Form 10KSB
period 1997-12-31
COLUMBIA CAPITAL CORP/TX/
filed 1998-03-31
CIK 1051985

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                   (Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1997
                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ______________ to _____________

                        Commission file number: 001-13749

                             COLUMBIA CAPITAL CORP.
            (Name of small business issuer specified in its charter)

     Delaware                                                      11-3210792
(State or other jurisdiction                                    (I.R.S. Employer
of incorporation or organization)                            Identification No.)

           2701 West Oakland Boulevard, Fort Lauderdale, Florida 33311 (Address of principal executive offices, including zip code)

                                 (954) 453-6575
                (Issuer's telephone number, including area code)

         Securities registered under Section 12(b) of the Exchange Act:

                                                     Name of each exchange
Title of each class                                  on which registered
      None                                                    None

         Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, $0.001 par value per share
                                (Title of Class)

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes No X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the fiscal year ended December 31, 1997 were $4,540,271.

The number of shares outstanding of the issuer's common stock as of December 31, 1997, was 12,500,000 shares. The aggregate market value of the common stock (1,247,000 shares) held by non-affiliates, based on the average of the bid and asked prices ($1.44) of the common stock as of December 31, 1997 was $1,795,680.

Transactional Small Business Disclosure Format (Check one): Yes_______ No X

This  Annual  Report on Form  10-KSB  (the  "Report")  may be deemed to  contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Forward-looking statements in this Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission (the "Commission"), reports to the Company's stockholders and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. These risks include, but are not limited to, the risks set forth herein, each of which could adversely affect the Company's business and the accuracy of the forward-looking statements contained herein.

Item 1. Description of Business

General

     The following should be read in conjunction with the Consolidated Financial Statements of Columbia Capital Corp., a Delaware corporation and the related notes thereto, contained elsewhere in this Report on Form 10-KSB. This Report contains forward-looking statements which involve risks and uncertainties. Actual results may differ significantly from the results discussed in the forward-looking statements.

     Columbia Capital Corp., a Delaware corporation ("Columbia"), operates through its wholly-owned subsidiary, First Independent Computers, Inc., a Texas corporation ("FICI"), which is a multi-faceted information service organization. Unless stated otherwise, Columbia and FICI shall hereinafter be referred to as the Company.

     The services provided by the Company are: (i) credit and debit card services; (ii) banking and financial services; and (iii) document management and distribution services. The services the Company provides to most of its customers serve as a link between consumers, merchants and financial institutions by capturing the initial transaction at the point of sale, giving the merchant credit for that transaction, posting the transaction to the financial institution's accounts receivable and general ledger and ultimately placing the transaction on the customer's statement.

     The Company concentrates on a niche market consisting of small to medium-sized accounts that have not achieved adequate economies of scale to operate their own in-house programs and systems. In addition, the Company seeks strategic alliances with appropriate size banks, thrifts, credit unions, insurance companies, merchants, utilities, government agencies and other service companies whose success depends upon successful data management. See "Description of Business - The Company's Business."

     In  an  information-based  economy,  the  critical  common  denominator  of transaction and data processing is spurring alliances between data processors and previously non-associative businesses, such as health care service organizations, utility providers, travel and tourism organizations and Internet merchandising companies. The Company can provide these services from a central location through a standard, common and economical on-line interface to each of its customer's principal offices as if they were located within the same building as the Company. This seamless and easy-to-use interface gives the customer instantaneous access to the information needed to properly manage and direct those services offered by the Company. This situation represents an opportunity for growth in demand for the Company's products and services. However, no assurance to this effect can be given. See "Description of Business-Sales and Marketing."

History of the Company

         Columbia was organized under the laws of the State of Delaware on February 5, 1993, for the purpose of creating an entity to obtain capital and to seek out, investigate and acquire interests in products and businesses with the potential for profit. At inception, Columbia's business plan was to seek investments and to form wholly-owned subsidiaries and distribute their securities to Columbia's shareholders in an attempt to diversify the potential acquisitions which could be made on behalf of Columbia's shareholders. Columbia subsequently abandoned this business plan. In connection with its organization, Columbia issued an aggregate of 2,175,000 shares of restricted Common Stock to its original officers and directors for $12,500. In 1993, Columbia completed a private offering of 325,000 shares of Common Stock at an offering price of $0.20 per share, from which Columbia realized gross proceeds of $65,000.

         On February 28, 1997, Columbia determined that its two subsidiaries, Central Capital Corp., and Hudson Resources, Inc., had no value and would hinder Columbia's plans for acquisition. Therefore, the shares of the two subsidiaries were sold for $1,361, to Lynn Dixon, Columbia's then principal shareholder. See "Item 12 Certain Relationships and Related Transactions."

         FICI started operations in 1968 as Data Processing Center ("DPC"), which was a division of First State Bank of Abilene and was in the business of processing the financial records for several Abilene area banks, on an outsource basis. On October 21, 1983, DPC was incorporated in the State of Texas; it changed its name to First Independent Computers, Inc. and became a subsidiary of First Independent Bank Shares, Inc., the holding company of First State Bank of Abilene, Texas ("SSI"). On September 11, 1987, all of the common stock of FICI was sold to CCS Technologies, Inc. ("CCS") of Orlando, Florida. On January 4, 1989, all of the common stock of FICI was sold by CCS to Affiliated Computer Services, Inc. ("ACS") of Dallas, Texas. On February 14, 1991, all of the common stock of FICI was sold by ACS to a private group of investors in Abilene, Texas. On May 31, 1994, all of the common stock of FICI was sold by the private investor group back to SSI. FICI changed its business services to those currently offered in or about April 1994.

     On April 28, 1997, all of the common stock of FICI (the "FICI Common Stock") was sold by SSI to Glenn M. Gallant ("Gallant") and Douglas R. Baetz ("Baetz") for $1,600,000 in cash. SSI is a party unaffiliated with Messrs. Baetz and Gallant. Messrs. Baetz and Gallant are, as of the date of this Report, both directors and principal shareholders of the Company. See "Item 11 - Security Ownership of Certain Beneficial Owners and Management" and "Item 12 - Certain Relationships and Related Transactions."

         On September 23, 1997, Columbia acquired all of FICI Common Stock (the "Acquisition") from Messrs. Baetz and Gallant. Pursuant to the terms of the agreement of acquisition of the FICI Common Stock (the "Stock Purchase Agreement") Messrs, Gallant and Baetz received 10,631,250 shares of Common Stock (after Columbia effectuated a 1 for 2 reverse stock split of its common stock) in exchange for the FICI Common Stock, which represented approximately 85% of Columbia's then issued and outstanding Common Stock. In connection with the purchase of the FICI common stock by the Company, 618,750 shares of Common Stock were issued by the Company to Baytree Associates, Inc. ("Baytree") as a fee for services rendered to the Company for arranging the transactions which are the subject of the Stock Purchase Agreement. See "Item 12 - Certain Relationships and Related Transactions."

The Company's Business

         The Company  engages in the financial  services  business by providing:
(i) credit and debit card  services;  (ii) banking and financial  services;  and
(iii) document management and distribution services. The Company provides, to most of its customers, in connection with the three areas of services listed above, a link between consumers, merchants and financial institutions by capturing the initial transaction at the point of sale, giving the merchant credit for that transaction, posting the transaction to the financial institutions accounts receivables and general ledger and ultimately placing the transaction on the customer's statement.

         According to The Nilson Report of March, 1998, as the world is rapidly moving toward electronic information processing, annual credit and debit card purchases in the United States have reached the $1 trillion mark. The combination of growth in the number of transactions and the continuing general trend toward outsourcing data processing functions directly benefits the Company. Outsourcing involves having a third party contractor perform a variety of services or tasks, such as those provided by the Company to the issuer of the credit and debit card. This trend is anticipated by management of the Company to remain a source of increased business in the future. However, no assurance to this effect can be given. The use of outsourcing is expected by management to continue and accelerate as a trend. However, no assurance to this effect can be given. See "Description of Business-Sales and Marketing," "Description of Business-Competition" and "Description of Business-Risk Factors."

Hardware and Software Upgrading

         Since the practical beginning of electronic data management in the 1960's, the Company and its predecessors have been actively involved in the development of the data processing industry and in the testing and research of software products. The Company's policy of hardware and software upgrade and acquisition has been pursued in order to facilitate the efficient processing required by the expansion of its credit card service business. With the continued upgrade of equipment and software, management of the Company believes that the Company has the capability to handle its recent and significant growth in the number of credit card processing transactions, as well as the further anticipated increase in volume of credit card processing transactions, which are expected to occur during fiscal year 1998. However, no assurance to this effect can be given.

         Further, as of December 30, 1997, the Company completed restructuring of its prices and fees charged for financial data processing and customer service. This restructuring brings the Company's fees in line with the industry standard of approximately $2.00 per account per month for financial data processing and $3.00 per account per month for customer service. See "Description of Business-Credit and Debit Card Services," "Item 6 Management's Discussion and Analysis or Plan of Operations" and "Item 12 - Certain Relationships and Related Transactions."

         Steps taken by the Company to insure that it will be able to provide the efficient processing required by the expansion of the credit card service business, including the recent installation of significant additional equipment necessary to the operation of a full-service credit card transaction processing company. The Company entered into a mainframe computer lease with IBM for 36 months, starting in October, 1997. Subsequently, the Company upgraded its mainframe computer CPU again in March, 1998 for its anticipated growth in business. The latest upgrade was accomplished pursuant to the existing IBM lease, on a co-terminus basis. The Company was able to accomplish this increase in computing capacity with IBM by depositing an aggregate of $500,000 in the form of a certificates of deposit, $200,000 of which was drawn from a line of credit supplied to the Company by Century Financial Group, Inc. ("Century"). Messrs. Baetz and Gallant, who are both directors and the principal shareholders of the Company, own all of the equity securities of Century. The Company has licensed numerous software programs, from unaffiliated third parties, to implement its business using its hardware, both owned and leased and such new banking software systems have been installed. See "Description of Business-The Company's Business," "Description of Business-Year 2000 Dilemma and Compliance" and "Item 12 - Certain Relationships and Related Transactions."

Year 2000 Dilemma and Compliance

         One of the major challenges facing the consumer financial data processing services industry is the problem of Year 2000 compliance. The Year 2000 dilemma deals with the underlying fact that many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the 21st century. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000. The Year 2000 dilemma affects virtually all companies and organizations, including the Company.

         The philosophy and practice regarding upgrades of equipment and software, in the opinion of management of the Company, allow the Company to offer a meaningful alternative to existing and prospective customers as an outsource, rather than such customers' attempting to perform these tasks in-house. Management feels that an additional opportunity to bring in bank processing customers exists by providing a solution to the Year 2000 dilemma. The Company's new banking software is certified and fully Year 2000 compliant and, therefore, a solution for banks facing this processing crisis. However, no assurance to this effect can be given. See "Description of Business-Sales and Marketing" and "Description of Business-Competition."

         Prospective and existing customers must comply with numerous required regulatory mandates and are faced with the Year 2000 dilemma. These mandates include: regulatory exams and audits supervised by the Federal Deposit Insurance Corporation ("FDIC"), Office of the Comptroller of the Currency of the United States and other state regulatory agencies, external audits by independent third party auditors, proper disaster recovery planning and testing, installation of proper procedures and controls, insurance that key personnel are properly backed up so that reliance on key individuals for services are not interrupted and a host of other issues. The removal of these overhead burdens is a significant marketing opportunity for the Company with existing and prospective customers. See "Description of Business-Year 2000 Dilemma and Compliance," "Description of Business-Sales and Marketing," "Description of Business-Competition" and "Description of Business-Regulation of the Company's Business."

         Over the past few years, the Company has attempted to actively address the Year 2000 dilemma. The Company has had in place a project plan and project team reviewing all hardware and software, as necessary. The Company has already made much of the investment needed for the Year 2000 Issue. The Company has also instituted policies and procedures that require all new hardware and software acquired or licensed by the Company to be Year 2000 compliant. As of the date of this Report, all hardware is expected to be Year 2000 compliant by the fourth quarter of 1998. It is management's opinion that any remaining Year 2000 issues are not significant and should be able to be funded through normal operating revenue and income. See "Item 6 - Management's Discussion and Analysis or Plan of Operation."

         Specifically, to address this problem the Company has installed newly acquired banking software systems, licensed from The Kirchman Corporation, an unaffiliated third party ("Kirchman"), that provides a solution to the Year 2000 dilemma. The Company's new banking software is certified by Kirchman as fully Year 2000 compliant, and, therefore, a solution for other companies which are facing the need to solve this impending crisis. These software upgrades are system and application functional upgrades. However, no assurance can be given that all Year 2000 issues have been solved by the acquisition of this software.

Credit and Debit Card Services.

         FICI provides a full range of card processing services for approximately fourteen customers which consist of seven banks, three retailers and four financial service organizations that do not operate their own in-house programs and systems. PaySys International Inc., ("PaySys") has licensed FICI to use its software known as CardPAC(C) and VisionPLUS(C), which addresses every activity associated with credit card transaction processing. These software packages provide specialized applications for customer credit, merchant processing, credit bureau application processing, customer service, special interchange processing, authorizations, transaction processing and collections. In addition, FICI provides custom programming services on the licensed application software for processing requirements that are unique to a customer's business. The Company works closely with its customers to be a total solutions provider. In providing a full range of credit card processing services, the Company supports comprehensive card programs, including bankcard issuing and acquiring (merchant services), co-branded, debit card, corporate card and private label programs. The services include application processing, customer service support, remittance processing, card embossing and production, chargeback processing, billing and statement preparation, mail processing, detailed reporting, account collections on behalf of its customers and merchant services.

         The Company has entered into multi-year agreements with most of its customers. For the year ended December 31, 1997, BestBank of Colorado ("BestBank"), an unaffiliated third party which had a preexisting business relationship with Messrs, Baetz and Gallant, accounted for 30%, Security State Bank ("SSB"), a former affiliate of FICI, accounted for 27% and Pride Refining Inc., an unaffiliated third party, accounted for 16%, of 1997 gross revenues. The loss of any of these three customers could have a material adverse effect upon the business of the Company. Agreements between the Company and its customers provide that the Company will perform data processing in order to provide to its customers computer programming and other services in connection with the Company's programs with MasterCard International, Inc. ("MasterCard"), Visa U.S.A., Inc. ("VISA") and private label credit card operations. These agreements terminate at various times during the period from May, 1998 through July 31, 2005, but automatically renew for an unlimited number of successive years, unless notice of termination is given by either party no less then 180 days prior to a designated termination date.

         During the year ended December 31, 1997, the Company's agreement with Clark Refining, Inc. ("Clark"), an unaffiliated third party, expired and has not been renewed. For the fiscal years ended December 31, 1996 and 1997 the revenue derived by the Company from Clark was approximately $1,335,914 or 32% and $530,224 or 11%, respectively. Further, SSB has been acquired since the beginning of this fiscal year by a company that has its own data processing operations. Management of the Company anticipates that the Company will retain SSB's credit card and certain other processing business. However, no assurance to this effect can be given, but management anticipates a loss of a portion of the business of SSB, which loss is estimated by management to amount to approximately $500,000 in annual revenue for fiscal year 1998. However, no assurance can be given to this effect. Furthermore, revenues from Pride Refining, Inc. ("Pride"), were $715,500 for the twelve months ended December 31, 1997 as compared to $804,000 for the twelve months ended December 31, 1996. This represented a decrease of 11% during 1997. This revenue decrease was due to a decision of the management of Pride to take their computer processing activities in-house. This removal of processing business from the Company to Pride is being converted in stages and should be completed by the summer of 1999. Due to the expected increase in revenues from the Company's credit card operations and bank processing, the loss of the Pride revenue is not anticipated to have a material adverse effect on total revenue for fiscal year 1998. However, no assurance to this effect can be given. Item 6 - Management's Discussion and Analysis or Plan of Operations - Results of Operations for Years Ended December 31, 1997 and December 31, 1996."

         Agreements with BestBank and Century Financial Group, Inc.. On October 1, 1997, the Company entered into a master agreement with BestBank (the "Master Agreement") for processing and services for its customers with which BestBank has entered in contractual agreements. BestBank is unaffiliated with the Company or its affiliates.

         BestBank is a Colorado state-chartered bank and operates primarily as a provider of credit card and debit card programs. The primary contractor to BestBank for such programs is Century, an affiliate of Messrs. Baetz and Gallant, which handles such programs on a turn-key basis. BestBank oversees Century's operations to monitor Century's compliance with all federal and state laws and regulations. As a small community bank, BestBank competes in the credit and debit card arena by targeting niche markets that have been overlooked by major institutions. Management of the Company believes that a majority of BestBank's income is derived from the Century-administered credit and debit card programs.

         Century offers turn-key solutions in the credit and debit card industries for small banks wishing to enter this field. Century has developed credit card programs for BestBank, Berthoud National Bank and First Premier Bank. For most small banks, the cost of starting up a credit card program may be prohibitive. The costs of development of such a program, the systems staffing and marketing may take more capital than such small banks can prudently invest. Century, can assume risks that would not be reasonable and prudent for a small bank. Century provides the marketing (directly or through related and unrelated third parties), customer service, credit underwriting dispute resolution, collections (through its affiliate, Berwyn Holdings, Inc. ["Berwyn"]) and data processing through the Company. In the event that the account becomes delinquent, Century purchases the receivable from the bank at par.

         Because the Master Agreement provides BestBank with fixed cost pricing for services provided by the Company for credit and debit cards and merchant processing, BestBank is able to market its programs and services to other non-issuing entities. BestBank initiates new programs for card issuers while the Company obtains the processing of these accounts through the marketing efforts of BestBank. It is anticipated by management of the Company that as BestBank adds new customers or new programs for existing customers, the Company will be able to expand its own business operations. However, no assurance to this effect can be given. As of February 28, 1998, the number of credit card accounts serviced by the Company is 417,816, of which 397,504 are derived by the Company pursuant to the Master Agreement with BestBank. BestBank has approximately 130,000 additional credit card accounts which are currently committed to a competitor of the Company for processing. BestBank, has agreed, in principle, to begin conversion of these accounts over to the Company as soon as practicable. However, no assurance can be given that such accounts will be converted to the Company. See "Description of Business-Sales and Marketing."

         In October, 1997, Century entered into an agreement with BestBank to service a new program for the introduction of debit cards, commencing on April 1, 1998. Berwyn is in the process of setting up the VISA debit card program for BestBank for this new program. Through the Company's Master Agreement with BestBank, the Company will process and service this debit card program. This program will be marketed by Financial Management Services, Inc. ("FMS"), an unaffiliated third party. The debit cards are to be introduced through the national chain of check cashing retail outlets, Check Cashing Store, Inc.
("CCSI") owned by FMS. FMS is currently testing this program and expects to market this program throughout the country over the next 12 months. The delivery of the debit card product is expected to be completed by August, 1998 in over 3,500 stores in the United States.
However, no assurance to this effect can be given.

         Agreement with FiScrip. On March 1, 1998, the Company entered into an agreement with FiScrip, Inc., a Nevada corporation ("FiScrip"), which may be deemed to be an affiliate of Messrs. Baetz and Gallant. FiScrip markets processing services for Automatic Teller Machines ("ATM's") transactions, debit terminal transactions and Electronic Benefits Transfer systems ("EBT") transactions. FiScrip and its co-venturer, Norstar, Inc., of Orlando, Florida, an unaffiliated third party, contract with independent sales organizations ("ISO's") for deployment of terminals and services.

         The Company is the sole provider of these services to FiScrip for operation of these systems. The Company performs: (i) the daily settlement function which consists of the reconciliation and balancing of these daily transactions received so that funds are accounted for by the banks, merchants and the Federal Reserve; (ii) monthly statement generation to merchants and ISO's reflecting all transactions and associated fees; (iii) merchant and network adjustment procedures, which process and reconcile all network and merchant adjustments generated through automated clearing house transactions ("ACH") and other transaction types; (iv) merchant telephone support through the use of a toll free telephone support; and (iv) merchant terminal loading of software and application processing for merchant approval of ATM and debit terminals.

         FiScrip designs, programs and tests the software that is reloaded into ATM's and debit card point-of-sale machines. FiScrip is one of four companies certified by Deluxe Payment Systems, an unaffiliated third party, to process EBT transactions. EBT is a new process and method of distributing federal entitlements, initially including food stamps, welfare and social security payments to beneficiaries. In place of printing and issuing checks and other financial instruments, some beneficiaries of government entitlement programs receive a debit style card (a "QUEST Card") which operates in the same manner as an ATM or debit card. The beneficiary of the entitlement program uses this federally issued card to purchase items utilizing the EBT system. The federal government may eventually establish individual accounts which will be debited when a beneficiary makes a withdrawal or purchase. However, no assurance can be given as to when the federal government will establish this process. It is expected by FiScrip that there will be substantial competition in the provision of the service offered by FiScrip. No assurance can be given that FiScrip will be successful in competing for this business; thus, the Company may not receive the processing business anticipated by management of the Company to be derived from EBT transactions.

         The transactions based on this medium of exchange through FiScrip and the Company are estimated to produce a gross transaction fee of between $0.06 to $0.09, of which the Company will be paid a per transaction fee of $0.02 and a fee of $3.50 per monthly statement generated by the Company. The transaction fee is in addition to the merchant application and statement fees. However, no assurance can be given as to the volume of transactions that will be processed or rates at which such processing will take place. FiScrip is newly in operation in connection with the EBT business, with no more than 5,000 transactions in February, 1998 and 7,000 transactions in March, 1998. FiScrip anticipates a significant increase in the number of transaction, but no assurance to this effect can be given.

         According to federal government surveys, it is anticipated that by the year 2000, 60% of the population of the United States will be receiving monthly income issued electronically and accessible through the use of a QUEST Card. However, no assurance to this effect can be given. The total dollar value of EBT transactions (food stamps, aid to families with dependent children and welfare) in 1998 is estimated by FiScrip to be $60 billion, with an average transaction size of approximately $23.00, or approximately 450 million transactions per year. FiScrip's target market share of total dollar volume of EBT transactions is estimated to be $6 billion or 65 million transactions per year) by January 1, 2000. However, no assurance can be given that there will be this volume of transactions or that FiScrip will service such a volume of transactions.

         The Social Security System will begin distributing benefits using EBT beginning on January 1, 1999 and expects to have completed full implementation of the distribution system for benefit distribution using EBT by January 2, 2002. The dollar value for all EBT transactions by the Social Security System is expected to reach $470 billion annually. However, no assurance to this effect can be given.

         FiScrip has been certified by Citibank and Lockheed Martin as an EBT third party processor according to federally established guidelines in twenty eight states and two counties in California. Eleven other states will require simple certification, which is anticipated to be completed in 1998. However, no assurance to this effect can be given. FiScrip's EBT development plans include full certification for six additional states as, if and when government contracts are awarded to Lockheed Martin or Deluxe Payment Systems, both of which are unaffiliated with the Company or FiScrip, for EBT transaction processing.

         Processor Services. As a processor of credit card and banking transactions, the Company assumes all responsibility for the processing systems, software maintenance and compliance. The Company data processing center is staffed twenty-four hours a day, seven days a week, and processes and balances all incoming and outgoing file transmissions, provides ACH transmissions, daily updates, reports, generates statements, microfiche reports and statements, maintains system backup and provides customer support. Other processor services include the issuance of user documentation explaining the features and functionality of the processing system (card holder and merchant processing, authorizations, collections and customer service). In addition, the Company provides user training to its customers.

         On-site and off-site backups of daily activity and systems are maintained. In the event of a disaster, the Company has a hot site disaster recovery center at its immediate disposal from IBM. A comprehensive disaster recovery plan and testing of that plan are required in the regulatory environment that the Company operates in, which is a part of the Company's policy of hardware upgrade and acquisition in order to facilitate the efficient processing required by the expansion of the card business and to create a solid foundation for the growth of the Company and to maintain its goal of being a total solutions provider. See "Description of Business-Regulation of the Company's Business."

         Each customer is assigned a Client Support Specialist. These representatives provide support and assistance to research problems, clarify system functionality, setup new programs and promotions and training. All banking customers of the Company have direct 24 hour, 7 day a week "helpdesk" support from Kirchman. The Company provides on-site support during conversions and major software enhancements or releases. The Company also provides collection services to its customers. In addition, the Company has established a business relationship with several full-time collection agencies and will provide appropriate information at the customer's request. The Company provides the capability to do file transfers files to these agencies and, in several cases, these agencies are on-line, real time connected to the collection management system. Further, the Company offers a complete dispute resolution service to its customers utilizing a state-of-the-art interchange tracking system. Service representatives process all copy requests and chargebacks. In conjunction with the chargeback processing procedures, service representatives perform other fraud and risk management functions in an effort to assist the Company's customer from being victimized by fraudulent and unscrupulous transactions. The Company also provides over 350 standard reports that are readily available to the customer. These reports can be generated daily, weekly, monthly, quarterly or by special request. All of the standard reports are made available through hard copy, microfiche and on-line. In addition, customized and ad hoc reporting services are available to the customer.

         Bankcard and Private Label Card Processing Services. The banking and financial services and data processing component of the Company's operations are equipped and capable to perform the "back room" operations for banks, thrifts, credit unions, insurance companies, merchants, utilities, government agencies and others. The Company provides full back room operations for its customer's credit and debit products.

                  FICI's Backroom Services. The Company utilizes Search and Scoreware software licensed from Fair Isaac(R), to access the three major credit bureaus and score applicants credit applications. The particular credit data is entered into the credit decision management system and transmitted directly to the credit bureau. Based on the customer's business requirements, these applications are pre-screened and requested credit scoring or reporting is secured from the credit bureau. Upon approval, an account is automatically set up with the customer and the applicant is issued a credit card. Applications that are declined are maintained in the database, and the applicant is automatically sent a letter of notification. All records and applications are retained for historical purposes based upon the customer's requirements and appropriate requirements for regulatory purposes.

         The Company offers its customers full customer service support, both automated and service representative support. A fully automated system, using voice response and direct talk software, allows credit card holders to activate their cards, verify account balance information and report lost or stolen cards. The voice response system immediately and automatically blocks accounts that have been reported lost or stolen and prevents any additional transactions from being authorized. With proper security and passwords the voice response system automatically activates a credit card holder's card, relieving the service representative from those tedious tasks and allowing the service representative time to concentrate on assisting credit card holders with other important concerns. Additionally, the Company offers a toll free telephone service to process all other customer service calls. The service representative utilizes the customer service management system to assist credit card holders in solving their questions and concerns. The customer service management system allows the customer to automate and custom-tailor the customer service processing. This allows for efficient tracking and reporting of all customer service activities.

         The Company utilizes several proprietary and third party networks for its authorization, capture and merchant accounting services. Utilizing the merchant processing system, the Company offers toll free telephone services and service representatives to provide merchants the support needed for authorizations, basic inquiries, researching disputes and settlement processing. The warehousing and deployment of point of sale ("POS") terminals can be an overwhelming task. Through the Company's strategic relationship with Triumphant Enterprises, Inc. of Dallas, Texas, an unaffiliated third party, which is in the business of terminal deployment, this task is accomplished and integrated with a degree of certainty and accuracy.

         A vital and important part of the Company's backroom services is the assistance of the customer's daily balancing and reconciliation of the processing solution. These processes are used daily to determine the settlement with VISA, MasterCard, retailers and remittance of funds. Providing this important service insures that the customer is getting cash management information expeditiously and accurately for cash flow purposes.

     Credit Card Production. The Company produces credit cards for its customers, and such cards may be upgraded to include smart card personalization as an additional service. The Company maintains a dual security system which will meet VISA and MasterCard standards for card security and production. The Company's software allows the customer to define various card types and programs and to define special processing parameters for billing and statement preparation. With the ability to provide multiple statement messages, the statement is frequently used by the Company's customers to announce new services, contests, and credit line increases. In addition, the Company may design and customize the statements, which act as a basic marketing tool. Data entry support can be supplied for customers who have special promotions and other marketing events. The Company also offers direct marketing services. Direct mail marketing items can be sent to any list of current or prospective card holders. The Company's affiliation with other marketing organizations allow the Company to support multiple marketing programs including both in-bound and out-bound telemarketing campaigns. These telemarketing campaigns are designed to enhance and grow the customers' card base and to efficiently handle the potentially large volume of specific calls. Various programs can be custom tailored to focus upon a customer's particular needs and specific market penetration.

Banking and Financial Services

         The Banking and Financial Services component of the Company performs the processing and "backroom" operations of banks, thrifts, credit unions, insurance companies, merchants, utilities, government agencies, and others. The Company processes for several banks and financial institutions which represents, in the aggregate, 20% of its gross billing for 1997. Although this segment does not comprise a majority of the Company's revenues for 1997, the Company believes that it can grow and expand this line of business. However, no assurance to this effect can be given. See "Description of Business-Sales and Marketing."

         The financial institutions processing services from the Company begin with the implementation of the processing system, proceeds with the customer's use of the system and ends with other services offered by the Company. The processing system retains the data for the total customer relationship, meaning the customer is viewed from both sides of the balance sheet. This integrated information is the foundation for an institution's improved risk management, better marketing for product penetration and better servicing of the customer base. The processing system manages all liabilities from checking accounts to time deposits, each with capabilities that range from fixed rates to tiered rates and from bonus rates to overdraft protection.

     The Company provides proof and data entry services for all cash and transit items for the customer. Checks, debit advices and credit advices are micr encoded. On a daily basis, all items rejected are researched and re-entered to insure that the customer receives full credit for all monetary items submitted. Upon completion, the debit and credit captured data is electronically transferred to the processing systems. After the capturing process, the Company generates and creates the necessary cash letters for the financial institutions and delivers such letters to the Federal Reserve according to their mandated instructions and delivery times.

         Using the processing system and in-house developed software, the Company offers a full line of ACH services including: (i) payroll check deposits; (ii) social security payments; (iii) deposits and withdrawals; (iv) corporate transactions; (v) retail transactions; and (vi) return items and automated reversals. Utilizing the Company's direct connection to the Federal Reserve through the Fed Line, ACH transactions and wire transfers are completed.

Document Management and Distribution Services

         The document management and distribution services the Company provides to its customers simplify an otherwise overwhelming task of processing inbound and outbound paper items. In document management, the Company offers processes for producing and reducing the amount of paper reports and statements for the customer, with its online tools for reports, microfiche processing and with the acquisition of digital document technology and Computer Output to Laser Disk ("COLD") product. As of the date of this Report, the Company processes over 800,000 mail pieces per month. The Company intends to increase this business to over 1,500,000 pieces per month during the next year. However, no assurance to this effect can be given. This increased volume is anticipated to be generated from the growth of the other operations of the Company. However, the Company expects to also add other customers with specific mailing and distribution needs. However, no assurance to this effect can be given. See "Description of Business-Sales and Marketing."

         Through its sophisticated software products, in conjunction with the latest available hardware, the Company gives the customer an avenue into an almost paperless world. These services include on-line real time access to its daily reports and statements. The customer only needs to print locally those items for which they wish to have hard copy. This on-line service of reports is an efficient and time saving solution to the customer for viewing and retrieval of data. The Company offers customers the opportunity to receive reports on microfiche.

         Besides the advantage of processing efficiency over traditional analog file storage, the use of COLD storage and retrieval methodologies have application for customer service operations. Through the Company, clients'
Customer Service Representatives will be able not only to inspect customer statements by line item data, but will be able to retrieve, view and reference digitized images of original documents on a real time basis. For added customer services, these items may then be reprinted or faxed on demand. The customer's need for manpower support is consequently, greatly reduced while increasing the productivity of customer service personnel.

Sales and Marketing

         The marketing goals of the Company are to expand the already created and operating multi-faceted information service organization dedicated to the provision of financial data processing, document management, electronic commerce services and customer service. The Company has focused on customers, such as denovo banks (banks in the process of being formed) and businesses in the credit card industry that may be overwhelmed with new regulatory and related problems and want to outsource their operations. During the 1980's the trend for community banks was to bring their processing in-house. Faced with the Year 2000 dilemma and ever increasing data processing costs, these institutions are prime candidates to again contract their processing to service companies such as the Company. Further, the Company can process for institutions in all facets of their operations, although no assurance can be given to this effect. See "Description of Business-Year 2000 Dilemma and Compliance."

         Because the Company serves as a link between consumers, merchants and financial institutions and has been and continues to concentrate on: (i) the fulfillment of a niche market consisting of small to medium-sized accounts that have not achieved adequate economy of scale to operate their own in-house programs and systems; (ii) seeking out strategic alliances with appropriate service companies whose advantage depends upon successful data management; and
(iii) providing a personalized customer-service oriented strategy, the Company believes that its marketing approach will earn it a substantial number of new customers and customer conversions. However, no assurance to this effect can be given.

         For small and denovo banks, credit card operations can be highly lucrative. However, for most small banks, the cost of starting up a credit card program is prohibitive because the costs of development of the program, the systems staffing and marketing take more capital than the banks can prudently invest. The Company can alleviate some of this cost and make a bank credit card operation feasible in some cases, although no assurance can be given to this effect.

         A significant part of the sales of the Company's services are made by its executive officers. Additionally, the marketing efforts of Century, Berwyn and BestBank have resulted in a significant growth in the number of credit card accounts being serviced by the Company. Management of the Company anticipates that as Century, Berwyn and BestBank initiate new programs, either for themselves or for credit card issuers, the Company will obtain the processing of these accounts. However, no assurance to this effect can be given. In addition to the foregoing, the Company receives referrals of possible customers from its software vendors See "Item 9 Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act."

         There has been a trend over the last several years for banks and other financial institutions to consolidate, thereby causing a shrinkage in the number of possible customers for the Company's services. The Company is partially protected from this trend by having relatively long term agreements with its customers. One such consolidation is the recent purchase of SSB, causing an anticipated decline in revenue from that account to the Company. The effects of this trend in consolidation could have a material adverse effect upon the Company's future business prospects. However, the effects of this trend, in the opinion of management, are off-set by the fact that there are approximately 300 denovo banks currently in formation and there has been the introduction of new financial instrument programs on a continuous basis. Many of such programs are potential customers for the Company's services. It is uncertain whether the Company will benefit from such new financial instrument programs. No assurance can be given that the Company will be able to replace customers lost to consolidations within the banking industry, and if the Company is successful in replacing such customers, that such replacement customers will result in enough revenue to off-set lost revenue and profits. See "Description of Business-Credit and Debit Card Services," "Description of Business-Sales and Marketing," "Description of Business-Competition" and "Item 12 - Certain Relationships and Related Transactions."

Competition

         The industry segments in which the Company's business operates are highly competitive. The Company competes with major and independent providers of services in the credit card industry. Some of the companies with which the Company competes are substantially larger, have more substantial histories, backgrounds, experience and records of successful operations, greater financial, technical, marketing and other resources, more employees and more extensive facilities than the Company has or will have in the foreseeable future. In addition, the Company competes with businesses that internally perform data processing or other services offered by the Company.

         The industry in which the Company competes is highly fragmented. The Company believes that with its vast range of services and the Year 2000 compliance issues, those banking and financial institutions looking for a new and compliant solution will begin to migrate from their in-house solutions to companies on an outsource basis. Management of the Company believes that to succeed in competing for customers in its industry segments the Company's factors for success are its capabilities, quality of service, price, reputation and, in some cases, convenience of location to the client.

         The Company's ability to compete effectively may also depend on the availability of capital. Many of the Company's competitors have access to significantly greater capital and management resources then does the Company. The Company is not aware of any competitor which provides the same range of services as the Company. However, no assurance can be given that such competitors do not exist. The Company's competitive capabilities are a fact of the Company's state of the art card software solutions systems and a focus on a customer-service oriented approach for the small- to medium- sized customers. Furthermore, management of the Company believes that the Company enjoys an advantage as a total provider and can thereby offer these services at a reduced costs to its customers. However, no assurance to this effect can be given. See "Item 12 - Certain Relationships and Related Transactions."

         Further, with the focus of most of the Company's competitors being on large, high-volume accounts, the Company has an added competitive advantage in seeking out customers in the small to medium-sized card issuers market, which is believed by management to comprise nearly 30% of the nearly 250 million accounts which form the card industry in the United States. However, there is an increasing trend of bank mergers and consolidations which may, over time, cause the market for the Company's services to shrink and thus significantly increase competition. See "Description of Business-Sales and Marketing."

Employees

         As of March 27, 1998, the Company had eighty-two (82) full-time employees, including three (3) corporate executives, sixty-nine (69) operations persons, ten (10) administrative personnel and three (3) part-time employees.

         The Company intends to hire additional personnel as the development of the Company's business makes such action appropriate. The loss of the services of key personnel, including its three executive officers, could have a material adverse effect on the Company's business. Since there is intense competition for qualified personnel knowledgeable about the Company's industry, no assurance can be given that the Company will be successful in retaining and recruiting needed key personnel. The Company does not have key-man life insurance for any of its employees.

         The Company's employees are not represented by a labor union and are not covered by a collective bargaining agreement. The Company believes that its employee relations are good.

Regulation of the Company's Business

         Various aspects of the Company's businesses are subject to federal and state regulation which, depending on the nature of any noncompliance, may result in the suspension or revocation of licenses, registrations or certifications, as well as the imposition of civil fines and criminal penalties. Since the Company's services are performed on behalf of the customer and the Company does not take possession of the receivables or funds collected from credit card holders, the Company is not required to have any specific licensing or registration in the states in which the Company's customers operate. However, the Company is required to have the software and procedures that it utilizes be in compliance with various regulations. Among such regulations are: Regulation Z of the Truth in Lending Act and Regulation E of the Electronic Fund Transfers Act. Furthermore, there are portions of the regulations of the FDIC that are applicable to the activities of the Company, as are regulations of the Office of the Comptroller of the Currency of the United States and those of various state regulatory agencies. The Company believes that it is in material compliance with all such regulations in accordance with the Federal Financial Institutions
Examination Council, Information Systems Examination Handbook; and VISA and MasterCard certification and compliance mandates.

         With respect to the above requirements, the Company has been audited annually by banking examiners and third party auditors to monitor compliance with all regulations. The Company has received satisfactory ratings on these audits. During the current fiscal year, the Company's third party audit will be expanded from a regulatory compliance review to a full Statement on Auditing Standards ("SAS") 70 audit. This SAS 70 audit is being conducted to determine whether all areas of the Company's processing procedures, application software and internal controls are operating in compliance with prescribed independent auditing standards. Management of the Company believes that the Company meets all required standards and materially complies with all applicable regulations. However, no assurance to this effect can be given.

Risk Factors

         This Report may be deemed to contain forward-looking statements within the meaning of the Reform Act. Forward-looking statements in this Report or hereafter included in other publicly available documents filed with the Commission, reports to the Company's stockholders and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. These risks include, but are not limited to, risks set forth herein, each of which could adversely affect the Company's business and the accuracy of the forward-looking statements contained herein.

         There is a limited public market for the Company's Common Stock. Persons who may own or intend to purchase shares of Common Stock in any market where the Common Stock may trade should consider the following risk factors, together with other information contained elsewhere in the Company's reports, proxy statements and other available public information, as filed with the Securities and Exchange Commission, prior to purchasing shares of the Common
Stock:

Financial Risks

         Need for Additional Capital for Expansion. The Company's current business plan includes a strategy to expand as a provider of processing services through the development of new customers. Financing for such acquisitions or development may not be available to the Company on commercially reasonable terms. In the event the Company cannot obtain the additional financing needed to fulfill its acquisition strategy, the Company may be unable to achieve its proposed expansion strategy. See "Item 6 - Management's Discussion and Analysis or Plan of Operation."

         Reliance on Affiliates As Source of Business. The recent growth in volume of credit card processing transactions serviced by the Company is due to new customers of the Company arranged for by Messrs. Baetz and Gallant and their affiliates. Much of the anticipated short term future growth in the business of the Company is expected to be derived from agreements with BestBank and FiScrip, which were similarly arranged for by Messrs. Baetz and Gallant or their affiliates. Messrs. Baetz and Gallant operate businesses in other aspects of the credit card industry. No assurance can be given that such companies will continue to do business with the Company in the future or that the basis upon which they do business with the Company will be profitable to the Company. A loss of involvement in the Company by Messrs. Baetz and Gallant could have a material adverse effect upon the Company. Further, Century, an affiliate of Messrs. Baetz and Gallant, has provided secured debt financing to the Company. Should that debt go into default, Century could foreclose on its debt and the control of all of the business of the Company could pass to Century, which could have a material adverse effect upon the Company. See "Description of
Business-Competition" and "Item 12 - Certain Relationship and Related Transactions."

         Reliance on Customers. The Company relies upon three customers for 73% of gross revenues. The Company's largest customer represents over 30% of the Company's revenue for the fiscal year ended December 31, 1997 and 70% of the Company's gross revenue during the three months ended December 31, 1997 and is expected to represent a larger percentage of revenue in the future. If one or more of these three customers were to cease doing business with the Company, it could have a material adverse effect on the Company's business. The Company's largest customer has committed to a five-year contract which began on October 1, 1997. This customer and the anticipated short term future growth in the business are derived from the Master Agreement with BestBank which was arranged for by Messrs. Baetz and Gallant or their affiliates. Management believes that the contract will be honored for the full term and ultimately renewed. However, no assurance can be given to this effect. See "Description of Business-Credit and Debit Card Services" and Item 6 - Management's Discussions and Analysis or Plan of Operation."

General Business Operations Risks

         Adverse Trends in the Company's Business. There has been a trend over the last several years for banks and other financial institutions to consolidate, thereby causing a shrinkage in the number of possible customers for the Company's services. The Company is partially protected from this trend by having relatively long term agreements with its customers. One such consolidation is the recent purchase of SSB, causing an anticipated decline in revenue from that account to the Company. The effects of this trend in consolidation could have a material adverse effect upon the Company's future business prospects. However, the effects of this trend, in the opinion of management, is off-set by fact that there are approximately 300 denovo banks currently in formation and there has been the introduction of new financial instrument programs on a continuous basis. Many of such programs are potential customers for the Company's services. It is uncertain whether the Company will benefit from such new financial instrument programs. No assurance can be given that the Company will be able to replace customers lost to consolidations within the banking industry, and if the Company is successful in replacing such customers, that such replacement customers will result in enough revenue to off-set lost revenue and profits. See "Description of Business-Sales and Marketing."

         Government Regulation of Business. Various aspects of the Company's businesses are subject to federal and state regulation which, depending on the nature of any noncompliance, may result in the suspension or revocation of licenses, registrations or certifications, as well as the imposition of civil fines and criminal penalties. Since the Company's services are performed on behalf of the customer and the Company does not take possession of the receivables or funds collected from credit card holders, the Company is not required to have any specific licensing or registration in the states in which the Company's customers operate. However, the Company is required to have the software and procedures that it utilizes be in compliance with various regulations. The Company believes that it is in material compliance with all such regulations in accordance with the Federal Financial Institutions
Examination Council, Information Systems Examination Handbook; and VISA and MasterCard certification and compliance mandates. However, no assurance to that effect can be given. See "Description of Business-Regulation of Company's Business."

         Competition. The credit card service industry is fragmented and highly competitive. The Company directly and indirectly competes with other businesses, including businesses in the credit card service industry. In many cases, these competitors are larger and more firmly established than the Company. In addition, many of such competitors have greater marketing and development budgets and greater capital resources than the Company. Accordingly, there can be no assurance that the Company will be able to achieve and maintain a competitive position in the Company's industry. See "Description of Business-Competition."

         Certain Conflicts of Interest. Due to the nature of certain transactions between Messrs. Gallant, Baetz and their affiliates, such as Century, Berwyn and FiScrip, and the Company, the terms under which these agreements were negotiated may not be deemed to have been negotiated on an arm's length basis. The nature of these relationships may be deemed to be a conflict of interest between Messrs. Gallant, Baetz and their affiliates on the one hand and the Company on the other hand. See "Item 12 - Certain Relationships and Related Transactions."

         Dependence on Subcontractors for Marketing. The Company's success in marketing its services and in the recent growth of its business and revenues has been dependent upon various companies in the financial services business, some of which are affiliated with Messrs. Baetz and Gallant. In addition to affiliates of Messrs. Baetz and Gallant, BestBank has been a significant source of expansion of the volume of business of the Company. Although the receipt of business from these companies has significantly expanded the Company's business and revenues and reduced the Company's investment in marketing, it may also subject the Company to certain risks associated with reliance on others for marketing, such as loss of business for reasons other than the cost or quality of the Company's services. See "Description of Business-Sales and Marketing."

         Need for Liability Insurance. The Company's products and services subject the Company to potential exposure from customer claims in the event of financial loss resulting from the operation of the Company's business. The Company maintains insurance coverage from St. Paul Fire and Marine Insurance Company in the amount of $1,000,000 per occurrence and a $2,000,000 aggregate limit. Any product liability claim against the Company seeking damages in excess of the amount of the Company's insurance coverage then in place, if any, could expose the Company to damages or legal expenses which could be significant and which could have a material adverse effect on the Company. The inability of the Company to retain this insurance coverage or obtain adequate product liability insurance coverage in the future or the entry of a judgment against the Company in excess of available insurance coverage could force the Company either to reduce operations or cease business activities altogether.
See "Description of Business."

         Dependence on Key Personnel. The Company is dependent upon the skills of its management team and the relationships of key executive personnel. There is strong competition for qualified personnel in the financial services industry and an inability to continue to attract, retain and motivate key personnel could adversely affect the Company's intended business. The Company does not have employment agreements with its key personnel. There can be no assurances that the Company will be able to retain its existing key personnel or to attract additional qualified personnel. The Company does not have any key man life insurance on any members of senior management, but will consider purchasing such insurance when such insurance is deemed affordable. See "Item 9 Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act" and "Item 12 - Certain Relationships and Related Transactions."

         Control by Principal Stockholders. The Company's principal stockholders, directors and executive officers of the Company and their affiliates control the voting power of approximately 85% of the outstanding Common Stock. As a result of such Common Stock ownership, such persons will be in a position to exercise significant control with respect to the affairs of the Company and the election of directors. See "Item 11 Security Ownership of Certain Beneficial Owners and Management."

         No Independent Directors. The Board of Directors consists of five directors, none of whom is independent. Although all directors are required to act in the best interests of the Company and its stockholders, directors not employed by the Company may be able to more independently assess certain key areas, such as compensation of management as it relates to operations and progress of the Company, and reviewing accounting issues, including the scope and adequacy of internal control procedures, and recommending independent auditors to serve the Company. The Company has no compensation committee. Independent directors also aid in avoiding conflicts of interest that exist by virtue of affiliation with the Company. Management has undertaken to appoint independent directors to the Board at such time as qualified candidates are available. There can be no assurance that such candidates will be available. See "Item 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act."

Securities Risks

         Limited Public Market for Common Stock. There is currently a limited public market for the Company's Common Stock. Holders of the Company's Common Stock may, therefore, have difficulty selling their Common Stock, should they decide to do so. In addition, there can be no assurances that such markets will continue or that any shares of Common Stock which may be purchased may be sold without incurring a loss. Further, the market price for the Common Stock may be volatile depending on a number of factors, including business performance, industry dynamics, news announcements or changes in general economic conditions. See "Item 5 - Market for Common Equity and Related Shareholder Matters."

         Disclosure Relating to Low-Priced Stocks. The Company's Common Stock is currently listed for trading in the over-the-counter market on the NASD Electronic Bulletin Board or in the "pink sheets" maintained by the National Quotation Bureau, Inc., which are generally considered to be less efficient markets than markets such as NASDAQ or other national exchanges, and which may cause difficulty in conducting trades and in obtaining future financing. The Company's securities are subject to the "penny stock rules" adopted pursuant to
Section 15 (g) of the Exchange Act. The penny stock rules apply to non-NASDAQ companies whose common stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). Such rules require, among other things, that brokers who trade "penny stock" to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade "penny stock" because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. See "Item 5 - Market for Common Equity and Related Shareholder Matters."

     Lack of Dividends on Common Stock. The Company has paid no dividends on its Common Stock as of the date of this Report and there are no plans for paying dividends on the Common Stock in the foreseeable future. The Company intends to retain earnings, if any, to provide funds for the expansion of the Company's business. See "Item 5 - Market for Common Equity and Related Shareholder Matters."

          Future Issuances of Preferred Stock. The Company's Certificate of Incorporation authorizes the issuance of preferred stock with such designation, rights, preferences and privileges as may be determined from time to time by the Board of Directors, without stockholder approval. In the event of issuance of preferred stock, such issuance could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although the Company has no present intention to issue any shares of its preferred stock, there can be no assurances that the Company will not do so in the future. See "Item 5 - Market for Common Equity and Related Shareholder Matters."

         Shares Eligible for Future Sale; Issuance of Additional Shares. Future sales of shares of Common Stock by the Company and its stockholders could adversely affect the prevailing market price of the Common Stock. There are currently 1,247,000 shares of Common Stock which are free trading shares or are eligible to have the restrictive legend removed pursuant to Rule 144(k) promulgated under the Securities Act. Sales of substantial amounts of Common Stock in the public market, or the perception that such sales may occur, could have a material adverse effect on the market price of the Common Stock. Pursuant to its Certificates of Incorporation, the Company has the authority to issue additional shares of Common Stock. The issuance of such shares could result in the dilution of the voting power of the currently issued and outstanding Common Stock. See "Item 5 - Market for Common Equity and Related Shareholder Matters."

         Potential Anti-Takeover Effect of Certain Charter Provisions. The Company's Certificate of Incorporation includes certain provisions which are intended to protect the Company's stockholders by rendering it more difficult for a person or persons to obtain control of the Company without cooperation of the Company's management. The Company is subject to the General Corporation Law of the State of Delaware, including Section 203, an anti-takeover law enacted in 1988. In general, the law restricts the ability of a publicly held Delaware corporation from engaging in certain "business combinations" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder. Such provisions are often referred to as "anti-takeover" provisions. The "anti-takeover" provisions in the Certificate of Incorporation may delay, deter or prevent a takeover of the Company which the stockholders may consider to be in their best interests, thereby possibly depriving holders of the Company's Securities of certain opportunities to sell or otherwise dispose of their securities at above-market prices, or limit the ability of stockholders to remove incumbent directors as readily as the stockholders may consider to be in their best interests. See "Item 5 - Market for Common Equity and Related Shareholder Matters."

         Limitations on Director Liability. The Company's Certificate of Incorporation provides, as permitted by governing Delaware law, that a director of the Company shall not be personally liable to the Company or its stockholders for monetary damages for breach of fiduciary duty as a director, with certain exceptions. These provisions may discourage stockholders from bringing suit against a director for breach of fiduciary duty and may reduce the likelihood of derivative litigation brought by stockholders on behalf of the Company against a director. See "Item 10 - Executive Compensation - Indemnification of Officers and Directors."

Item 2.  Description of Properties.

         The Company maintains offices at 2701 West Oakland Boulevard, Fort Lauderdale, Florida 33311, where the Company utilizes 2,886 square feet of office space at an annual cost of $45,881, including sales and use taxes. This office space is leased from Century which may be deemed to be an affiliate of Messrs. Baetz and Gallant, who are directors and principal stockholders of the Company, for a period of 12 months or until November 30, 1998. Management of the Company believes that the terms of this lease are at least as good as may be obtained from an unaffiliated third party. See "Item 12 - Certain Relationships and Related Transactions."

         The Company leases 52,248 square feet of office space located at 1157 North 5th, Abilene, Texas 79601, from SSI, formerly an affiliate of the Company, now unaffiliated with the Company, at an aggregate monthly rental of $33,477. Most of this leased office space is leased for a period of two years, from August 1, 1997 to July 31, 1999. A small portion of this office space is only leased for one year, with the lease on that portion terminating on July 31, 1998. All portions of the leased space are automatically renewable for a like period of time, if notification of termination is not made by SSI to the Company or vice versa, within 180 days prior to the expiration of the term of the lease. The lease is subject to adjustment at the time of renewal if there is an increase in the Consumer Price Index for the year prior to the renewal date. Furthermore, SSI has granted to the Company a right of first refusal to lease any additional office space that may become available at that address. See "Item 12 - Certain Relationships and Related Transactions."

Item 3.  Legal Proceedings.

         To the knowledge of management, there is no material litigation pending or threatened against the Company or any of its executive officers or directors.

Item 4.  Submission of Matters to a Vote of Security Holders.

         During the year ended December 31, 1997, the Company's stockholders did not adopt any resolutions at a meeting or by written consent.

         PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Common Stock

         As of March 27, 1998, the authorized capital stock of the Company consisted of 50,000,000 shares of common stock, par value $0.001 per share (the "Common Stock") and 5,000,000 shares of preferred stock, par value $0.001 per share (the "Preferred Stock"). As of March 27, 1998, there were issued and outstanding 12,500,000 shares of Common Stock and no shares of Preferred Stock have been issued. See "Item 12 - Certain Relationships and Related Transactions."

         The Company's Common Stock is listed for trading on the Over-The-Counter Bulletin Board ("OTCB") maintained by the National Association of Securities Dealers under the symbol "CLCK." The Company's Common Stock has a very limited trading history and has only been quoted on the OTCB since July 28, 1997.

         The following table sets forth quotations for the bid and asked prices for the Company's Common Stock for the periods indicated below, based upon quotations between dealers, without adjustments for retail mark-ups, mark-downs or commissions, and therefore may not represent actual transactions:


                                                              Bid Prices                Asked Price
                                                         High           Low          High           Low
                                                         ----           ----         ----           ----
Year Ending December 31, 1997

3rd Quarter                                              3.50           3.25         5.25           5.00
4th Quarter                                              1.375          1.00         1.50           1.25



         The bid and asked sales prices of the Company's Common Stock, as traded in the over-the-counter market, on March 27, 1998, were $1.375 and $1.625, respectively. These prices are based upon quotations between dealers, without adjustments for retail mark-ups, mark-downs or commissions, and therefore may not represent actual transactions.

         No dividend has been declared or paid by the Company since inception. The Company does not anticipate that any dividends will be declared or paid in the future.

         The transfer agent for the Company is Interwest Stock Transfer Co., Inc., 1981 East 4800 South, Salt Lake City, Utah 84117.

Certain Business Combination and Other Provision of Certificate of Incorporation

         As a Delaware corporation, the Company is currently subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law ("Section 203"). Section 203 provides, with certain exceptions, that a Delaware corporation may not engage in any of a broad range of business combinations with a person or an affiliate, or associate of such person, who is an "interested stockholder" for a period of three (3) years from the date that such person became an interested stockholder unless: (i) the transaction resulting in a person becoming an interested stockholder, or the business combination, is approved by the Board of Directors of the corporation before the person becomes an interested stockholder; (ii) the interested stockholder acquired eighty five percent (85%) or more of the outstanding voting stock of the corporation in the same transaction that makes such person an interested stockholder (excluding shares owned by persons who are both officers and directors of the corporation, and shares held by certain employee stock ownership plans); or (iii) on or after the date the person becomes an interested stockholder, the business combination is approved by the corporation's board of directors and by the holders of at least sixty-six and two-thirds percent (66-2/3%) of the corporation's outstanding voting stock at an annual or special meeting, excluding shares owned by the interested stockholder. Under Section 203, an "interested stockholder" is defined as any person who is: (i) the owner of fifteen percent (15%) or more of the outstanding voting stock of the corporation or (ii) an affiliate or associate of the corporation and who was the owner of fifteen percent (15%) or more of the outstanding voting stock of the corporation at any time within the three (3) year period immediately prior to the date on which it is sought to be determined whether such person is an interested stockholder.

         A corporation  may, at its option,  exclude itself from the coverage of
Section 203 by amending its certificate of incorporation or bylaws by action of its stockholders to exempt itself from coverage, provided that such bylaw or certificate of incorporation amendment shall not become effective until twelve
(12) months after the date it is adopted. The Company has not adopted such an amendment to its Certificate of Incorporation or Bylaws.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

         This Report, including the disclosures below, contains certain forward-looking statements that involve substantial risks and uncertainties. When used herein, the terms "anticipates," "expects," "estimates," "believes" and similar expressions, as they relate to the Company or its management, are intended to identify such forward-looking statements. The Company's actual results, performance or achievements may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such material differences include the factors disclosed in the "Risk Factors" section of this Report, which readers of this Report should consider carefully.

         Overview of Presentation. As of September 23, 1997, the Company entered into the Stock Purchase Agreement and Messrs. Gallant and Baetz, pursuant to which the Company issued an aggregate of 10,631,250 shares of the Company's common stock, par value $0.001 per share (the "Common Stock") in exchange for 100% of the issued and outstanding shares of common stock of FICI. In connection with the closing of the Stock Purchase Agreement, FICI became the sole operating subsidiary of the Company.

         As of May 1, 1997, Messrs. Baetz and Gallant had acquired 100% of the issued and outstanding capital stock of FICI for $1,600,000 in cash from certain unaffiliated parties.

         On June 30, 1997, a credit card processing agreement (the "Clark Agreement") expired between the Company and Clark Refining, Inc., an unaffiliated third party. The Clark Agreement was the source of 26% and 32% of the Company's total revenues during the six months ended June 30, 1997 and the year ended December 31, 1996, respectively.

         As of October 25, 1997, the Company entered into the Master Agreement with BestBank. The credit card portfolios represented by the Master Agreement principally relate to certain portfolios controlled and directed by Messrs. Baetz and Gallant, through their business relationships with BestBank, which is not an affiliate of Messrs. Baetz and Gallant. The Master Agreement was the source of 70% of the Company's gross revenues during the three months ended December 31, 1997.

         The Company's consolidated balance sheet, as of December 31, 1997, which forms a part of the Company's consolidated financial statements for the years ended December 31, 1997 and 1996, included elsewhere herein, was restated on a purchase accounting basis at May 1, 1997 in connection with the completion of these transactions. As a result, the Company's assets and liabilities have been restated as of May 1, 1997 on the Company's consolidated balance sheet at $2,174,670 based on their fair market value as of such date. The difference between the fair market value of such assets and the $1,600,000 purchase price paid by Messrs. Baetz and Gallant for the FICI Common Stock, or $973,924, was recorded on the Company's consolidated balance sheet as goodwill as of May 1, 1997. The goodwill is anticipated to be amortized over 20 years in accordance with generally accepted accounting principles, with a resulting expense to the Company from goodwill amortization of $4,058 per month and $48,696 per year over such period.

         Further, the Company's consolidated income statements for the years ended December 31, 1997 and 1996, which form a part of the Company's consolidated financial statements for such years, reflect the results of operations of the parent holding company for the year ended December 31, 1996 and the four months ended April 30, 1997 and the consolidated results of operations of the parent holding company and FICI for the eight months ended December 31, 1997. The Company has also included in this Report the financial statements of FICI for the year ended December 31, 1996 and the four months ended April 30, 1997.

         For purposes of the following discussion and analysis, the results of operations for the years ended December 31, 1997 and December 31, 1996, presented herein, reflect the consolidated results of operations of the parent holding company and FICI for the eight months ended December 31, 1997 and the results of operations of FICI for the four months ended April 30, 1997 and the year ended December 31, 1996. This method of presentation was set forth herein to permit useful comparison between the aggregated twelve month periods ended December 31, 1997 and December 31, 1996 with respect to FICI, the Company's sole operating subsidiary. Comparisons between the consolidated operations of the parent holding company and FICI for the eight month period ended December 31, 1997 and the operations of the parent holding company during the four months ended April 30, 1997 and the twelve month period ended December 31, 1996 are not meaningful because the parent holding company had insignificant operations during such earlier periods.

         Results of Operations for the Years Ended December 31, 1997 and December 31, 1996. Total operating revenues for the year ended December 31, 1997 increased approximately 11% to $4,508,363 from $4,065,782 for the year ended December 31, 1996. Total operating revenues principally include: (i) credit card processing revenues, and (ii) banking and financial services revenues.

         Credit card processing revenues during the year ended December 31, 1997 increased to $2,495,762 from $1,955,911 during the year ended December 31, 1996. This increase primarily relates to the revenues associated with the Master Agreement during the fourth quarter of the year ended December 31, 1997. Moreover, the Clark Agreement had expired at the end of June, 1997 and the Company had lost a significant source of revenues from the Clark Agreement which was not replaced until October 25, 1997 with the commencement of the Master Agreement.

         Banking and financial services revenues during the year ended December 31, 1997 increased to $929,164 from $927,747. This source of revenues generally remained constant during the comparative periods because the Company maintained its customer base and did not make significant marketing efforts to develop this business segment. The Company intends to expand this line of business by targeting banks and financial institutions based on the increased capacity of the Company's equipment and hardware in connection with the upgraded lease with IBM.

         Revenues from Pride Refining, Inc. ("Pride"), were $715,500 for the twelve months ended December 31, 1997 as compared to $804,000 for the twelve months ended December 31, 1996. This represented a decrease of 11% during 1997. This revenue decrease was due to a decision of the management of Pride to take their computer processing activities in-house. This removal of processing from the Company to Pride is being converted in stages and should be completed by the summer of 1999. Due to the expected increase in revenues from the Company's credit card operations and bank processing, the loss of the Pride revenue is not anticipated to have a material adverse effect on total revenue for fiscal year 1998. However, no assurance to this effect can be given. See "Item 1 - Description of Business-Credit and Debit Card Services."

         Total operating expenses during the year ended December 31, 1997 increased 26% to $4,950,018 from $3,924,372 during the year ended December 31, 1996. Total operating expenses principally include: (i) cost of salaries and employee benefits, (ii) equipment expenses, (iii) cost of office supplies and services, (iv) rental and facilities maintenance expenses and (v) depreciation and amortization expenses, as follows:

         Cost of salaries and employee benefits during the year ended December 31, 1997 increased to $2,027,449 from $1,644,534 during the year ended December 31, 1996. This increase primarily resulted from an increase of approximately 25 full time employees during the year ended December 31, 1997 to enable the Company to accommodate increased demand for credit card processing services relating to the Master Agreement.

         Equipment lease and maintenance expenses during the year ended December 31, 1997 increased to $1,422,770 from $1,328,222 during the year ended December 31, 1996. This increase primarily related to the negotiation of an equipment lease with IBM to upgrade the Company's computer hardware and the lease of Data Card 9000 credit card production equipment during the last quarter of the year ended December 31, 1997.

         Cost of office supplies and services, including professional and outside services, during the year ended December 31, 1997 increased to $634,511 from $531,482 during the year ended December 31, 1996. This increase related to the expanded volume of services provided by the Company as a result of the Master Agreement.

         Rental and facilities maintenance expenses during the year ended December 31, 1997 increased to $288,243 from $139,443 during the year ended December 31, 1996. This increase related to the negotiation of a new office lease agreement in August, 1997 which increased the Company's office space from 22,000 square feet to 52,000 square feet. See "Item 2 - "Description of Properties."

         In addition, depreciation and amortization expenses during the year ended December 31, 1997 increased to $237,704 from $111,826 during the year ended December 31, 1996. The increase related to the revaluation of the Company's assets to fair market value on May 1, 1997 in connection with the completion of the transactions relating to the Stock Purchase Agreement.

         Other revenues and expenses resulted in total other expenses of $219,727 during the year ended December 31, 1997 as compared to total other revenues of $67,967 during the year ended December 31, 1996. This increase in expenses between the respective years resulted primarily from: (i) decreased revenues of $31,908 in 1997 relating to pass through equipment sales as compared to $86,776 in 1996 relating to the settlement of a contract dispute, a sales tax adjustment and pass through equipment sales; (ii) increased interest expense of $63,282 in 1997 relating to the Line of Credit provided by Century and borrowings from Peoples State Bank as compared to $15,684 in 1996 relating to borrowings from Peoples State Bank; and (iii) acquisition costs of $186,921 relating to the Stock Purchase Agreement in 1997 as compared to none in 1996.

         As a result of the foregoing, the Company experienced a net loss of $507,720 during the year ended December 31, 1997, as compared to net income of $145,317 during the year ended December 31, 1996. The Company experienced losses from operations of $441,655 during the year ended December 31, 1997 as compared to income from operations of $141,410 during the year ended December 31, 1996. Management believes that this decrease in income from operations primarily resulted from the loss of the Clark revenue at June 30, 1997 and increased expense from the conversion of the BestBank credit card portfolio and acquisition costs. Although the Company believes that some of the expenses related to the acquisition costs may not be recurring expenses, there can be no assurances that comparable amounts of expenses may not arise in connection with the development of the Company's proposed business plan, particularly as may relate to any financings, acquisitions or development which may occur. However, the Company's proposed business plan contemplates the growth of revenues in connection with the Company's expansion strategy. There can be no assurance that the Company's expansion strategy will result in continued growth of demand for the Company's services or increased revenues or profitability. See "Liquidity and Capital Resources."

         The Company had net operating loss carryforwards, as of December 31, 1997 and 1996, totaling approximately $359,438 and $30,005 for federal and state income tax purposes, respectively. Utilization of the Company's net operating loss may be subject to limitation under certain circumstances.

         Liquidity and Capital Resources. At December 31, 1997, the ratio of current assets to current liabilities was 0.82 to 1 compared to 1.66 to 1 at December 31, 1996.

         The Company has historically financed its operations through the use of working capital and loans to the Company. The Company's cash flow needs for the year ended December 31, 1997 were primarily provided from operations and from a $2,000,000 working line of credit (the "Line of Credit") provided through Century Financial Group, Inc., an affiliate of Messrs. Baetz and Gallant. At December 31, 1997, all trade payables and receivables were current, with the exception of one trade receivable in the amount of $7,943 which was 60 days past due. At December 31, 1997, a $20,000 unallocated reserve for bad debts was carried by the Company. Prepaid expenses and inventories were $349,160 and are anticipated to be expensed as used in the future. The net property and equipment was $514,684 at December 31, 1997. Major capital additions during the year ended December 31, 1997 were leasehold improvements and furnishings of $144,000 and personal computer system and network upgrades of $119,000. Management believes that, as of December 31, 1997, and for the foreseeable future, the Company will be able to finance costs of current levels of operations from revenues and the Line of Credit.

         On September 11, 1997, as a result of the reduced cash flow relating to the expiration of the Clark Agreement on June 30, 1997, the Company entered into the Line of Credit through Century, an affiliate of Messrs. Baetz and Gallant. The Line of Credit provides for an aggregate maximum amount of $2,000,000 of credit, secured by all of the Company's assets, at an interest rate of ten percent (10%) per annum. Century is not obligated to make advances to the Company under the Line of Credit.

         As of October 31, 1997, the Company had drawn down the principal amount of $1,400,000 on the Line of Credit. The Line of Credit constituted a principal source of cash flow during the period between the expiration of the Clark Agreement and the commencement of the Master Agreement. As of March 27, 1998, the principal outstanding obligation on the Line of Credit had been reduced to $900,000 from cash flow generated from the Company's operations.

         Cash and cash equivalents were $17,861 as of December 31, 1997, as compared to a $31,557 over draft as of December 31, 1996. This increase was primarily attributable to the availability of the Century provided Line of Credit and positive cash flow during December, 1997.

         As of December 31, 1997 and 1996, the Company had no long-term borrowings.

         As of December 31, 1997, the Company had short-term borrowings in the aggregate amount of $1,300,000, as compared to $131,420 at December 31, 1996. The increase in short-term borrowings was attributable to the establishment of the Line of Credit in September, 1997.

         In October, 1997, the Company entered into a 36-month equipment lease with IBM related to the Company's credit card processing operations. The Company upgraded the equipment lease in March, 1998 to provide for continued increases in the Company's processing volume and efficiencies, and expansion of business operations. The Company financed the lease agreement by the pledge of certificates of deposit in the aggregate amount of $500,000, $200,000 of which had initially been drawn down from the Line of Credit and the balance of which was generated by cash flow from operations.

         The certificates of deposit and letter of credit are for one-year terms and are automatically renewable for an additional year. The certificates of deposit bear varying rates of interest based on the date of the establishment of the certificates of deposit and the Company pays Bank One an annual fee of 1.5% of the principal amount of the letter of credit.

         The Company's business plan contemplates continued expansion of operations from such increased operational capacity and to acquire additional and upgraded equipment and software based on future perceived needs by management. There can be no assurances that the Company will be able to generate business sources to meet existing operational capacity or that the Company will generate sufficient positive cash flow or develop additional sources of financing to continue the Company's business plan of growth and expansion.

Recently Issued Accounting Pronouncements.

         The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings Per Share," which is effective for financial statements issued for periods ending after December 31, 1997. SFAS No. 128 requires public companies to present specific disclosure of basic earnings per share and, if applicable, diluted earnings per share, instead of primary and fully diluted earnings per share based on the dilutive impacts of outstanding stock options or other convertible securities. There was no material difference between reported earnings per share and diluted earnings per share for the periods presented in the Company's financial statements.

         FASB recently issued SFAS No. 130, "Reporting Comprehensive Income," which is required to be adopted for financial statements issued for periods beginning after December 15, 1997. This statement establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income is defined as revenue, expenses, gains and losses that, under generally accepted accounting principles, are included in comprehensive income, but excluded from net income (such as extraordinary and non-recurring gains and losses). SFAS No. 130 requires that items of comprehensive income be classified separately in the financial statements. SFAS No. 130 also requires that the accumulated balance of comprehensive income items be reported separately from retained earnings and paid-in capital in the equity section of the balance sheet. SFAS No. 130 is not anticipated to have a material effect on the Company's financial position or results of operations.

         FASB recently issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is required to be adopted for financial statements issued for periods beginning after December 15, 1997. SFAS No. 131 is not required to be applied to interim financial statements in the initial year of application. SFAS No. 131 requires that financial and descriptive information about operating segments be reported. Generally, financial information will be required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS No. 131 is not anticipated to have any effect on the Company's financial position or results of operations.

Item 7.  Financial Statements.

         The financial statements required by this Item 7 are included elsewhere in this Report and incorporated herein by this reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     By letter dated December 4, 1997, the Company terminated David T. Thompson, P.C. as independent certified accountants for the Company.

         The Company's former independent certified accountants' annual report covering the fiscal year ended December 31, 1996 did not include an adverse opinion or disclaimer of opinion, and was not modified as to uncertainty, audit scope or accounting principles. In connection with the audits of the most recent fiscal year and during any subsequent interim periods preceding such termination, there has not developed any disagreement between such former independent certified accountants and management of the Company or other reportable events which have not been resolved to the Company's former independent certified accountants' satisfaction. David T. Thompson, P.C. had been the Company's independent certified accountants since February, 1993.

         As of December 4, 1997, the Company engaged Davis, Kinard & Co., P.C. as the Company's independent auditors to replace David T. Thompson, P.C., whose report with respect to the Company's financial statements for the fiscal years ended December 31, 1996, has been included in this Report.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         The directors of the Company currently have terms which will end at the next annual meeting of the stockholders of the Company or until their successors are elected and qualify, subject to their prior death, resignation or removal. There is no familial relationship among any of the officers or directors of the Company. The following reflects certain biographical information on the current directors and executive officers of the Company:

Name                                        Position                       Age

Glenn M. Gallant                    Secretary, Chairman of the
                                  Board of Directors and Director          43

Douglas R. Baetz                            Director                       47

Kenneth A. Klotz                     President and Director                52

Charles LaMontagne                 Chief Financial Officer
                                            and Director                   44

Olan Beard                          Vice President and Director            43

               Glenn M. Gallant has served as the Company's Chairman of the Board of Director and Secretary since September 23, 1997. Mr. Gallant is a financier with years of experience in development and management in a wide range of industries. Together with Douglas R. Baetz, Mr. Gallant owns and supervises the management of New SeaEscape Cruises, Inc., a cruise line operating from South Florida, and Network Holdings International, Inc., a publicly-traded sales organization that markets various travel products. In addition, Mr. Gallant owns and supervises the operations for Berwyn, a credit card service company and Century a credit card issuing company. There have been and will continue to be significant business transactions between the Company and affiliates of Mr. Gallant. See "Item 12 - Certain Relationships and Related Transactions."


               Douglas R. Baetz has served as a director of the Company since September 23, 1997. Mr. Baetz is a financier with years of experience  in  development  and  management  in a wide  range of industries. Together with Glenn Gallant, Mr. Baetz owns and supervises the management of New SeaEscape Cruises, Inc., a cruise line operation from South Florida and Network Holdings International, Inc., a publicly-traded sales organization that markets travel products. In addition, Mr. Baetz owns and supervises the operations for Berwyn, a credit card service company and Century a credit card issuing company. There have been and will continue to be significant business transactions between the Company and affiliates of Mr. Baetz. See "Item 12 - Certain Relationships and Related Transactions."

               Kenneth A. Klotz joined FICI in 1994 as President and Chief Executive Officer. Mr. Klotz became a member of the Company's Board of Directors on September 23, 1997 and has served as the Company's President and Chief Executive Officer since that date. Mr. Klotz has worked extensively in the computer data processing industry for over thirty years, generally focusing on the management of information systems using mainframe computer equipment. Mr. Klotz has served in key executive roles for the last fourteen years.

               Charles LaMontagne joined FICI in 1994 as Senior Vice President of Banking Services and Chief Financial Officer. Mr. LaMontagne became a member of the Company's Board of Directors on September 23, 1997 and has served as the Company's Senior Vice President of Banking Services since that date. On March 10, 1998, Mr. LaMontagne was appointed Chief Financial Officer of the Company. Prior to joining FICI, Mr. LaMontagne worked in a variety of Texas banks and refining companies for over nineteen years, generally focusing on controller responsibilities. Mr. LaMontagne has extensive experience in a wide array of issues pertaining to financial control and budgeting.

               Olan Beard joined FICI in 1994 as Senior Vice President of Credit Card Services and Chief Operations Officer. Mr. Beard became a member of the Company's Board of Directors on September 23, 1997, and has served as the Company's Senior Vice President and Chief Operations Officer since that date. Prior to joining FICI, Mr. Beard worked in a variety of Texas banks for over twenty years, gradually ascending the line of command, and serving in key executive positions for the past sixteen years. Mr. Beard has extensive experience in operations generally and in credit card operations particularly.

               Compliance with Section 16 of the Securities Exchange Act of 1934. Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors and executive officers and beneficial holders of more than 10% of the Company's Common Stock to file with the Commission initial reports of ownership and reports of changes in ownership and reports of changes in ownership of such equity securities of the Company. The first time that such reports first were required to be filed was March 2, 1998, when the Company first became subject to the reporting requirements of the Exchange Act. As of the date of this Report, the Company believes that all reports needed to be filed have been filed in a timely manner.

Limitation on Directors' Liabilities.

         Pursuant to the Company's Certificate of Incorporation and under Delaware law, directors of the Company are not liable to the Company or its stockholders for monetary damages for breach of fiduciary duty, except for liability in connection with a breach of duty of loyalty, for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, for dividend payments or stock repurchases illegal under Delaware law or any transaction in which a director has derived an improper personal benefit.

Item 10.  Executive Compensation.

         The Company does not have any written compensation agreements with any of its executive officers.

         Summary Compensation Table. The following table sets forth certain information concerning compensation of certain of the Company's executive officers (the "Named Executives"), including the Company's Chief Executive Officer and all executive officers whose total annual salary and bonus exceeded $100,000, for the years ended December, 1997 and 1996:


                                                                              Long Term Compensation
                                        Annual Compensation                  Awards             Payouts
(a)                         (b)      (c)          (d)      (e)       (f)      (g)       (h)       (I)
Name and                                                            Other   Restricted  LTIP    All Other
Principal                          Salary        Bonus   Compen-    Awards  Options/   Payouts  Compen-
Position                   Year      ($)          ($)    sation      ($)    SARs (#)    ($)     sation ($)
----------------------------------------------------------------------------------------------------------
Kenneth A. Klotz (1)       1997     86,000        -0-      -0-      2,400      --        --        --
                           1996     86,000        -0-      -0-      2,400      --        --        --
Lynn Dixon(2)              1997      -0-          -0-      -0-      -0-        --        --        --
                           1996      -0-          -0-      -0-      -0-        --        --        --



(1)      Mr. Klotz was appointed as the  Company's  Chief  Executive  Officer on
         September 23, 1997. Mr. Klotz's combined annualized base compensation during the fiscal year ended December 31, 1997 was $86,000. Mr. Klotz does not have a written employment agreement with the Company or FICI.

(2)      Mr. Lynn Dixon served as Chief Executive Officer without compensation.



         Stock Option Plan

         As of March 25, 1998, the Company's Board of Directors approved a 1998 Stock Option Plan (the "Stock Option Plan"), which was approved by Board of Directors on March 25, 1998 and will be submitted to the Shareholders for approval at the next annual meeting of shareholders anticipated to take place in the first half of 1998. The Company has reserved for issuance thereunder an aggregate of 500,000 shares of Common Stock. The Stock Option Plan provides for the grant to employees of the Company of incentive stock options within the meaning of Section 422 of the Code, and for the grant to employees and consultants of nonstatutory stock options. The Stock Option Plan limits the number of shares that can be granted to any one individual in any fiscal year to 125,000 shares. A description of the Stock Option Plan is set forth below. The description is intended to be a summary of the material provisions of the Stock Option Plan and does not purport to be complete.

         General. The general purposes of the Stock Option Plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees and consultants of the Company and to promote the success of the Company's business. It is intended that these purposes will be effected through the granting of stock options, which may be either "incentive stock options" as defined in Section 422 of the Code, or nonstatutory stock options.

         The Stock Option Plan provides that options may be granted to the employees (including officers and directors who are employees) and consultants of the Company, or of any parent or subsidiary of the Company. Incentive stock options may be granted only to employees. An employee or consultant who has been granted an option may, if otherwise eligible, be granted additional options. The Company has not granted any options to purchase shares of Common Stock under the Stock Option Plan.

         Administration of and Eligibility Under Restated Stock Option Plan. The Stock Option Plan, as adopted, provides for the issuance of options to purchase shares of Common Stock to officers, directors, employees, independent contractors and consultants of the Company and its subsidiaries as an incentive to remain in the employ of or to provide services to the Company and its subsidiaries. The Stock Option Plan authorizes the issuance of incentive stock options ("ISOs"), non-qualified stock options ("NSOs") and stock appreciation rights ("SARs") to be granted by a committee (the "Committee") to be established by the Board of Directors to administer the Stock Option Plan, which will consist of at least two (2) outside directors of the Company.

         Subject to the terms and conditions of the Stock Option Plan, the Committee will have the sole authority to determine: (a) the persons ("optionees") to whom options to purchase shares of Common Stock and SARs will be granted, (b) the number of options and SARs to be granted to each such optionee, (c) the price to be paid for each share of Common Stock upon the exercise of each option, (d) the period within which each option and SAR will be exercised and any extensions thereof, and (e) the terms and conditions of each such stock option agreement and SAR agreement which may be entered into between the Company and any such optionee.

         All   officers,   directors  and  employees  of  the  Company  and  its
subsidiaries and certain consultants and other persons providing significant services to the Company and its subsidiaries will be eligible to receive grants of options and SARs under the Stock Option Plan. However, only employees of the Company and its subsidiaries are eligible to be granted ISOs.

         Stock Option Agreements. All options granted under the Stock Option Plan will be evidenced by an option agreement or SAR agreement between the Company and the optionee receiving such option or SAR. Provisions of such agreements entered into under the Stock Option Plan need not be identical and may include any term or condition which is not inconsistent with the Stock Option Plan and which the Committee deems appropriate for inclusion.

         Incentive Stock Options. Except for ISOs granted to stockholders possessing more than ten percent (10%) of the total combined voting power of all classes of the securities of the Company or its subsidiaries to whom such ownership is attributed on the date of grant ("Ten Percent Stockholders"), the exercise price of each ISO must be at least one hundred percent (100%) of the fair market value of the Company's Common Stock as determined on the date of grant. ISOs granted to Ten Percent Stockholders must be at an exercise price of not less than one hundred ten percent (110%) of such fair market value.

         Each ISO must be exercised, if at all, within ten (10) years from the date of grant, but, within five (5) years of the date of grant in the case of ISO's granted to Ten Percent Stockholders. An optionee of an ISO may not exercise an ISO granted under the Stock Option Plan so long as such person holds a previously granted and unexercised ISO. The aggregate fair market value (determined at time of the grant of the ISO) of the Common Stock with respect to which the ISOs are exercisable for the first time by the optionee during any calendar year shall not exceed $100,000.

         As of the date of this Report, no ISO's have been granted.

         Non-Qualified Stock Options. The exercise price of each NSO will be determined by the Committee on the date of grant. The Company hereby undertakes not to grant any non-qualified stock options under the Stock Option Plan at an exercise price less than eighty five percent (85%) of the fair market value of the Common Stock on the date of grant of any non-qualified stock option under the Stock Option Plan. The exercise period for each NSO will be determined by the Committee at the time such option is granted, but in no event will such exercise period exceed ten (10) years from the date of grant.

         As of the date of this Report no NSO's have been granted.

         Stock Appreciation Rights. Each SAR granted under the Stock Option Plan will entitle the holder thereof, upon the exercise of the SAR, to receive from the Company, in exchange therefor, an amount equal in value to the excess of the fair market value of the Common Stock on the date of exercise of one share of Common Stock over its fair market value on the date of exercise of one share of Common Stock over its fair market value on the date of grant (or in the case of an SAR granted in connection with an option, the excess of the fair market of one share of Common Stock at the time of exercise over the option exercise price per share under the option to which the SAR relates), multiplied by the number of shares of Common Stock covered by the SAR or the option, or portion thereof, that is surrendered.

         SARs will be exercisable only at the time or times established by the Committee. If an SAR is granted in connection with an option, the SAR will be exercisable only to the extent and on the same conditions that the related option could be exercised. The Committee may withdraw any SAR granted under the Stock Option Plan at any time and may impose any conditions upon the exercise of an SAR or adopt rules and regulations from time to time affecting the rights of holders of SARs.

         As of the date of this Report, no SAR's have been granted.

         Termination of Option and Transferability. In general, any unexpired options and SARs granted under the Stock Option Plan will terminate: (a) in the event of death or disability, pursuant to the terms of the option agreement or SAR agreement, but not less than six (6) months or more than twelve (12) months after the applicable date of such event, (b) in the event of retirement, pursuant to the terms of the option agreement or SAR agreement, but no less that thirty (30) days or more than three (3) months after such retirement date, or
(c) in the event of termination of such person other than for death, disability or retirement, until thirty (30) days after the date of such termination. However, the Committee may in its sole discretion accelerate the exercisability of any or all options or SARs upon termination of employment or cessation of services. The options and SARs granted under the Stock Option Plan generally
will  be   non-transferable,   except  by  will  or  the  laws  of  descent  and
distribution.

         Adjustments Resulting from Changes in Capitalization. The number of shares of Common Stock reserved under the Stock Option Plan and the number and price of shares of Common Stock covered by each outstanding option or SAR under the Stock Option Plan will be proportionately adjusted by the Committee for any increase or decrease in the number of issued and outstanding shares of Common Stock resulting from any stock dividends, splits, consolidations, recapitalizations, reorganizations or like event.

         Amendment or Discontinuance of Stock Option Plan. The Board of Directors has the right to amend, suspend or terminate the Stock Option Plan at any time. Unless sooner terminated by the Board of Directors, the Stock Option Plan will terminate on December 31, 2006, the tenth anniversary date of the effectiveness of the Stock Option Plan.

         Other Options. As of the date of this Report, the Company has not granted options to purchase any shares of the Company's Common Stock.

         Compensation of Directors

         The Company does not currently compensate directors for services rendered as directors.

         Indemnification of Officers and Directors

         The Company's Certificate of Incorporation and Bylaws designate the relative duties and responsibilities of the Company's officers, establish procedures for actions by directors and stockholders and other items. The Company's Certificate of Incorporation and Bylaws also contain extensive indemnification provisions which will permit the Company to indemnify its officers and directors to the maximum extent provided by Delaware law.

         Termination of Employment and Change of Control Agreements

         Except as set forth in employment agreements of certain employees of the Company and its subsidiaries, the Company has no compensatory plans or arrangements which relate to the resignation, retirement or any other termination of an executive officer or key employee with the Company or a change in control of the Company or a change in such executive officer's or key employee's responsibilities following a change in control.

         Compensation Committee Interlocks and Insider Participation

         The Board of Directors has no standing compensation committee or other board committee performing equivalent functions.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

         As of March 27, 1998, the Company had issued and outstanding 12,500,000 shares of Common Stock. The following table reflects, as of March 27, 1998, the beneficial Common Stock ownership of: (a) each director of the Company, (b) each current named executive officer, (c) each person known by the Company to be a beneficial owner of five percent (5%) or more of its Common Stock and (d) all executive officers and directors of the Company as a group:



Name and Address of Beneficial Owner                 Number of Shares(1)               Percent

Glenn M. Gallant
3020 N. W. 33rd Avenue
Fort Lauderdale, Florida 33311                            5,315,625                     42.53

Douglas R. Baetz
3020 N. W. 33rd Avenue
Fort Lauderdale, Florida 33311                            5,315,625                     42.53

Kenneth A. Klotz
1157 North 5th
Abilene, Texas 79601                                          2,000                        (2)

Charles LaMontagne
1157 North 5th
Abilene, Texas 79601                                          1,000                        (2)

Olan Beard
1157 North 5th
Abilene, Texas 79601                                             -0-                       --

All Directors and Officers as a Group                    ----------                     -----
 (5 persons)                                             10,634,250                     85.07



         # Pursuant to the rules of the Commission, shares of Common Stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

(1) These numbers give effect to a 1 for 2 reverse stock split which occurred on September 23, 1997.

(2) Represents less than 1% of the issued and outstanding shares of the Company.

Item 12.  Certain Relationships and Related Transactions.

         On February 28, 1997, the Company determined that its two subsidiaries, Central Capital Corp. and Hudson Resources, Inc. has no value and would hinder the Company's plans for acquisition. Therefore, the shares of the two subsidiaries were sold to Lynn Dixon, the Company's then principal shareholder, for $1,361.

         On September 23, 1997, Columbia acquired all of the FICI Common Stock from Messrs. Baetz and Gallant. Pursuant to the terms of the agreement of acquisition of the FICI Common Stock, Messrs. Baetz and Gallant received 10,631,250 shares of Common Stock (after Columbia effectuated a 1 for 2 reverse stock split of its common stock) in exchange for the FICI Common Stock, which represented approximately 85% of Columbia's then issued and outstanding Common Stock.

         On July 11, 1997, the Company entered into an agreement with Baytree, for Baytree to act as an exclusive agent in connection with the possible merger or reorganization of the Company with the Company. Baytree received from the Company $150,000 in cash and 618,750 shares of the Company's Common Stock, as a fee for services rendered to the Company for arranging the transactions which are the subject of the Stock Purchase Agreement.

         Messrs.  Baetz  and  Gallant,  officers,   directors  and  the  largest
shareholders of the Company, have existing business relationships and affiliations involving entities with which the Company is doing business. These business entities include Century, Berwyn and FiScrip. All transactions between the Company and any of these affiliated entities may be deemed to not be at arms' length. However, management of the Company believes that in all such cases the terms of the agreements between the Company and any of these affiliated entities are on terms at least equal to, if not better than, the terms available from unaffiliated third parties.

     On July 11, 1997, Messrs. Baetz and Gallant purchased FiScrip, which produces the software and firmware that drives ATMs and a wide-array of credit card and debit card point-of-sale swipe machines. FiScrip has entered into and agreement with the Company to provide services in connection with a certain agreement that FiScrip has, with an unaffiliated third party. The transaction fee is in addition to the merchant application and statement fees. EBT transactions are estimated to produce a gross transaction fee of $0.06 to $0.09 per transaction, paid by the federal government, of which the Company will be paid a per transaction fee of $0.02 and a fee of $3.50 per monthly statement generated by the Company. This is in addition to certain other access fees that the customer and merchant are charged.

         The recent growth in volume of credit card processing transactions serviced by the Company is due to new customers of the Company arranged for by Messrs. Baetz and Gallant and their affiliates. Much of the anticipated short term future growth in the business of the Company is expected to be derived from agreements with BestBank and FiScrip, which were similarly arranged for by Messrs. Baetz and Gallant or their affiliates. Messrs. Baetz and Gallant operate businesses in other aspects of the credit card industry. No assurance can be given that such companies will continue to do business with the Company in the future or that the basis upon which they do business with the Company will be profitable to the Company. A loss of involvement in the Company by Messrs.
Baetz and Gallant could have a material adverse effect upon the Company.

         On September 11, 1997, the Company entered into a line of credit agreement (the "Line of Credit") for aggregate maximums of $2,000,000 with Century. Century is not required to make advances under the Line of Credit. The Line of Credit is secured by all of the assets of the Company. The annual percentage rate charged by Century to the Company is 10% per annum. The Company used this line of credit for cash flow shortages before the October 25, 1997 conversion of the BestBank card portfolio to the Company's processing system. As of October 31, 1997, the Company had drawn down on the Line of Credit to the extent of $1,400,000. As of the date of this Report the line of credit balance was $1,000,000. See "Item 6 - Management's Discussion and Analysis or Plan of Operation."

         The Company maintains offices at 2701 West Oakland Boulevard, Fort Lauderdale, Florida 33311, where the Company utilizes 2,886 square feet of office space at an annual cost of $45,881, including sales and use taxes. This office space is leased from Century which may be deemed to be an affiliate of Messrs. Baetz and Gallant, for a period of 12 months or November 30, 1998. Management of the Company believes that the terms of this lease are on terms at least as good as may be obtained from an unaffiliated third party.

         The Company leases 52,248 square feet of office space located at 1157 North 5th, Abilene, Texas 79601, from SSI, formerly an affiliate of the Company, now unaffiliated with the Company, at an aggregate monthly rental of $33,477. Most of this leased office space is leased for a period of two years, from August 1, 1997 to July 31, 1999. A small portion of this office space is only leased for one year, with the lease on that portion terminating on July 31, 1998. All portions of the leased space are automatically released for a like period of time if notification of termination is not made by SSI to the Company and vice versa within 180 days prior to the expiration of the term of the lease. The lease is subject to adjustment at the time of renewal if there is an increase in the Consumer Price Index for the year prior to the renewal date. Furthermore, SSI granted to the Company a right of first refusal to lease any additional office space that may become available at that address.

         As of the date of this Report, the Company continues to provide to Security State Bank, a former affiliate of the Company, data processing services. For the year ended December 31, 1997, the services so provided by the Company amounted to $1,179,237.

         On February 9, 1998, the Company entered into an agreement with Worldwide Corporate Finance ("Worldwide"), an unaffiliated third party, for the provision of financial advice and consulting services. The term of this agreement is for one year. In consideration of the services to be provided by Worldwide, Worldwide will be issued 300,000 shares of the Company's Common Stock and options to acquire 400,000 shares of the Company's Common Stock at various exercise prices.

                                     PART IV

Item 13. Exhibits and Reports on Form 8-K.

A.       Financial Statements

Independent Auditor's Report and Consolidated balance sheet of Columbia Capital Corp.(a Delaware Corporation) as of December 31, 1997, and the related consolidated income statements, changes in shareholders' equity, and cash flows for the years ended December 31, 1997 and 1996. Independent Auditor's Report and Balance sheets of First Independent Computers, Inc. (a Texas corporation) as of April 30, 1997 and December 31, 1996, and the related income statements, changes in shareholders' equity, and cash flows for the four months and year then ended.


B.       Reports on Form 8-K

         None

C.       Other Exhibits

   16.1     Letter re Change in Certifying Accountant of David T. Thomson, P.C.
            dated December 4, 1997
   23.1     Consent of David T. Thomson, P.C., dated March 30, 1998
   23.2     Consent of Davis Kinard & Co., P.C. dated March 27, 1998
   27       Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  COLUMBIA CAPITAL  CORP.



         Dated: March 30, 1998                   By:/s/ Kenneth A. Klotz
                                                    --------------------
                                                    Kenneth A. Klotz, President


                                                 By:/s/ Charles LaMontagne
                                                    ----------------------
                                                    Charles La Montagne,
                                                    Chief Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

                                                      COLUMBIA CAPITAL CORP.



         Dated: March 30, 1998                    By:/s/ Kenneth A. Klotz
                                                     --------------------
                                                     Kenneth A. Klotz
                                                     President and Director


         Dated: March 30, 1998                    By:/s/ Douglas R. Baetz
                                                     --------------------
                                                     Douglas R. Baetz, Director


         Dated: March 30, 1998                    By:/s/ Glenn M. Gallant
                                                     --------------------
                                                     Glenn M. Gallant
                                                     Secretary and Chairman
                                                     of the Board of Directors


         Dated: March 30, 1998                    By:/s/ Charles LaMontagne
                                                     ----------------------
                                                     Charles La Montagne
                                                     Chief Financial Officer
                                                     and Director


         Dated: March 30, 1998                    By:/s/ Olan Beard
                                                     --------------
                                                     Olan Beard
                                                     Vice President and Director

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors of
Columbia Capital Corp.

We have audited the accompanying consolidated balance sheet of Columbia Capital Corp. (a Delaware corporation) as of December 31, 1997, and the related consolidated income statements, changes in shareholders' equity, and cash flows for the year then ended. The consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit. The financial statements of Columbia Capital Corp. as of December 31, 1996, were audited by other auditors whose report dated February 24, 1997, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Columbia Capital Corp. as of December 31, 1997, and results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.







                                           DAVIS, KINARD & CO., P.C.



January 21, 1998
Abilene, Texas

                             COLUMBIA CAPITAL CORP.
                           Consolidated Balance Sheet
                                December 31, 1997



                  Assets
Current assets
    Cash and cash equivalents                                                                       $    17,861
    Interest bearing deposits with banks                                                                303,578
    Accounts receivable, net                                                                            522,538
    Prepaid expenses and other assets                                                                   349,160
    Deferred tax asset                                                                                  122,209
                                                                                                     ----------
           Total current assets                                                                       1,315,346

Premises and equipment                                                                                  562,598
    Less accumulated depreciation                                                                        47,914
           Net property and equipment                                                                   514,684

Other assets
    Deferred tax asset                                                                                   52,033
    Goodwill, net of accumulated amortization of $32,466                                                941,458
                                                                                                     ----------
           Total other assets                                                                           993,491

                Total assets                                                                        $ 2,823,521
                                                                                                     ==========



    Liabilities and Shareholders' Equity

Liabilities
    Accrued expenses and other liabilities                                                          $   311,530
    Notes payable - related party                                                                     1,300,000
                                                                                                     ----------
           Total current liabilities                                                                  1,611,530

Shareholders' equity
    Common stock, $.001 par value; 50,000,000 shares
      authorized; 12,500,000 issued and outstanding                                                      12,500
    Additional paid-in capital                                                                        1,681,230
    Accumulated deficit                                                                                (481,739)
                                                                                                     ----------
           Total shareholders' equity                                                                 1,211,991

                Total liabilities and shareholders' equity                                          $ 2,823,521
                                                                                                     ==========



The accompanying notes are an integral part of these consolidated financial statements.


                             COLUMBIA CAPITAL CORP.
                         Consolidated Income Statements
                 For the Years Ended December 31, 1997 and 1996

                                                                                    1997                1996
                                                                                 ----------         -----------
Operating revenue
    Pride                                                                       $   451,600        $
    Credit card                                                                   1,856,062
    Banking                                                                         613,049
    Mail operations                                                                 172,637
    Courier                                                                          66,730
                                                                                 ----------         -----------
           Total operating revenue                                                3,160,078                 -

Operating Expenses
    Salaries and employee benefits                                                1,448,629
    Auto maintenance                                                                 18,187
    Travel and entertainment                                                         95,998
    Equipment lease                                                                 709,530
    Equipment maintenance                                                           276,348
    Facilities rent                                                                 217,867
    Facilities maintenance                                                           21,072
    Depreciation                                                                     43,404
    Amortization of goodwill                                                         32,655
    Amortization of organizational costs                                               -                    379
    Insurance                                                                        26,939
    Computer and office supplies                                                    167,912
    Postage and delivery fees                                                        25,627
    Telephone                                                                       125,313
    Professional and outside services                                               126,339               1,438
    Taxes                                                                            25,197                 176
    Other operating expenses                                                        106,780               1,365
                                                                                 ----------         -----------
           Total operating expenses                                               3,467,797               3,358
                                                                                 ----------         -----------

Loss from operations                                                               (307,719)             (3,358)

Other revenue (expenses)
    Other revenue                                                                    18,000
    Interest                                                                        (57,019)
    Costs related to acquisition                                                   (186,921)
    Net loss related to discontinued operations                                      (1,432)             (3,124)
                                                                                 ----------         -----------
           Total other revenue (expenses)                                          (227,372)             (3,124)
                                                                                 ----------         -----------

Loss before federal income tax                                                     (535,091)             (6,482)
    Deferred income tax benefit                                                    (110,723)              -
                                                                                 ----------         -----------

Net loss                                                                        $  (424,368)       $     (6,482)
                                                                                 ==========         ===========

Loss per share from operations                                                  $     (0.02)       $      (0.00)
                                                                                 ==========         ===========

Net loss per share                                                              $     (0.03)       $      (0.00)
                                                                                 ==========         ===========

The accompanying notes are an integral part of these consolidated financial statements.


                             COLUMBIA CAPITAL CORP.
           Consolidated Statements of Changes in Shareholders' Equity
                 For the Years Ended December 31, 1997 and 1996


                                                                        Additional
                                                  Common Stock            Paid-In     Accumulated
                                               Shares       Amount        Capital        Deficit        Total
                                            -----------   ----------    ----------     ----------    ----------
BALANCES - December 31, 1996                  2,500,000   $    2,500   $    66,230    $  (50,889)   $    17,841

   Net loss                                        -            -             -           (6,482)        (6,482)
                                            -----------   ----------    ----------     ----------    ----------

BALANCES - December 31, 1997                  2,500,000        2,500        66,230       (57,371)        11,359
                                            -----------   ----------    ----------     ---------     ----------

   Effect of reverse stock split             (1,250,000)      (1,250)        1,250          -              -
   Equity acquired in stock exchange         11,250,000       11,250     1,588,750          -         1,600,000
   Stock issued in exchange for services           -            -           25,000          -            25,000
   Net loss                                        -            -             -         (424,368)      (424,368)
                                            -----------    ---------    ----------     ---------     ----------

BALANCES - December 31, 1997                 12,500,000   $   12,500   $ 1,681,230    $ (481,739)   $ 1,211,991
                                            ===========    =========    ==========     =========     ==========



The accompanying notes are an integral part of these consolidated financial statements.


                             COLUMBIA CAPITAL CORP.
                      Consolidated Statements of Cash Flows
                 For the Years Ended December 31, 1997 and 1996


                                                                                          1997            1996
                                                                                     ------------     ------------
Cash flows from operating activities
      Net loss                                                                       $   (424,368)   $      (6,482)
      Adjustments to reconcile net income to
         net cash provided by operations
              Depreciation and amortization                                                76,059              379
              Deferred income taxes                                                      (110,723)
              Decrease in accounts receivable                                              54,010
              Increase in deposits and prepaid expenses                                  (181,901)
              Increase in accruals and accounts payable                                    62,685
              Other expenses                                                                 -                 551
                                                                                     ------------     ------------
                      Total adjustments                                                   (99,870)             930
                                                                                     ------------     ------------
Net cash used in operating activities                                                    (524,238)          (5,552)

Cash flows from investing activities
      Purchase of fixed assets                                                           (263,963)
      Cash acquired in acquisition                                                         34,304
      Investment in interest bearing deposit                                             (201,000)
                                                                                     ------------
Net cash used in investing activities                                                    (430,659)           -

Cash flows from financing activities
      Proceeds from line of credit, net of payments                                       963,000
                                                                                     ------------     ------------
Net cash provided by financing activities                                                 963,000            -
                                                                                     ------------     ------------

Net increase in cash and cash equivalents                                                   8,103           (5,552)
Cash and cash equivalents at beginning of period                                            9,758           15,310
                                                                                     ------------     ------------

Cash and cash equivalents at December 31, 1997 and 1996                             $      17,861    $       9,758
                                                                                     ============     ============

Supplemental disclosure of cash flow information:
      Interest paid                                                                 $      57,019

Non cash investing and financing transactions:
      Equity increase resulting from acquisition
         Assets acquired                                                            $   2,201,382
         Liabilities assumed                                                              601,382
                                                                                     ------------
         Net assets                                                                 $   1,600,000
                                                                                     ============

      Stock issued in exchange for services                                         $      25,000



The accompanying notes are an integral part of these consolidated financial statements.


                             COLUMBIA CAPITAL CORP.

                   Notes to Consolidated Financial Statements

NOTE 1:    Summary of Significant Accounting Policies

           Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Columbia Capital Corp. (the Company) and its wholly-owned subsidiary, First Independent Computers, Inc. (the Subsidiary). Intercompany accounts and transactions have been eliminated.

           Organization

The Company was organized under the laws of the State of Delaware on February 5, 1993. The Company completed a private offering of its common stock in November 1993 (See Note 2).

Central Capital Corp. (a former Subsidiary) was organized under the laws of the State of Delaware on February 5, 1993. Hudson Resources, Inc. (a former Subsidiary) was organized under the laws of the State of Delaware on May 17, 1994. (See Note 3)

The Subsidiary was incorporated on October 21, 1983, pursuant to the provisions of the Texas Business Corporation Act. The Subsidiary's business activities include the processing of credit card purchases for numerous businesses in various industries throughout the United States and data processing for various banks. (See Note 5)

           Cash and Cash Equivalents

The Company considers investments with an original maturity of three months or less to be cash equivalents.

           Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

           Accounts Receivable

The Company utilizes the allowance method for uncollectible accounts receivable. Management estimates the uncollectible accounts and provides for them in the allowance. The balance of the allowance for uncollectible accounts was $20,000 at December 31, 1997.

           Revenue Recognition

The Company recognizes revenue when services have been provided to the customer.

           Property, Plant and Equipment

Fixed assets of the Company are reported at historical cost. Depreciation and amortization on assets purchased are computed by the following methods and useful lives:

        Furniture and fixtures         Straight-line                   5 years
        Electronic equipment           Straight-line                 5-7 years
        Automobiles                    Straight-line                 3-5 years
        Office equipment               Straight-line                   5 years
        Computer software              Straight-line                   3 years

Depreciation is computed using the straight line method over the estimated useful lives for financial statement purposes and an accelerated method of cost recovery over statutory recovery periods for tax purposes. Repairs and maintenance are expensed, whereas additions and improvements are capitalized.

           Intangible Assets


Intangible assets are reported at historical cost and consist of goodwill. Goodwill is amortized using the straight-line method over 20 years. The Company has adopted the provisions of SFAS 121, under which the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. No provision for impairment has been recognized with respect to the Company's long lived assets.

           Prepaid Assets

The Company has expenditures which benefit future periods which are recorded as prepaid assets or deferred costs and are amortized on a straight-line basis over the estimated or known period of benefit. Such prepaid assets and deferred costs include prepaid insurance, maintenance contracts, certain software licenses and supplies used in the normal operation of business.

           Per Share Data

In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128) was issued. Under SFAS 128, net earnings per share ("EPS") are computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. SFAS 128 replaces fully diluted EPS, which the Company was not previously required to report, with EPS, assuming dilution. The Company adopted SFAS 128 effective December 31, 1997. There was no effect on loss per share from the implementation of SFAS 128 for the current period and the effect of this accounting change on previously reported EPS data is not significant. The computation of loss per share of common stock is based on the weighted average number of shares outstanding in 1997 and 1996 of 12,500,000, adjusted retroactively to reflect the one for two reverse split effective September 1, 1997. No potential common shares existed at December 31, 1997 or 1996; therefore, basic loss per common share equals loss per common share assuming dilution.

                  Federal Income Taxes

Deferred tax assets and liabilities are recognized for deductible and taxable temporary differences respectively. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets may be reduced by a valuation allowance when and if, in the opinion of management, the tax asset will, in part or in all, not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

           Preferred Stock

The Company, under its articles of incorporation, has the authority to issue up to five million (5,000,000) shares of preferred stock with a par value of $.001 each, totaling five thousand dollars ($5,000). The Board of Directors is authorized to provide for the issuance of the shares of preferred stock in series by filing a certificate pursuant to the applicable law of the State of Delaware, to establish the number of shares to be included in each such series, and to fix the designations, powers, preferences rights and limitations of the shares of each series.

           Fair Values of Financial Instruments

The following methods and assumptions were used by the Company in estimating fair values of financial instruments as disclosed herein:

Cash and short-term instruments. The carrying amounts of cash and short-term instruments approximate their fair value.

Interest bearing deposits with banks. The carrying amounts of interest bearing deposits with banks approximate their fair value.

Accounts receivable. For accounts which are not past due greater than 90 days and have no significant change in credit risk, fair values are based on carrying values.

Notes payable. The Company's notes payable arrangement bears a variable interest rate and represents terms and conditions currently available for the same or similar debt facility in the marketplace. Thus, the fair value of notes payable approximates the carrying amount.

           Accounting Standards Not Yet Adopted

In June 1997, Statements of Financial Accounting Standards (SFAS) No. 130, "Reporting of Comprehensive Income," was issued. This statement requires that comprehensive income be reported in the basic financial statements. Comprehensive income refers to the change in equity during a period from transactions and events other than investments by and distributions to owners. This statement applies to fiscal years beginning after December 15, 1997. The Company plans to adopt SFAS 130 on January 1, 1998.

In June 1997, Statements of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued. This Statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Financial information should include a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. Descriptive information should include detail on how segments were determined, products and services provided by each, and any differences in the measurements used in reporting segment information vs. those used in the general-purpose financial statements. This statement is effective for financial statements for periods beginning after December 15, 1997. The Company plans to adopt SFAS 131 on January 1, 1998.

NOTE 2:    Private Offerings of Common Stock

The Company offered shares of its common stock, $.001 par value, to a limited number of qualified investors in 1993. The company sold 325,000 shares of common stock, at a price of $.20 per share for a total of $65,000. The investors subscribed to a minimum of 1,000 shares. There was no minimum offering amount and there was no escrow of any funds received from the offering and such funds were utilized by the Company as they were received. Proceeds from the offering were used to provide working capital to the Company.

NOTE 3: Disposition of Former Subsidiaries Central Capital Corp. and Hudson Resources, Inc.

On February 28, 1997, the Company determined that its two subsidiary corporations, Central Capital Corp. and Hudson Resources, Inc. had no value and would hinder the Company in it's acquisition efforts. Therefore, the two companies were sold to the Company's principal shareholder, Mr. Lynn Dixon for nominal value. For accounting purposes the Company treated the sold subsidiaries as discontinued operations, effective February 28, 1997. The results of the subsidiaries have been reported separately as a component of discontinued operations in the income statement. The Company's investment in subsidiaries was sold for current book value of $1,361 recognizing no gain or loss. Details of the net assets and operations for the subsidiaries are presented below.

           Former Subsidiaries Assets and Liabilities:
                                                               February 28,
                                                                   1997
                                                               -----------
                     Assets
                Cash                                          $      1,109
                Organization costs, net                                252

                      Total Assets                            $      1,361
                                                               ===========

NOTE 3: Disposition of Former Subsidiaries Central Capital Corp. and Hudson Resources, Inc. - cont.

                                                                                                  February 28,
                                                                                                      1997
                                                                                                  -----------
                      Liabilities and Shareholders' Equity
                Common stock                                                                     $      5,000
                Contributed capital                                                                    23,609
                Retained earnings                                                                     (27,248)
                                                                                                  -----------

                      Total Liabilities and Stockholder's Equity                                 $      1,361
                                                                                                  ===========

           Subsidiaries Operations:

                Legal and professional expense                                                   $      1,400
                Amortization expense                                                                       32
                                                                                                  -----------

                      Net loss related to discontinued operations                                $     (1,432)
                                                                                                  ===========


NOTE 4:    Amendment to the Company's Articles of Incorporation

In a September 19, 1997 Certificate of Amendment to Certificate of Incorporation, pursuant to the terms of an agreement and plan of reorganization dated August 29, 1997, the Company effectuated a 1 for 2 reverse stock split as to its shares of common stock outstanding as of September 1, 1997, which decreased the shares from 2,500,000 to 1,250,000. The Certificate of Amendment also resolved that the Corporation shall, as amended, have the authority to issue fifty million (50,000,000) shares of common stock with par value of $.001 each, totaling fifty thousand dollars ($50,000) and five million (5,000,000) shares of preferred stock with par value of $.001 each, totaling five thousand dollars ($5,000). The board of directors is authorized, subject to limitations prescribed by law and the provisions of this Article, to provide for the issuance of the shares of preferred stock in series by filing a certificate pursuant to the applicable law of the State of Delaware, to establish the number of shares, to fix the designations, powers, preferences, rights, qualifications, limitations and/or restrictions, to be included in each such series. At December 31, 1997, there were no preferred shares issued or outstanding.

NOTE 5:    Acquisition of First Independent Computers, Inc.

On April 30, 1997, Mr. Glenn M. Gallant and Mr. Douglas R. Baetz purchased all of the issued and outstanding stock of First Independent Computers, Inc. (FICI) then owned by Security Shares, Inc., a bank holding company, for $1,600,000. The transaction was accounted for utilizing "pushdown accounting", whereby all assets and liabilities of FICI were restated at their estimated market value on the purchase date. The excess of the total acquisition cost over the fair value of net assets acquired was recorded as goodwill. Total restated assets at May 1, 1997 amounted to $2,174,670, which included $973,924 in goodwill to be amortized over an estimated benefit period of twenty (20) years. Goodwill amortization expense amounts to $4,058 monthly, with $32,466 (from May 1, 1997 to December 31, 1997) of amortization expense included in the year ending December 31, 1997 results of operation.

Effective September 22, 1997, under terms of the agreement and plan of reorganization dated August 29, 1997, the Company acquired all of the common stock of FICI from Mr. Glenn M. Gallant and Mr. Douglas R. Baetz in exchange for 11,250,000 restricted shares of the Company's common stock, of which 618,750 shares were to be issued to an unaffiliated third party in exchange for services. The services, valued at $25,000, are included in costs related to acquisition in the Consolidated Income Statement with corresponding recognition in the Consolidated Statement of Changes in Shareholders' Equity for the year ending December 31, 1997. The transaction gave Mr. Gallant and Mr. Baetz a controlling interest in the Company. The transfer of FICI stock to the Company represented a transaction between entities under common control. Mr. Gallant and Mr. Baetz controlled the stock of FICI prior to the transaction and the stock of the Company subsequent to the transaction. Accordingly, the business combination was accounted for in a manner similar to a pooling of interests, whereby the accounts of the entities involved were not revalued, rather they were combined at their historical basis. The Company's consolidated financial statements were restated to include the results of operations of FICI from May 1, 1997, the acquisition date of FICI by Mr. Gallant and Mr. Baetz. There were no adjustments to net assets of the combining companies necessary for either to adopt the same accounting practices.

The following unaudited pro-forma consolidated results of operations assume that the above acquisitions occurred on January 1, 1997 and reflect the historical operations of the acquired business adjusted for amortization of goodwill.

                Net revenues                                   $  3,178,078
                Net loss                                          ( 397,212)
                Net loss per share                                     (.03)

The pro-forma results of operations are not necessarily indicative of the actual results of operations that would have occurred had the acquisition actually occurred on January 1, 1997, or of results which may occur in the future.

NOTE 6:    Financial Instruments

The estimated fair values of the Company's financial instruments at December 31, 1997 were as follows:

                                                                                     Carrying          Fair
                                                                                      Amount           Value
                                                                                    ----------      ----------
           Financial assets:
                Cash and interest bearing deposits with banks                      $   321,439     $   321,439
                Accounts receivable                                                    522,538         522,538
           Financial liabilities:
                Notes payable                                                      $ 1,300,000     $ 1,300,000

           The method(s) and assumptions used to estimate the fair value of financial instruments are disclosed in Note 1 "Fair Values of Financial Instruments".


NOTE 7:  Income Taxes

The Company files a consolidated federal income tax return; however, federal income taxes are allocated between the Company and Subsidiary based on statutory rates. The consolidated income tax benefit, as a percentage of pretax earnings, differs from the statutory federal income tax rate at December 31, as follows:

                                                                                     1997              1996
                                                                                  ---------         ---------
           Statutory federal income tax rate                                          34.00%            34.00%
           Reduction in tax rate resulting
                from non-deductible expenses                                         (13.31)              -
           Valuation allowance                                                          -              (34.00)
                                                                                  ---------         ---------

           Effective income tax rate                                                  20.69%              -
                                                                                  =========         =========


The tax effects of temporary differences that gave rise to deferred tax assets as of December 31, 1997:

           Net operating loss carryforwards                                                      $    122,209
           Depreciation and amortization                                                               52,033
                                                                                                   ----------
                Total deferred tax assets                                                        $    174,242
                                                                                                   ==========

Activity related to deferred tax assets in the year ended December 31, 1997:

           Balance at December 31, 1996                                                          $      4,501
           Valuation allowance                                                                         (4,501)
                                                                                                  -----------
                Net deferred tax assets at December 31, 1996                                             -

           Deferred tax asset established on acquisition of Subsidiary                                 63,519
           Deferred income tax benefit                                                                110,723
                                                                                                  -----------
                Net deferred tax assets at December 31, 1997                                     $    174,242
                                                                                                  ===========


The Company had available consolidated net operating loss carryforwards for federal income tax purposes of $359,438 and $30,005 for December 31, 1997 and 1996. A consolidated valuation allowance of $-0- and $4,501 was established. The change in allowance for each year was $(4,501) and $504. The consolidated net operating loss carryforwards at December 31, 1997 will expire as shown below.

                                         Year                         Amount
                                    --------------                 -----------
                                    2008                           $       804
                                    2009                                 4,297
                                    2010                                21,545
                                    2011                                 3,359
                                    2012                               329,433

The Company having realized significant revenue increases and earnings performance in the last quarter of 1997 continuing into the first quarter of 1998, has determined that net operating loss carryforwards will be utilized in the near term; therefore, no valuation allowance has been provided at December 31, 1997.

NOTE 8:    Notes Payable

The Subsidiary, has an operating line of credit through Century Financial Group, Inc., a company owned by the Company's primary shareholders. Century Financial Group, Inc. provides the Subsidiary with a maximum operating line of credit of two million dollars ($2,000,000). Advances on the line of credit, not to exceed the maximum limit, are made at the discretion of the Subsidiary's management. The line of credit is secured by all assets of the Subsidiary. The line of credit carries an annual percentage rate of ten percent (10%). Under the terms of the line of credit, the Subsidiary pays interest on a monthly basis with the unpaid principal due at maturity, September 15, 1998. The outstanding balance on the line of credit as of December 31, 1997 was $1,300,000.

NOTE 9:    Lease Obligations

The Company has entered into various operating lease agreements. Under terms of an operating lease with IBM Corporation, certificates of deposit with a carrying value of $303,578 at December 31, 1997, were pledged as collateral against Bank One letters of credit in favor of IBM.

The future minimum payments for leased property under these noncancellable lease agreements for each of the next five years ending December 31, 2002, are as follows:

                                    1998                          $  1,126,187
                                    1999                             1,083,214
                                    2000                               881,033
                                    2001                               109,965
                                    2002                               109,965
                                                                   -----------
                                    Lease obligations             $  3,310,364
                                                                   ===========

No commitments for leased property extend more that five years.

NOTE 10:   Market Risk and Concentrations

On June 30, 1997 the Subsidiary had a significant credit card portfolio processing contract expire. This contract was not renewed. The contract represented approximately one hundred thousand dollars ($100,000) or thirty percent (30%) of the Subsidiary's monthly operating revenue, and its loss substantially affected the Subsidiary's profitability. As a result, substantial operating losses were recognized in the months July through October. For the year ending December 31, 1997, revenue from Security State Bank (23%), Best Bank (28%) and Pride (14%) accounted for approximately 68% of the Company's total revenues. No other customers accounted for 10% or more of the Company's total revenues.

On October 1, 1997 the Subsidiary entered into a five year contract to process credit card activity and produce account statements for Best Bank. This contract represents in excess of $500,000 per month in additional operating revenue. In December, 1997, the Subsidiary earned approximately five hundred thirty-five thousand ($535,000) on the bank contract which represents seventy-two percent (72%) of total revenue for the month.

NOTE 11:   Related Party Transactions

The Subsidiary continues to provide data processing services to Security State Bank its former parent company. Additionally, the Subsidiary continues to lease its office space, 52,248 square feet, from Security State Bank at an annual cost of approximately $390,000. Accounts receivable from Security State Bank amounted to $134,403 at December 31, 1997. On December 1, 1997, the Subsidiary entered into a lease agreement with The Century Group, Inc., (the "Landlord"), owned by the Company's primary shareholders Glenn Gallant and Douglas Baetz, for office space located at 2701 West Oakland Park Boulevard, Ft. Lauderdale, Florida 33311. The term of the lease is for one (1) year for the sum of thirty-one thousand seven hundred forty-six dollars ($31,746), plus applicable sales and use taxes. The Company also agrees to pay the Landlord, as additional rent for its share of the operating expenses associated with the premises. The Subsidiary's financing source, Century Financial Group, Inc., is owned by the Company's primary shareholders, Glenn Gallant and Douglas Baetz. Interest expense and accrued interest payable to Century Financial Group, Inc. amounted to $53,561 and $-0- as of December 31, 1997 and 1996, respectively.

NOTE 12:   Condensed Financial Information - Parent Company

The following represents consolidated financial information of the parent company as of December 31, 1997 presented utilizing the equity method of accounting. Condensed financial information for the Parent company is not presented for the year ended December 31, 1996 because there were no significant subsidiary operations during that period.

      Condensed Balance Sheet:

                                    Assets
           Current assets
              Cash and cash equivalents                                                            $     1,689
              Prepaid expenses and other assets                                                         15,024
              Deferred tax asset                                                                        69,354
                                                                                                    ----------
                Total current assets                                                                    86,067

              Investment in subsidiary                                                               1,367,288

                      Total assets                                                                 $ 1,453,355
                                                                                                    ==========

NOTE 12:      Condensed Financial Information - Parent Company - continued


     Condensed Balance Sheet:

                                    Liabilities and Shareholders' Equity

           Liabilities
              Accrued expenses and other liabilities                                               $     5,000
              Due to subsidiary                                                                        192,975
                                                                                                    ----------

                Total current liabilities                                                              197,975

           Shareholders' equity
              Common stock, $.001 par value; 5,000,000 shares
                authorized; 12,500,000 issued and outstanding                                           12,500
              Capital surplus                                                                        1,681,230
              Accumulated deficit                                                                     (438,350)

                Total shareholders' equity                                                           1,255,380

                      Total liabilities and shareholders' equity                                   $ 1,453,355
                                                                                                    ==========


     Condensed Income Statement:

           Revenues
              Undistributed losses of subsidiary                                                   $  (232,712)
                                                                                                    ----------
                Total revenues                                                                        (232,712)

           Expenses
              Stockholder costs and fees                                                                   581
              Professional and outside services                                                         27,851
              Amortization expense  189
              Costs related to acquisition                                                             186,921
              Other operating                                                                              647
                Total expenses                                                                         216,189

              Net loss related to discontinued operations                                               (1,432)
                                                                                                    ----------

           Loss before federal income tax                                                             (450,333)
              Income tax benefit                                                                       (69,354)

           Net loss                                                                                $  (380,979)
                                                                                                    ==========





NOTE 12:      Condensed Financial Information - Parent Company -continued

     Condensed Statement of Cash Flows:

           Cash flows from operating activities
              Net loss                                                                             $  (380,979)
              Adjustments to reconcile net loss to
                net cash provided by operations
                      Undistributed earnings in subsidiary                                             232,712
                      Depreciation and amortization                                                        189
                      Deferred income taxes                                                            (69,354)
                      Increase in deposits and prepaid expenses                                        (13,436)
                      Decrease in accruals and accounts payable                                        222,799
                                                                                                    ----------
                           Total adjustments                                                           372,910
           Net cash used by operating activities                                                        (8,069)

           Net decrease in cash and cash equivalents                                                    (8,069)

           Cash and cash equivalents at beginning of year                                                9,758
                                                                                                    ----------

           Cash and cash equivalents at December 31, 1997                                          $     1,689
                                                                                                    ==========


NOTE 13:      Subsequent Event

On February 9, 1998, the Company entered into a financial consulting agreement with Worldwide Corporate Finance (the "Consultant"). The Consultant will provide the Company with consulting services including acting as liaison between the Company and investors, engaging market makers for the Company's traded securities, evaluating financial proposals, assisting the Company in stockholder and investor relations, providing business and financial planning and providing assistance to the Company in its future development. The agreement will expire one year from the date first written above.

As the initial compensation for the services detailed above, the Company agreed to pay the Consultant upon execution of this agreement the amount of three hundred thousand (300,000) shares of the Company's common stock which will be treated as a non-refundable retainer (the "Retainer").

The Consultant has elected to receive payment of the Retainer in a non-cash transaction in which the fee will be considered paid in full by delivery to the Consultant the Company's common stock which was placed in escrow within fifteen
(15) days from the date first mentioned above and distributed as follows:

                One hundred fifty thousand (150,000) shares to be released to the Consultant immediately.

                Seventy-five thousand (75,000) shares to be released to the Consultant ninety (90) days from the date of the first release.

                Seventy-five thousand (75,000) shares to be released to the Consultant one hundred eighty (180) from the date of the first release.

Additional compensation consists of four hundred thousand (400,000) options to purchase additional shares consisting of the following:

                One hundred thousand (100,000) options entitling the Consultant to purchase one (1) share of the Company's common stock equal to eighty-five percent (85%) of the closing bid price on the date first written above expiring one hundred twenty (120) days from that date.

                One hundred thousand (100,000) options entitling the Consultant to purchase one (1) share of the Company's common stock equal to the closing bid price for the shares on the date first written above expiring one hundred eighty (180) days from that date.

                One hundred thousand (100,000) options entitling the Consultant to purchase one (1) share of the Company's common stock equal to eighty-five percent (85%) of the closing bid price for the shares on the date exercised expiring one (1) year from the date first written above.

                One hundred thousand (100,000) options entitling the Consultant to purchase one (1) share of the Company's common stock equal to eighty-five percent (85%) of the closing bid price for the shares on the date exercised expiring two (2) years from the date first written above.

The effect of the above agreement on 1998 earnings will be the recognition of contractual services expense based on the fair value of the Company's common stock at the date the shares are released to the Consultant. The expense will be reflected in earnings based on when the services are performed, however, all expense will be recognized through the expiration date of the agreement. Additional contractual services expense will be recognized when and if the Consultant elects to exercise the options granted under the agreement. The expense recognized on exercise of the options will be measured as the difference in the price paid for shares under the option agreements and the fair value of the shares at the date of exercise.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors of
First Independent Computers, Inc.

We have audited the accompanying balance sheets of First Independent Computers, Inc. (a Texas corporation) as of April 30, 1997 and December 31, 1996, and the related statements of income, changes in shareholders' equity, and cash flows for the four months and year then ended. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Independent Computers, Inc. as of April 30, 1997 and December 31, 1996, and results of its operations and its cash flows for the periods then ended in conformity with generally accepted accounting principles.






                                      DAVIS, KINARD & CO., P.C.



January 21, 1998
Abilene, Texas

                        FIRST INDEPENDENT COMPUTERS, INC.
                                 Balance Sheets
                      Four Months Ended April 30, 1997 and
                          Year Ended December 31, 1996

                                                                               April 30,           December 31,
                                                                                 1997                  1996
                                                                              ----------            ----------
           Assets
Current assets
      Cash and cash equivalents                                              $    34,304           $      -
      Interest bearing deposits with banks                                       102,578               100,000
      Accounts receivable, net                                                   576,548               715,618
      Prepaid expenses and other assets                                          226,627               187,551
      Deferred tax asset                                                          42,939                  -
                                                                              ----------            ----------
           Total current assets                                                  982,996             1,003,169

Premises and equipment                                                           780,006               960,372
      Less accumulated depreciation                                              492,334               615,168
                                                                              ----------            ----------
           Net property and equipment                                            287,672               345,204

Other assets
      Deposits                                                                     2,563                 2,563
                                                                              ----------            ----------
           Total other assets                                                      2,563                 2,563
                                                                              ----------            ----------

                  Total assets                                               $ 1,273,231           $ 1,350,936
                                                                              ==========            ==========

           Liabilities and Shareholders' Equity

Liabilities
      Bank overdraft                                                         $      -              $      31,557
      Accrued expenses and other liabilities                                     271,924               440,300
      Notes payable                                                              337,000               131,420
                                                                              ----------            ----------
           Total current liabilities                                             608,924               603,277

Shareholders's equity
      Common stock , $1 par value; 1,000
        shares authorized, issued and outstanding                                  1,000                 1,000
      Additional paid-in capital                                                 497,500               497,500
      Retained earnings                                                          165,807               249,159
                                                                              ----------            ----------
           Total shareholders' equity                                            664,307               747,659
                                                                              ----------            ----------

                  Total liabilities and shareholders' equity                 $ 1,273,231           $ 1,350,936
                                                                              ==========            ==========


The accompanying notes are an integral part of these consolidated statements.


                        FIRST INDEPENDENT COMPUTERS, INC.
                                Income Statements
                      Four Months Ended April 30, 1997 and
                          Year Ended December 31, 1996


                                                                             April 30,           December 31,
                                                                               1997                   1996
                                                                          -------------          ------------
Operating revenue
      Pride                                                              $      263,900         $     804,000
      Credit card                                                               639,700             1,955,911
      Banking                                                                   316,115               927,747
      Mail operations                                                            96,670               292,074
      Courier                                                                    31,900                86,050
                                                                          -------------          ------------
           Total operating revenue                                            1,348,285             4,065,782

Operating Expenses
      Salaries and employee benefits                                            578,820             1,644,534
      Auto maintenance                                                            8,060                25,171
      Equipment lease                                                           288,683               855,156
      Equipment maintenance                                                     148,209               473,066
      Facilities rent                                                            48,400               138,200
      Facilities maintenance                                                        904                 1,243
      Depreciation                                                              161,645               108,905
      Amortization of non-compete agreement                                        -                    2,542
      Travel and entertainment                                                   22,589                46,580
      Insurance                                                                  12,209                37,550
      Computer and office supplies                                               92,971               279,157
      Postage and delivery fees                                                  20,687                28,473
      Telephone                                                                  45,240               143,986
      Professional and outside services                                          30,422                79,866
      Taxes                                                                      12,515                30,683
      Other operating expenses                                                   10,867                25,902
                                                                          -------------          ------------
           Total operating expenses                                           1,482,221             3,921,014
                                                                          -------------          ------------

Loss from operations                                                           (133,936)              144,768

Other revenue (expenses)
      Other revenue                                                              13,908                62,804
      Interest                                                                   (6,263)              (15,684)
      Nonrecurring                                                                 -                   23,971
                                                                          -------------          ------------
           Total other revenue (expenses)                                         7,645                71,091
                                                                          -------------          ------------

Income (loss) before federal income tax                                        (126,291)              215,859
      Income tax expense (benefit)                                              (42,939)               64,060
                                                                          -------------          ------------

Net income (loss)                                                        $      (83,352)        $     151,799
                                                                          =============          ============

Net income (loss) per share from operations                              $      (133.94)        $      144.77
                                                                          =============          ============

Net income (loss) per share                                              $       (83.35)        $      151.80
                                                                          =============          ============



The accompanying notes are an integral part of these consolidated statements.



                        FIRST INDEPENDENT COMPUTERS, INC.
                  Statements of Changes in Shareholders' Equity
                      Four Months Ended April 30, 1997 and
                          Year Ended December 31, 1996

                                                                      Additional
                                                       Common           Paid-In       Retained
                                                       Stock            Capital       Earnings          Total
                                                   -------------     -----------   -------------    -------------
      BALANCES - December 31, 1995                $        1,000    $    497,500  $       97,360   $      595,860

           Net income                                       -               -            151,799          151,799
                                                   -------------     -----------   -------------    -------------

      BALANCES - December 31, 1996                         1,000         497,500         249,159          747,659

           Net loss                                         -               -            (83,352)         (83,352)
                                                   -------------     -----------   -------------    -------------

      BALANCES - April 30, 1997                   $        1,000    $    497,500  $      165,807   $      664,307
                                                   =============     ===========   =============    =============



The accompanying notes are an integral part of these consolidated statements.


                        FIRST INDEPENDENT COMPUTERS, INC.
                            Statements of Cash Flows
                      Four Months Ended April 30, 1997 and
                          Year Ended December 31, 1996

                                                                              April 30,           December 31,
                                                                                1997                  1996
                                                                           ------------          ------------
Cash flows from operating activities
      Net income (loss)                                                    $    (83,352)         $    151,799
      Adjustments to reconcile net income to
         net cash provided by operations
              Depreciation and amortization                                     161,645               111,447
         (Increase) decrease in
              Accounts receivable                                               139,070              (126,783)
              Deposits and prepaid expenses                                     (39,076)              (29,362)
              Deferred tax asset                                                (42,939)                 -
         Increase (decrease) in
              Accruals and accounts payable                                    (168,375)              (23,771)
                                                                           ------------          ------------
Net cash provided (used) by operating activities                                (33,027)               83,330

Cash flows from investing activities
      Purchase of fixed assets                                                 (104,114)             (239,335)
      Investment in interest bearing deposit                                     (2,578)                 -
                                                                           ------------          ------------
Net cash used by investing activities                                          (106,692)             (239,335)

Cash flows from financing activities
      Proceeds from line of credit, net of payments                             205,580                87,681
      Change in bank overdraft                                                  (31,557)               31,557
                                                                           ------------          ------------
Net cash provided by financing activities                                       174,023               119,238
                                                                           ------------          ------------

Net increase (decrease) in cash and cash equivalents                             34,304               (36,767)
Cash and cash equivalents at beginning of period                                   -                   36,767
                                                                           ------------          ------------

Cash and cash equivalents at end of period                                $      34,304         $        -
                                                                           ============          ============

OTHER DISCLOSURES
      Interest paid                                                       $       6,263         $      15,684
      Taxes paid                                                                 12,515                30,683



The accompanying notes are an integral part of these consolidated statements.



                        FIRST INDEPENDENT COMPUTERS, INC.
                          Notes to Financial Statements

NOTE 1:    Summary of Significant Accounting Policies

           Organization

First Independent Computers, Inc. (The Company) was incorporated on October 21, 1983, pursuant to the provisions of the Texas Business Corporation Act. The Corporation was authorized to issue 1,000 shares of no par value, Common Stock.

First Independent Computers Inc.'s business activity includes the processing of credit card purchases for numerous businesses in various industries throughout the United States and data processing for various banks.

The shareholders of First Independent Computers, Inc. entered into an agreement with Security Shares, Inc. to exchange First Independent Computers, Inc. shares for common shares of Security Shares, Inc. The exchange was effective with the close of business on May 31, 1994. The exchange is for all of the issued and outstanding shares of First Independent Computers, Inc.

Security Shares, Inc. entered into a purchase/sale agreement with Glenn M. Gallant and Douglas R. Baetz for the purchase of all of First Independent Computers, Inc.'s issued and outstanding stock currently owned by Security Shares, Inc. The sale was to be effective with the close of business on April 30, 1997.

           Cash and Cash Equivalents

The Company considers investments with an original maturity of three months or less to be cash equivalents.

           Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

           Accounts Receivable

The Company utilizes the allowance method for uncollectible accounts receivable. Management estimates the uncollectible accounts and provides for them in the allowance. The balance of the allowance for uncollectible accounts was $20,000 at April 30, 1997.

           Prepaid Assets

The Company has expenditures which benefit future periods which are recorded as prepaid assets or deferred costs and are amortized on a straight-line basis over the estimated or known period of benefit. Such prepaid assets and deferred costs include prepaid insurance, maintenance contracts, certain software licenses and supplies used in the normal operation of business.

           Revenue Recognition

The Company recognizes revenue when services have been provided to the customer.

           Property, Plant and Equipment

Fixed assets of the Company are reported at historical cost. Depreciation and amortization on assets purchased are computed by the following methods and useful lives:

           Furniture and fixtures        Straight-line                  5 years
           Electronic equipment          Straight-line                5-7 years
           Automobiles                   Straight-line                3-5 years
           Office equipment              Straight-line                  5 years
           Computer Software             Straight-line                  3 years

Depreciation is computed using the straight line method over the estimated useful lives for financial statement purposes and an accelerated method of cost recovery over statutory recovery periods for tax purposes. Repairs and maintenance are expensed, whereas additions and improvements are capitalized.

           Federal Income Taxes

Deferred tax assets and liabilities are recognized for deductible and taxable temporary differences respectively. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets may be reduced by a valuation allowance when and if, in the opinion of management, the tax asset will, in part or in all, not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

           Fair Values of Financial Instruments

The following methods and assumptions were used by the Company in estimating fair values of financial instruments as disclosed herein:

Cash and short-term instruments. The carrying amounts of cash and short-term instruments approximate their fair value.

Interest bearing deposits with banks. The carrying amounts of interest bearing deposits with banks approximate their fair value.

Accounts receivable. For accounts which are not past due greater that 90 days and have no significant change in credit risk, fair values are based on carrying values.

Long term debt. The Company's long term debt arrangement bears a variable interest rate and represents terms and conditions currently available for the same or similar debt facility in the marketplace. Thus, the fair value of long term debt approximates the carrying amount.

           Per Share Data

The computation of loss per share of common stock is based on the weighted average number of shares outstanding in 1997 and 1996 of 12,500,000, adjusted retroactively to reflect the one for two reverse stock split which occurred on September 1, 1997.

           Accounting Standards Not Yet Adopted

In June 1997, Statements of Financial Accounting Standards (SFAS) No. 130, "Reporting of Comprehensive Income," was issued. This statement requires that comprehensive income be reported in the basic financial statements. Comprehensive income refers to the change in equity during a period from transactions and events other than investments by and distributions to owners. This statement applies to fiscal years beginning after December 15, 1997. This statement, if applied to the December 31, 1997 financial statements, would not affect the consolidated comprehensive net income. The Company plans to adopt SFAS 130 on January 1, 1998.

In June 1997, Statements of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued. This Statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Financial information should include a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. Descriptive information should include detail about the way that the operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used in the enterprise's general-purpose financial statements, and changes in the measurement of segment amounts from period to period. This statement is effective for financial statements for periods beginning after December 15, 1997. The Company plans to adopt SFAS 131 on January 1, 1998.

NOTE 2:    Lease Obligations

The Company has entered into various operating lease agreements. Under terms of an operating lease with IBM Corporation, certificates of deposit with a carrying value of $102,578 at April 30, 1997, were pledged as collateral against Bank One letters of credit in favor of IBM.

The future minimum payments for leased property under these noncancellable lease agreements for each of the next five years ending December 31, 2001, are as follows:

                Remaining           1997                             $   377,460
                                    1998                                 566,190
                                    1999                                 270,690
                                    2000                                 147,242
                                    2001                                    -
                                                                      ----------

                                    Lease Obligation                 $ 1,361,582
                                                                      ==========

No commitments for leased property extend more that five years.

NOTE 3:    Notes Payable

Notes payable consisted of the following at April 30, 1997, December 31, 1996:


                                                                                             1997          1996
                                                                                           ---------    ----------
           The company purchased software under a capital lease and recorded the liability  as a note  payable  dated  12/13/91 to IBM in the original amount of  $157,783.52  at 16.29%,  principal  and interest due in 60 monthly installments
           starting 2/01/92.                                                              $     -      $     1,420

           A revolving  line of credit dated  5/24/96 to The Peoples State Bank, commitment of $250,000 at 9.25%, due on demand with final maturity at
           5/24/97. The note is secured
           by accounts receivable.                                                            70,000       130,000

           A note payable dated 3/31/97 to The Peoples State Bank
           in the original amount of $267,000 at 8.5%, principal and
           interest due on demand with final maturity at 6/30/97.  The
           note is guaranteed by Security State Bank.                                        267,000
                                                                                           ---------    ----------

           Total notes payable                                                            $  337,000   $   131,420
                                                                                           =========    ==========

           All notes payable balances were paid as of May 31, 1997.



NOTE 4:    Related Party Transactions

During the period January 1 through December 31, 1996, the Company recorded revenues of $1,245,119 billed to Security State Bank (balance due at December 31, 1996 of $128,629), a related party.

During the period January 1 through April 30, 1997, the Company recorded revenues of $405,619 billed to Security State Bank (balance due at April 30, 1997 of $104,296), a related party.

In addition, the Company leases its office space from Security State Bank. Facilities Rent expense was $11,517 per month ($138,200 for the period of January 1 to December 31, 1996), and $12,100 per month ($48,400 for the period of January 1 to April 30, 1997).

NOTE 5:    Income Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) as of April 30, 1997 and December 31, 1996 are as follows:

                                                                              1997           1996
                                                                         ------------    ------------
                Depreciation and amortization                          $       (9,287)  $        (821)
                Net operating loss carryforward                                53,047           -
                                                                         ------------    ------------

                                                                        $      43,760   $        (821)
                                                                         ============    ============

Federal   income   taxes  are  based  on   statutory   rates.   The  income  tax
benefit/liability, as a percentage of pretax earnings, differs from the statutory federal income tax rate at April 30 and December 31, as follows:

                                                                              1997           1996
                                                                           ----------      --------

           Statutory federal income tax rate                                    34.00%        34.00%
           Reduction in tax rate resulting
                from non-deductible expenses                                      -           (4.32)
                                                                           ----------      --------
           Effective income tax rate                                            34.00%        29.68%
                                                                           ==========      ========



The Company had available as of April 30, 1997, a net operating loss carryforward for federal income tax purposes of $83,352. The net operating loss carryforward will expire as shown below.

                                       Year                        Amount
                                       ----                    -------------
                                       2012                    $      83,352


Federal income tax expense at April 30 and December 31 is composed of:

                                                                              1997           1996
                                                                           ----------     ----------

           Current expense                                               $       -       $    65,880
           Deferred benefit                                                   (42,939)        (1,820)
                                                                           ----------      ---------

                Total income tax expense (benefit)                       $    (42,939)   $    64 060
                                                                           ==========      =========


NOTE 6:    Financial Instruments

The estimated fair values of the Company's financial instruments were as follows at:

                                                                                         April 30, 1997
                                                                                   --------------------------
                                                                                    Carrying          Fair
                                                                                     Amount           Value
                                                                                   -----------     ----------
           Financial assets:
                Cash and interest bearing deposits with banks                     $    136,882    $    136,882
                Accounts receivable                                               $    576,548    $    576,548

           Financial liabilities:
                Notes payable                                                     $    337,000    $    337,000


The estimated fair values of the Company's financial instruments were as follows at:

                                                                                        December 31, 1996
                                                                                   ---------------------------
                                                                                    Carrying          Fair
                                                                                     Amount           Value
                                                                                   -----------      ----------
           Financial assets:
                Cash and interest bearing deposits with banks                     $    100,000    $    100,000
                Accounts receivable                                               $    715,618    $    715,618

           Financial liabilities:
                Notes payable                                                     $    337,000    $    131,420



The method(s) and assumptions used to estimate the fair value of financial instruments are disclosed in Note 1 "Fair Values of Financial Instruments".

NOTE 7:    Concentration Risk

During the period January 1 through December 31, 1996, the Company recorded revenues of $804,000 billed to Pride Refining, Inc. (balance due at December 31, 1996 of $61,469), a non-related party, and $1,396,244 billed to Clark Refining, Inc. (balance due at December 31, 1996 of $98,705), a non-related party.

During the period January 1 through April 30, 1997, the Company recorded revenues of $263,900 billed to Pride Refining, Inc. (balance due at April 30, 1997 of $62,310), a non-related party, and $408,831 billed to Clark Refining, Inc. (balance due at April 30, 1997 of $515), a non-related party.

NOTE 8:    Subsequent Events

As of May 1, 1997, 100% of the Company's issued and outstanding stock was purchased by Glenn M. Gallant and Douglas R. Baetz from Security Shares, Inc.

On May 5, 1997, the Company's note payable of $267,000 with accrued interest to date was paid in full.

On May 24, 1997, the Company's outstanding note payable balance of $30,000 with accrued interest to date was paid in full.

On May 31, 1997, the Company recorded additional paid in capital of $250,000 resulting from a cash deposit made by Glenn M. Gallant and Douglas R. Baetz.

At June 30, 1997 the Company's contract, to provide credit card processing for Clark Refining, Inc., expired. Clark has indicated that the contract will not be renewed.

The Company has renewed it's lease agreement with Security State Bank effective August 1, 1997. The new lease agreement is for a period of two (2) years consisting of 52,248 square foot of office and parking space under lease. Total monthly rent, due in advance on the first day of each month, beginning August 1, 1997, will be $33,447. The total annual facilities rent expense under the new lease agreement will be $401,364.

The Subsidiary, has extended to it an operating line of credit through Century Financial Group, Inc., a company owned by the Company's primary shareholders. Century Financial Group, Inc. provides the Subsidiary with a maximum operating line of credit of two million dollars ($2,000,000). Advances on the line of credit, not to exceed the maximum limit, are made at the discretion of the Subsidiary's management. The line of credit is secured by all assets of the Subsidiary. The line of credit carries an annual percentage rate of ten percent (10%). Under the terms of the line of credit the Subsidiary will pay interest on a monthly basis with the unpaid principal due at maturity, September 15, 1998. The outstanding balance on the line of credit as of December 31, 1997 was $1,300,000.

The Company continues to provide data processing services to a subsidiary of its former parent company, Security State Bank. Additionally, the Subsidiary continues to lease its office space, 52,248 square feet, from Security State Bank at an annual cost of approximately $390,000. Accounts receivable from Security State Bank amounted to $134,403 at December 31, 1997.

On December 1, 1997 the Subsidiary entered into a lease agreement with The Century Group, Inc., (the "Landlord"), owned by the Company's primary shareholders Glenn Gallant and Douglas Baetz, for office space located at 2701 West Oakland Park Boulevard, Ft. Lauderdale, Florida 33311. The term of the lease is for one (1) year for the sum of thirty-one thousand seven hundred forty-six dollars ($31,746), plus applicable sales and use taxes. The Company also agrees to pay the Landlord, as additional rent ("Additional Rent") for its share of the operating expenses associated with the premises. The Subsidiary's financing source, Century Financial Group, Inc., is owned by the Company's primary shareholders, Glenn Gallant and Douglas Baetz. Interest expense and accrued interest payable to Century Financial Group, Inc. amounted to $53,561 and $-0- as of December 31, 1997.

On June 30, 1997 the Subsidiary had a significant credit card portfolio processing contract expire. This contract was not renewed. The contract represented approximately one hundred thousand dollars ($100,000) or thirty percent (30%) of the Subsidiary's monthly operating revenue, and its loss substantially affected the Subsidiary's profitability. As a result, substantial operating losses were recognized the months July through October.

On October 1, 1997 the Subsidiary entered into a five year contract to process credit card activity and produce account statements for a bank. This contract represents more than $500,000 per month in additional operating revenue. In December, 1997, the Subsidiary earned approximately five hundred thirty-five thousand ($535,000) on the bank contract which represents seventy-two percent (72%) of total revenue for the month.

Securities and Exchange Commission
Mail Stop 9-5
450 5th St. N.W.
Washington, D.C. 20549


Gentlemen,

I have read Item Number eight (8) of Form 10KSB (Commission file number 001-13749) of Columbia Capital Corp. and I agree with the statements contained therein.


                                              DAVID T. THOMSON, P.C.


Salt Lake City, Utah
March 30, 1998

Columbia Capital Corp.
2701 West Oakland Boulevard
Ft. Lauderdale, Florida 33311


I hereby consent to the inclusion by reference of my audit report on the financial statements of Columbia Capital Corp. as of and for the year ended December 31, 1996.



                                              DAVID T. THOMSON, P.C.


Salt Lake City, Utah
March 30, 1998

March 27, 1998


Columbia Capital Corp.
2701 West Oakland Boulevard
Ft. Lauderdale, Florida 33311


We hereby consent to inclusion of our audit report on the financial statements of Columbia Capital Corp. as of and for the year ended December 31, 1997.


Further, we hereby consent to inclusion of our audit report on the financial statements of First Independent Computers, Inc. as of and for the four months ended April 30, 1997 and the year ended December 31, 1997.





                                              DAVIS, KINARD & CO., P.C.