Form 10KSB/A
period 1997-12-31
COLUMBIA CAPITAL CORP/TX/
filed 1998-04-09
CIK 1051985

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

                               AMENDMENT NO. 1 TO

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

           2701 West Oakland Boulevard, Fort Lauderdale,Florida 33311 (Address of principal executive offices, including zip code)

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

         The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of the Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997, as set forth in the pages attached hereto:

         1.       Item 13. Exhibits and Reports on Form 8-K.

         A.       Financial Statements

         Independent Auditor's Report and consolidated balance sheet of Columbia Capital Corp. (a Delaware Corporation) as of December 31, 1997, and the related consolidated income statements, changes in shareholders' equity, and cash flows for the years ended December 31, 1997 and 1996.

         Independent Auditor's Report and balance sheets of First Independent Computers, Inc. (a Texas corporation) as of April 30, 1997 and December 31, 1996, and the related statements of income, changes in shareholders' equity, and cash flows for the four months and year then ended.

         C.       Other Exhibits

         16.1     Letter re Change in Certifying Accountant of David T.Thompson,
                  P.C. dated December 4, 1997*
         23.1     Consent of David T. Thomson, P.C., dated March 30, 1998*
         23.2     Consent of Davis Kinard & Co., P.C., dated March 27, 1998*
         23.3     Consent of David T. Thomson, P.C., dated March 30, 1998
         23.4     Consent of Davis, Kinard & Co., P.C., dated April 7, 1998
         27       Financial Data Schedule



*Filed as part of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

                                     PART IV

Item 13. Exhibits and Reports on Form 8-K.

         A.       Financial Statements

         Independent Auditor's Report and consolidated balance sheet of Columbia Capital Corp. (a Delaware Corporation) as of December 31, 1997, and the related consolidated income statements, changes in shareholders' equity, and cash flows for the years ended December 31, 1997 and 1996.

         Independent Auditor's Report and balance sheets of First Independent Computers, Inc. (a Texas corporation) as of April 30, 1997 and December 31, 1996, and the related statements of income, changes in shareholders' equity, and cash flows for the four months and year then ended.

         C.       Other Exhibits

         16.1     Letter re Change in Certifying Accountant of David T.Thompson,
                  P.C. dated December 4, 1997*
         23.1     Consent of David T. Thomson, P.C., dated March 30, 1998*
         23.2     Consent of Davis Kinard & Co., P.C., dated March 27, 1998*
         23.3     Consent of David T. Thomson, P.C., dated March 30, 1998
         23.4     Consent of Davis, Kinard & Co., P.C., dated April 7, 1998
         27       Financial Data Schedule



*Filed as part of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     COLUMBIA CAPITAL  CORP.



         Dated: April 7, 1998                    By: /s/ Kenneth A. Klotz
                                                     --------------------
                                                     Kenneth A. Klotz, President


                                                 By: /s/ Charles La Montagne
                                                     -----------------------
                                                     Charles La Montagne,
                                                     Chief Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

                                                     COLUMBIA CAPITAL CORP.



         Dated: April 7, 1998                    By: /s/ Kenneth A. Klotz
                                                     --------------------
                                                     Kenneth A. Klotz
                                                     President and Director


         Dated: April 7, 1998                    By: /s/ Douglas R. Baetz
                                                     --------------------
                                                     Douglas R. Baetz, Director


         Dated: April 7, 1998                    By: /s/ Glenn M. Gallant
                                                     --------------------
                                                     Glenn M. Gallant
                                                     Secretary and Chairman of
                                                     the Board of Directors


         Dated: April 7, 1998                    By: /s/ Charles La Montagne
                                                     -----------------------
                                                     Charles La Montagne
                                                     Chief Financial Officer
                                                     and Director


         Dated: April 7, 1998                    By: /s/ Olan Beard
                                                     --------------
                                                     Olan Beard
                                                     Vice President and Director

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







                                                     DAVIS, KINARD & CO., P.C.



January 21, 1998
Abilene, Texas

Independent Auditor's Report

Board of Directors
COLUMBIA CAPITAL CORP.
Salt Lake City, Utah

I have audited the accompanying Columbia Capital Corp. statements of operations, stockholders' equity and cash flows for the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provided a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, Columbia Capital Corp. results of its operations and its cash flows for the year ended December 31, 1996 in conformity with generally accepted accounting principles.



                                                     DAVID T. THOMSON, P.C.



Salt Lake City, Utah
November 18, 1996

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

Columbia Capital Corp.
2701 West Oakland Boulevard
Ft. Lauderdale, Florida 33311


I hereby consent to the inclusion by reference of my audit report on the financial statements of Columbia Capital Corp. as of and for the year ended December 31, 1996 as included in Amendment #1 to Form 10KSB.



                                                          DAVID T. THOMSON, P.C.



Salt Lake City, Utah
March 30, 1998

Columbia Capital Corp.
2701 West Oakland Boulevard
Ft. Lauderdale, Florida 33311

We hereby consent to inclusion of our audit report on the financial statements of Columbia Capital Corp. as of and for the year ended December 31, 1997, in Amendment #1 to Form 10KSB.

Further, we hereby consent to inclusion of our audit report on the financial statements of First Independent Computers, Inc. as of and for the four months ended April 30, 1997 and the year ended December 31, 1997, in Amendment #1 to Form 10KSB.



                            DAVIS, KINARD & CO., P.C.



Abilene, Texas
April 7, 1998