Form 10QSB
period 1998-03-31
COLUMBIA CAPITAL CORP/TX/
filed 1998-05-15
CIK 1051985

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998
                                          OR

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                              ------------   --------------

                          Commission file number: 001-13749

                                  COLUMBIA CAPITAL CORP.
               --------------------------------------------------------
               (Name of small business issuer specified in its charter)

                Delaware                                   11-3210792
     --------------------------------                  -------------------
     (State or other jurisdiction                      (I.R.S. Employer
     of incorporation or organization)                 Identification No.)

   2701 West Oakland Park Boulevard, 2nd Floor, Fort Lauderdale, Florida  33311
   ----------------------------------------------------------------------------
            (Address of principal executive offices, including zip code)

                                     954-453-6575
                   ------------------------------------------------
                   (Issuer's telephone number, including area code)


            Securities registered under Section 12(b) of the Exchange Act:

                                                 Name of each exchange
               Title of each class                on which registered
               -------------------                -------------------
                      None                                None

            Securities registered under Section 12(g) of the Exchange Act:

                       Common Stock, $0.001 par value per share
                   ------------------------------------------------
                                   (Title of Class)

Check whether the issuer: (i) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.
Yes   X    No
   ------    ------

The number of shares outstanding of the issuer's Common Stock as of May 1, 1998 was 12,650,000 shares.

Transactional Small Business Disclosure Format (Check one): Yes        No  X
                                                                ------   ------

     THIS QUARTERLY REPORT ON FORM 10-QSB (THE "REPORT") MAY BE DEEMED TO CONTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (THE "REFORM ACT"). FORWARD-LOOKING STATEMENTS IN THIS REPORT OR HEREAFTER INCLUDED IN OTHER PUBLICLY AVAILABLE DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (THE "COMMISSION"), REPORTS TO THE COMPANY'S STOCKHOLDERS AND OTHER PUBLICLY AVAILABLE STATEMENTS ISSUED OR RELEASED BY THE COMPANY INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE THE COMPANY'S ACTUAL RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS TO DIFFER FROM THE FUTURE RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FUTURE RESULTS ARE BASED UPON MANAGEMENT'S BEST ESTIMATES BASED UPON CURRENT CONDITIONS AND THE MOST RECENT RESULTS OF OPERATIONS. THESE RISKS INCLUDE, BUT ARE NOT LIMITED TO, THE RISKS SET FORTH HEREIN, EACH OF WHICH COULD ADVERSELY AFFECT THE COMPANY'S BUSINESS AND THE ACCURACY OF THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN.

                            PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                COLUMBIA CAPITAL CORP.
                       CONSOLIDATED BALANCE SHEETS - UNAUDITED

       ASSETS                                          March 31,      December 31,
                                                         1998              1997
                                                     ------------    -------------
Current assets
  Cash and cash equivalents                          $    312,828    $      17,861
  Interest bearing deposits with banks                    603,578          303,578
  Accounts receivable, net                                568,842          522,538
  Prepaid expenses and other assets                       463,543          349,160
  Deferred tax asset                                      -                122,209
                                                     ------------    -------------
     Total current assets                               1,948,791        1,315,346

Premises and equipment                                    661,039          562,598
  Less accumulated depreciation                            80,493           47,914
                                                     ------------    -------------
     Net property and equipment                           580,546          514,684

Other assets
  Goodwill, net of accumulated amortization
    of $44,640 and $32,466                                929,284          941,458
  Other assets                                             52,033           52,033
                                                     ------------    -------------
     Total other assets                                   981,317          993,491
                                                     ------------    -------------

       TOTAL  ASSETS                                 $  3,510,654     $  2,823,521
                                                     ------------    -------------
                                                     ------------    -------------

       LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
  Bank overdraft                                     $    155,582     $       -
  Accounts payable                                        262,250          104,033
  Accrued liabilities                                     425,424          168,608
  Accrued expenses and other liabilities                   52,922           37,261
  Federal income tax payable                              100,314            1,628
  Notes payable - related party                           900,000        1,300,000
                                                     ------------    -------------
     Total current liabilities                          1,896,492        1,611,530

SHAREHOLDERS' EQUITY
  Common stock, $.001 par value; 50,000,000 shares
     authorized; 12,500,000 issued and outstanding         12,500           12,500
  Additional paid-in capital                            1,681,230        1,681,230
  Accumulated deficit                                     (79,568)        (481,739)
                                                     ------------    -------------
     Total shareholders' equity                         1,614,162        1,211,991
                                                     ------------    -------------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $ 3,510,654      $ 2,823,521
                                                     ------------    -------------
                                                     ------------    -------------



The accompanying notes are an integral
part of these consolidated financial statements

                                COLUMBIA CAPITAL CORP.

                             INCOME STATEMENTS - UNAUDITED

                                                   Three Months Ended
                                                        March 31,
                                            --------------------------------
                                                  1998            1997
                                            ---------------  ---------------
                                                Columbia         First
                                              Capital Corp.    Independent
                                              (Consolidated) Computers, Inc.
                                            ---------------  ---------------
REVENUES
  Pride revenue                              $       95,000  $       201,000
  Credit card revenue                             1,964,717          490,636
  Banking revenue                                   228,196          237,717
  Mail operations revenue                           180,456           70,025
  Courier revenue                                    21,885           24,025
  Other                                               5,124            8,394
                                            ---------------  ---------------
     Total revenues                               2,495,378        1,031,797

EXPENSES
  Salaries and employee benefits                    671,283          435,640
  Auto maintenance                                    4,813            6,224
  Travel and entertainment                           14,054           19,762
  Equipment lease                                   390,449          215,456
  Equipment maintenance                             119,502          116,448
  Facilities rent                                   105,190           36,300
  Facilities maintenance                             10,569              389
  Depreciation                                       32,578           21,489
  Amortization of goodwill                           12,175           -
  Insurance                                          13,723            9,132
  Computer and office supplies                      126,892           62,672
  Postage and delivery fees                          17,738            9,677
  Telephone                                         155,840           36,805
  Professional and outside services                 123,843           23,020
  Taxes                                              15,499            9,386
  Other operating                                    37,393            8,711
                                            ---------------  ---------------
     Total expenses                               1,851,541        1,011,111
                                            ---------------  ---------------

INCOME FROM OPERATIONS                              643,837           20,686

Other income (expense)
  Net interest                                      (37,062)          (3,169)
                                            ---------------  ---------------
     Total other income (expense)                   (37,062)          (3,169)
                                            ---------------  ---------------

INCOME BEFORE TAX                                   606,775           17,517

  Income tax expense                                204,604            5,956
                                            ---------------  ---------------
NET INCOME                                 $        402,171  $        11,561
                                            ---------------  ---------------
                                            ---------------  ---------------
Basic earnings per share                   $           0.03  $         11.56
                                            ---------------  ---------------
                                            ---------------  ---------------

Diluted earnings per share                 $           0.03  $         11.56
                                            ---------------  ---------------
                                            ---------------  ---------------

Average shares outstanding                       12,500,000            1,000
                                            ---------------  ---------------
                                            ---------------  ---------------

The accompanying notes are an integral
part of these consolidated financial statements

                                COLUMBIA CAPITAL CORP.

       CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY - UNAUDITED
                       FOR THE THREE MONTHS ENDED MARCH 31, 1998


                                                        Common Stock
                                               -------------------------       Paid-In      Accumulated
                                                  Shares          Amount       Capital         Deficit        Total
                                               -----------      ---------     -----------   ------------   -----------
BALANCE - DECEMBER 31, 1996                      2,500,000      $   2,500     $    66,230    $  (57,371)   $    11,359

  Effect of reverse stock split                 (1,250,000)        (1,250)          1,250           -            -
  Equity acquired in stock exchange             11,250,000         11,250       1,588,750           -        1,600,000
  Stock issued in exchange for services            -                  -            25,000           -           25,000
  Net loss                                         -                  -              -         (424,368)      (424,368)
                                               -----------      ---------     -----------   ------------   -----------

BALANCE - DECEMBER 31, 1997                     12,500,000         12,500       1,681,230      (481,739)     1,211,991

  Net income                                       -                 -               -          402,171        402,171
                                               -----------      ---------     -----------   ------------   -----------

BALANCE - MARCH 31, 1998                        12,500,000      $  12,500     $ 1,681,230  $    (79,568)   $ 1,614,162
                                               -----------      ---------     -----------   ------------   -----------
                                               -----------      ---------     -----------   ------------   -----------






The accompanying notes are an integral
part of these consolidated financial statements

                                COLUMBIA CAPITAL CORP.
                   CONSOLIDATED STATEMENT OF CASH FLOWS - UNAUDITED
                  FOR THE THREE MONTHS ENDED MARCH 31, 1998 and 1997

                                                        For the Three Months
                                                            Ended March 31,
                                                    -----------------------------
                                                         1998           1997
                                                    --------------  ---------------
                                                       Columbia         First
                                                     Capital Corp.   Independent
                                                    (Consolidated)  Computers, Inc.
                                                    --------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                         $   402,171      $   11,561
  Adjustments to reconcile net income to
     net cash provided by operations
       Depreciation and amortization                      44,753          21,489
     Increase in
       Accounts receivable                               (46,304)        (59,770)
       Deposits and prepaid expenses                    (114,383)        (63,734)
     Increase (decrease) in
       Accruals and accounts payable                     529,379        (209,171)
       Deferred income taxes                             122,209            -
                                                    --------------  ---------------
Net cash provided by (used in) operating
  activities                                             937,825        (299,625)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of fixed assets                               (98,440)        (48,629)
  Investment in interest bearing deposit                (300,000)            -
                                                    --------------  ---------------
Net cash provided by (used in) investing
  activities                                            (398,440)        (48,629)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from line of credit, net of payments         (400,000)        385,580
  Increase (decrease) in bank overdraft                  155,582         (31,557)
                                                    --------------  ---------------
Net cash provided by (used in) financing
  activities                                            (244,418)        354,023
                                                    --------------  ---------------

NET INCREASE IN CASH
     AND CASH EQUIVALENTS                                294,967           5,769

Cash and cash equivalents at beginning of year            17,861             -
                                                    --------------  ---------------

CASH AND CASH EQUIVALENTS AT MARCH 31, 1998          $   312,828      $    5,769
                                                    --------------  ---------------
                                                    --------------  ---------------



The accompanying notes are an integral
part of these consolidated financial statements

                               COLUMBIA CAPITAL CORP.
     SELECTED INFORMATION -- SUBSTANTIALLY ALL DISCLOSURES ARE NOT INCLUDED --
                                     UNAUDITED
                                   MARCH 31, 1998

NOTE 1: BASIS OF PRESENTATION

        The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB. Therefore, they do not include all information and footnotes necessary for a fair presentation of financial position and results of operations and cash flows in conformity with generally accepted accounting principles.
        In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the interim period. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

        Effective as of September 23, 1997, Columbia Capital Corp. (the "Company") acquired all of the common stock (the"FICI Common Stock") of the Company's operating subsidiary, First Independent Computers, Inc. ("FICI") from Messrs. Douglas R. Baetz and Glenn M. Gallant. Pursuant to the terms of the agreement of acquisition of the FICI Common Stock, dated August 29, 1997 (the "Stock Purchase Agreement"), Messrs. Gallant and Baetz received 10,631,250 shares of Common Stock (after the Company effectuated a 1 for 2 reverse stock split of its Common Stock) in exchange for the FICI Common Stock, which represented approximately 85% of the Company's then issued and outstanding Common Stock. In connection with the closing of the Stock Purchase Agreement, the Company issued 618,750 shares of Common Stock to Baytree Associates, Inc., a third party which is not an affiliate of Messrs. Baetz and Gallant, as a fee for services rendered to the Company for arranging the transactions which are the subject of the Stock Purchase Agreement.

        The accompanying financial statements have been presented, for accounting purposes, as a recapitalization of FICI, with FICI as the acquiror of the Company. Further, in connection with the transactions relating to the Stock Purchase Agreement and the acquisition of the FICI Common Stock by Messrs. Baetz and Gallant, such persons obtained a controlling interest in FICI and, thereafter, the Company. Therefore, for accounting purposes, these transactions are deemed to be transactions between entities under common control. Accordingly, the business combination between the Company and FICI was accounted for in a manner similar to a pooling of interests, whereby the accounts of the entities involved were not revalued, rather they were combined at their historical basis. The Company's consolidated financial statements were restated to include the results of operations of FICI from May 1, 1997, the acquisition date of FICI by Messrs. Baetz and Gallant. There were no adjustments to net assets of the combining companies necessary for either to adopt the same accounting practices.

        On April 30, 1997, Messrs. Baetz and Gallant purchased all of the issued and outstanding FICI Common Stock then owned by Security Shares, Inc., a bank holding company, for $1,600,000. The transaction was accounted for utilizing "pushdown accounting," whereby all assets and liabilities of FICI were restated at their estimated market value on the purchase date. The excess of the total acquisition cost over the fair value of net assets acquired was recorded as goodwill. Total restated assets at May 1, 1997 amounted to $2,174,670, which included $973,924 in goodwill to be amortized over an estimated benefit period of twenty (20) years. Goodwill amortization expense amounts to $4,058 monthly, with $12,175 of amortization expense included in the three months ending March 31, 1998 results of operation.

                               COLUMBIA CAPITAL CORP.
     SELECTED INFORMATION -- SUBSTANTIALLY ALL DISCLOSURES ARE NOT INCLUDED --
                                     UNAUDITED
                                   MARCH 31, 1998

NOTE 1: BASIS OF PRESENTATION - CONTINUED

        The unaudited income statement and statement of cash flows of FICI for the three months ended March 31, 1997, is presented in comparative format with the consolidated income statement and statement of cash flows of Columbia Capital Corp. for the three months ended March 31, 1998, and represents actual results of that company prior to acquisition by Messrs. Baetz and Gallant. Columbia Capital Corp. had insignificant operations for the three months ended March 31, 1997 and is not presented.

NOTE 2: ACCOUNTING STANDARDS ADOPTED

        In June 1997, Statements of Financial Accounting Standards (SFAS) No. 130, "Reporting of Comprehensive Income," was issued. This statement requires that comprehensive income be reported in the basic financial statements. Comprehensive income refers to the change in equity during a period from transactions other than investments by and distributions to owners. This statement applies to fiscal years beginning after December 15, 1997. The Company adopted SFAS 130 on January 1, 1998. Comprehensive income does not differ from income as presented in the consolidated income statement for the three months ended March 31, 1998.

        In June 1997, Statements of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued. This statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Financial information should include a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. Descriptive information should include detail on how segments were determined, products and services provided by each, and any differences in the measurements used in reporting segment information versus those used in the general-purpose financial statements. This statement is effective for financial statements for periods beginning after December 15, 1997. The Company adopted SFAS 131 on January 1, 1998.

NOTE 3: CONSULTING AGREEMENT

        The consulting agreement disclosed in prior financial statements has been restated as follows:

        On March 20, 1998, Columbia Capital Corp. entered into a consulting agreement with Worldwide Corporate Finance ("Worldwide"). Worldwide, through its individual affiliate, Michael Markow, provides the Company with consulting services, including long term business, managerial and financial planning; investigating and analysis in corporate reorganizations and expansion in merger and acquisition opportunities; and the introduction of business opportunities for credit card processing services. The consulting agreement expires on March 19, 1999. As the initial compensation for services, the Company granted to Mr. Markow options to purchase up to 300,000 shares of Common Stock, which are the subject of a currently effective registration statement, on the following terms and conditions: (i) options to purchase up to 150,000 shares of Common Stock at an exercise price of $0.95 per share, exercisable from April 1, 1998 until March 31, 1999; (ii) options to purchase up to 75,000 shares of Common Stock at an exercise price of $0.95 per share, exercisable from June 19, 1998 until March 19, 1999; and (iii) options to purchase up to 75,000 shares of Common Stock at an exercise price of $0.95 per share, exercisable from September 19, 1998 until September 19, 1999.

        Worldwide has elected to receive payment in the form of non-cash transactions by exercising the options against amounts otherwise payable for services rendered by Mr. Markow, in which the fee will be considered to be paid in full by delivery to Mr. Markow of the shares underlying such options upon exercise thereof.

        Additional compensation, consisting of options to purchase up to 400,000 shares of Common Stock, has also been issued to Mr. Markow, which is the subject of a currently effective registration statement, on the following terms and conditions: (i) options to purchase up to 100,000 shares of Common Stock at an exercise price of $1.70 per share, exercisable from April 1, 1998 until August 31, 1998; (ii) options to purchase up to 100,000 shares of Common Stock at an exercise price of $1.70 per share, exercisable from April 1, 1998 until October 31, 1998; (iii) options to purchase up to 100,000 shares of Common Stock at a per share exercise price equal to 85% of the closing bid market value of the Common Stock on the date of exercise of such options, exercisable from April 1, 1998 until March 31, 1999; and (iv) options to purchase up to 100,000 shares of Common Stock at a per share exercise price equal to 85% of the closing bid market value of the Common Stock on the date of exercise of such options, exercisable from April 1, 1998 until March 31, 2000.

        On March 20, 1998, the Company entered into an additional consulting agreement with Worldwide relating to prospective financing transactions. Compensation for these services will be paid in the form of restricted securities and on a transaction by transaction basis.

NOTE 4: MARKET RISK AND CONCENTRATIONS

        For the three months ended March 31, 1998, revenue from Security State Bank (12%) and Best Bank (79%) accounted for approximately 91% of the Company's total revenues. No other customers accounted for 10% or more of the Company's total revenues.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

        OVERVIEW OF PRESENTATION. As of September 23, 1997, the Company entered into a Stock Purchase Agreement with Douglas R. Baetz and Glenn M. Gallant, pursuant to which the Company issued an aggregate of 10,631,250 shares of the Company's common stock, par value $0.001 per share (the "Common Stock") in exchange for 100% of the issued and outstanding shares of common stock (the "FICI Common Stock") of the Company's wholly-owned subsidiary, First Independent Computers, Inc. ("FICI"), through which the Company principally conducts its business operations. The Company also issued 618,750 shares of Common Stock to a third party, which is not an affiliate of Messrs. Baetz and Gallant, for services rendered to the Company for arranging the transactions which are the subject of the Stock Purchase Agreement. In connection with the closing of the Stock Purchase Agreement, FICI became the sole operating subsidiary of the Company.

        As of May 1, 1997, Messrs. Baetz and Gallant had acquired 100% of the issued and outstanding capital stock of FICI for $1,600,000 in cash from certain unaffiliated parties.

        In connection with the transactions relating to the Stock Purchase Agreement and the acquisition of the FICI Common Stock by Messrs. Baetz and Gallant, such persons obtained a controlling interest in FICI and, thereafter, the Company. Therefore, for accounting purposes, the transactions relating to the Stock Purchase Agreement are deemed to be transactions between entities under common control. Accordingly, the business combination between the Company and FICI was accounted for in a manner similar to a pooling of interests, whereby the accounts of the entities involved were not revalued, but were combined at their historical basis.

        As a result, the Company's assets and liabilities have been restated at their estimated fair market value as of May 1, 1997, on the Company's consolidated balance sheet, which forms a part of the Company's unaudited consolidated financial statements for the three (3) month periods ended March 31, 1998 and 1997, included elsewhere herein, on a "pushdown accounting" basis. Total restated assets were $2,174,670 based on their fair market value as of May 1, 1997. The difference between the fair market value of such assets and the $1,600,000 purchase price paid by Messrs. Baetz and Gallant for the FICI Common Stock, or $973,924, was recorded on the Company's consolidated balance sheet as goodwill as of May 1, 1997. The goodwill is anticipated to be amortized over 20 years in accordance with generally accepted accounting principles, with a resulting expense to the Company from goodwill amortization of $4,058 per month and $12,174 per quarter over such period.

        On June 30, 1997, a credit card processing agreement (the "Clark Agreement") expired between the Company and Clark Refining, Inc., an unaffiliated third party. The Clark Agreement was the source of 26% and 32% of the Company's total revenues during the six months ended June 30, 1997 and the year ended December 31, 1996, respectively.

        As of October 25, 1997, the Company entered into a master agreement (the "Master Agreement") with Best Bank of Colorado ("Best Bank") for processing and services for the Company's customers with which Best Bank has entered into contractual agreements. Best Bank is unaffiliated with the Company or its affiliates. The credit card portfolios represented by the Master Agreement principally relate to certain portfolios controlled and directed by Messrs. Baetz and Gallant, through their business relationships with Best Bank, which is not an affiliate of Messrs. Baetz and Gallant. The Master Agreement was the source of 79% of the Company's gross revenues during the three months ended March 31, 1998.

        For purposes of the following discussion and analysis, the results of operations for the three (3) month periods ended March 31, 1998 and March 31, 1997, presented herein, reflect the consolidated results of operations of the parent holding company and FICI for the three (3) month period ended March 31, 1998 and the results of operations of FICI for the three (3) month period ended March 31, 1997. This method of presentation was set forth herein to permit useful comparison between the aggregated three month periods ended March 31, 1998 and March 31, 1997 with respect to FICI, the Company's sole operating subsidiary. Comparisons between the consolidated operations of the parent holding company and FICI for the three month period ended March 31, 1998 and the operations of the parent holding company during the three months ended March 31, 1997 are not meaningful because the parent holding company had insignificant operations during such earlier periods.

        RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997. Total operating revenues for the three (3) months ended March 31, 1998 increased approximately 142% to $2,495,378 from $1,031,797 for the three (3) months ended March 31, 1997. Total operating revenues principally include: (i) credit card processing revenues, and (ii) banking and financial services revenues.

        Credit card processing revenues during the three (3) months ended March 31, 1998 increased to $1,964,717 from $490,636 during the three (3) months ended March 31, 1997. This increase primarily relates to the revenues associated with the Master Agreement. The Master Agreement with Best Bank represented 92% of the credit card revenues for the three (3) months ended March 31, 1998. There were no revenues associated with the Master Agreement in the three (3) months ended March 31, 1997 because it was not put in place until October, 1997. Credit card processing revenues during the three (3) months ended March 31, 1997 primarily related to the Clark Agreement, which expired on June 30, 1997.

        Banking and financial services revenues during the three (3) months ended March 31, 1998 decreased to $228,196 from $237,717. This source of revenues generally remained constant during the comparative periods because the Company maintained its customer base and did not make significant marketing efforts to develop this business segment. The Company intends to expand this line of business by targeting banks and financial institutions based on the increased capacity of the Company's equipment and hardware in connection with the upgraded lease with IBM and the installation of the Kirchman Dimension 3000 banking software.

        Revenues from Pride Refining, Inc. ("Pride") decreased to $95,000 for the three (3) months ended March 31, 1998 from $201,000 for the three (3) months ended March 31, 1997. This revenue decrease was due to a decision of the management of Pride to take its computer processing activities in-house. This removal of processing from the Company to Pride is being converted in stages and should be completed by the summer of 1999. Due to the expected increase in revenues from the Company's credit card operations and bank processing, the loss of the Pride revenue is not anticipated to have a material adverse effect on total revenue for fiscal year 1998. However, no assurance to this effect can be given.

        Total operating expenses during the three (3) months ended March 31, 1998 increased 83% to 1,851,541 from $1,011,111 during the three (3) months ended March 31, 1997. Total operating expenses principally include: (i) cost of salaries and employee benefits, (ii) equipment expenses, (iii) cost of office supplies and services, (iv) rental and facilities maintenance expenses, and (v) depreciation and amortization expenses, as follows:

        Cost of salaries and employee benefits during the three (3) months ended March 31, 1998 increased to $671,283 from $435,640 during the three (3) months ended March 31, 1997. This increase primarily resulted from an increase of approximately 20 full time employees at March 31, 1998 from March 31, 1997 to enable the Company to accommodate increased demand for credit card processing services relating to the Master Agreement.

        Equipment lease and maintenance expenses during the three (3) months ended March 31, 1998 increased to $509,951 from $331,904 during the three (3) months ended March 31, 1997. This increase primarily related to the negotiation of an equipment lease with IBM to upgrade the Company's computer hardware and the lease of Data Card 9000 credit card production equipment during the last quarter of the year ended December 31, 1997.

        Cost of office supplies and services, including professional and outside services, during the three (3) months ended March 31, 1998 increased to $456,903 from $167,292 during the three (3) months ended March 31, 1997. This increase related to the expanded volume of services provided by the Company as a result of the Master Agreement.

        Rental and facilities maintenance expenses during the three (3) months ended March 31, 1998 increased to $115,759 from $36,689 during the three (3) months ended March 31, 1997. This increase related to the negotiation of a new office lease agreement in August, 1997 which increased the Company's office space from 22,000 square feet to 52,000 square feet.

        In addition, depreciation and amortization expenses during the three
(3) months ended March 31, 1998 increased to $44,753 from $21,489 during the three (3) months ended March 31, 1997. The increase related to the revaluation of the Company's assets to fair market value on May 1, 1997 in connection with the completion of the transactions relating to the Stock Purchase Agreement and equipment purchases related to volume increases as a result of the Master Agreement.

        Other revenues and expenses resulted in total other expenses of $37,062 during the three (3) months ended March 31, 1998, as compared to total other expenses of $3,169 during the three (3) months ended March 31, 1997. This increase in expenses between the respective periods resulted from increased interest expense of $45,938 in the first quarter of 1998 relating to a $2,000,000 working line of credit (the "Line of Credit") provided by Century Financial Group, Inc. ("Century"), an affiliate of Messrs. Baetz and Gallant, as compared to $3,169 in the first quarter of 1997 relating to borrowings from People's State Bank. In the first quarter of 1998, $8,876 of interest income was netted against interest expense. There was no interest income earned during the first quarter of 1997.

        As a result of the foregoing, the Company experienced net income of $402,171 during the three (3) months ended March 31, 1998, as compared to net income of $11,561 during the three (3) months ended March 31, 1997. The Company experienced income from operations of $643,837 during the three (3) months ended March 31, 1998, as compared to income from operations of $20,686 during the three (3) months ended March 31, 1997. Management believes this increase in income from operations primarily resulted from increased revenue related to the conversion of the Best Bank credit card portfolio in October, 1997. Due to economies of scale related to the increased number of accounts processed, expenses increased at a much lower percentage than revenues.
Also, the Company's proposed business plan contemplates the growth of revenues in connection with the Company's expansion strategy. There can be no assurance that the Company's expansion strategy will result in continued growth of demand for the Company's services or increased revenues or profitability. See "Liquidity and Capital Resources."

        LIQUIDITY AND CAPITAL RESOURCES. At March 31, 1998, the ratio of current assets to current liabilities as 1.02 to 1 compared to 0.82 to 1 at December 31, 1997.

        The Company has historically financed its operations through the use of working capital and loans to the Company. The Company's cash flow needs for the quarter ended March 31, 1998 were primarily provided from operations and from the Line of Credit provided through Century. At March 31, 1998, all trade payables and receivables were current. At March 31, 1998, a $20,000 unallocated reserve for bad debts was carried by the Company. At March 31, 1998, prepaid expenses and inventories were $463,543 and are anticipated to be expensed as used in the future. The net property and equipment was $580,546 at March 31, 1998. Major capital additions during the three (3) months ended March 31, 1998 were credit card equipment of $32,000 and personal computer system and network upgrades of $21,000. Management believes that, as of March 31, 1998, and for the foreseeable future, the Company will be able to finance costs of current levels of operations from revenues and the Line of Credit.

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

        As of October 31, 1997, the Company had drawn down the principal amount of $1,400,000 on the Line of Credit. The Line of Credit constituted a principal source of cash flow during the period between the expiration of the Clark Agreement and the commencement of the Master Agreement. As of March 31, 1998, the principal outstanding obligation to Century on the Line of Credit had been reduced to $900,000 from cash flow generated from the Company's operations.

        Cash and cash equivalents were $312,828 as of March 31, 1998, as compared to a $17,861 as of December 31, 1997. This increase was primarily attributable to the availability of the Line of Credit and positive cash flow during the quarter ended March 31, 1998.

        As of March 31, 1998 and 1997, the Company had no long-term borrowings.

        As of March 31, 1998, the Company had short-term borrowings in the aggregate amount of $900,000, as compared to $1,300,000 at December 31, 1997. The decrease in short-term borrowings was attributable to payments on the Line of Credit in the first quarter of 1998 generated through positive cash flow from operations.

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

        The certificates of deposit are for one-year terms and are automatically renewable for an additional year. The certificates of deposit bear varying rates of interest based on the date of the establishment of the certificates of deposit.

        Net cash provided (used) by operating activities was $937,825 and ($299,625) for the three (3) months ended March 31, 1998 and 1997, respectively. Net cash provided by operations during the three (3) months ended March 31, 1998 primarily consisted of net income from operations and increases in accruals and accounts payable, deferred income taxes and depreciation and amortization, offset by decreases in accruals and accounts receivable and deposits and prepaid expenses. Net cash used by operations during the three (3) months ended March 31, 1997 primarily consisted of net income and depreciation and amortization, offset by decreases in accounts receivable, accruals and accounts payable and deposits and prepaid expenses.

        Net cash (used) by investing activities was ($398,440) and ($48,629) for the three (3) month periods ended March 31, 1998 and 1997, respectively. In the three (3) months ended March 31, 1998, the Company utilized $98,440 to purchase certain fixed assets, including the upgrade of the IBM equipment lease and personal computer and network systems upgrades, and utilized $300,000 to invest in the Certificates of Deposit which are pledged to finance the lease agreements on the Company's main frame computer system. In the three (3) months ended March 31, 1997, the Company utilized $48,629 to purchase certain fixed assets, including office furniture, credit card computer equipment and computer software.

        Net cash provided (used) by financing activities was ($244,418) and $354,023 for the three (3) month periods ended March 31, 1998 and 1997, respectively. In the three (3) months ended March 31, 1998, the Company utilized $400,000 to reduce the principal obligations underlying the Line of Credit, which was offset by an increase of $155,582 in the Company's bank overdraft position. In the three (3) months ended March 31, 1997, the Company obtained $385,580 from a line of credit which was utilized to finance the Company's business operations, which was offset by a decrease of $31,557 in the Company's bank overdraft position.

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

                             PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

        To the knowledge of management, there is no material litigation, pending or threatened, or judgment entered against the Company or any executive officers or directors of the Company in his capacity as such.

ITEM 2. CHANGES IN SECURITIES.

        Not applicable. The Company did not issue any unregistered securities during the quarter ended March 31, 1998.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        The Company's stockholders did not adopt any resolutions at a meeting or by written consent during the quarter ended March 31, 1998.

ITEM 5. OTHER INFORMATION.

        Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        REPORTS ON FORM 8-K

        The Company did not file any Reports on Form 8-K during the quarter ended March 31, 1998.


                         DOCUMENTS INCORPORATED BY REFERENCE

        The Company is currently subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and in accordance therewith files reports, proxy statements and other information with the Commission. Such reports, proxy statements and other information may be inspected and copied at the public reference facilities of the Commission at Judiciary Plaza, 450 Fifth Street, N.W., Washington D.C. 20549; at its New York Regional Office, Suite 1300, 7 World Trade Center, New York, New York, 10048; and at its Chicago Regional Office, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661, and copies of such materials can be obtained from the Public Reference Section of the Commission at its principal office in Washington, D.C., at prescribed rates. In addition, such materials may be accessed electronically at the Commission's site on the World Wide Web, located at http://www.sec.gov.

                                      SIGNATURES

        In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       COLUMBIA CAPITAL CORP.


        Dated: May 14, 1998            By:  /s/ Kenneth A. Klotz
                                          ------------------------------
                                          Kenneth A. Klotz
                                          President


        Dated: May 14, 1998            By:  /s/ Charles La Montagne
                                          ------------------------------
                                          Charles La Montagne
                                          Chief Financial Officer