Form 10KSB/A
period 1997-12-31
COLUMBIA CAPITAL CORP/TX/
filed 1998-06-05
CIK 1051985

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

                               AMENDMENT NO. 2 TO

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

 2701 West Oakland Park Boulevard, Second Floor, Fort Lauderdale, Florida 33311
          (Address of principal executive offices, including zip code)

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

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes_____ No __X__

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the fiscal year ended December 31, 1997 were $4,540,271.

The number of shares outstanding of the issuer's common stock as of December 31, 1997, was 12,500,000 shares. The aggregate market value of the common stock (1,247,000 shares) held by non-affiliates, based on the average of the bid and asked prices ($1.44) of the common stock as of December 31, 1997 was $1,795,680.

Transactional Small Business Disclosure Format (Check one): Yes_____  No ___X___

         This Annual Report on Form 10-KSB (the "Report") may be deemed to contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Forward-looking statements in this Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission (the "Commission"), reports to the Company's stockholders and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. These risks include, but are not limited to, the risks set forth herein, each of which could adversely affect the Company's business and the accuracy of the forward-looking statements contained herein. The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of the Annual Report on Form 10-KSB for the fiscal year ended December 30, 1997, as set forth in the pages attached hereto:

Item 1. Description of Business

General

         The following should be read in conjunction with the Consolidated Financial Statements of Columbia Capital Corp., a Delaware corporation and the related notes thereto, contained elsewhere in this Report on Amendment No. 2 to Form 10-KSB/A. This Report contains forward-looking statements which involve risks and uncertainties. Actual results may differ significantly from the results discussed in the forward-looking statements.

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

         On September 23, 1997, Columbia acquired all of FICI Common Stock (the "Acquisition") from Messrs. Baetz and Gallant. Pursuant to the terms of the agreement of acquisition of the FICI Common Stock (the "Stock Purchase Agreement") Messrs. Gallant and Baetz received 10,631,250 shares of Common Stock (after Columbia effectuated a 1 for 2 reverse stock split of its common stock) in exchange for the FICI Common Stock, which represented approximately 85% of Columbia's then issued and outstanding Common Stock. In connection with the purchase of the FICI common stock by the Company, the Company also issued 618,750 shares of Common Stock were issued by the Company to Baytree Associates, Inc. ("Baytree"), which is not an affiliate of Messrs. Baetz and Gallant as a fee for services rendered to the Company for arranging the transactions which are the subject of the Stock Purchase Agreement. See "Item 12 - Certain Relationships and Related Transactions."

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

         During the year ended December 31, 1997, the Company's agreement with Clark Refining, Inc. ("Clark"), an unaffiliated third party, expired and has not been renewed. For the fiscal years ended December 31, 1996 and 1997 the revenue derived by the Company from Clark was approximately $1,335,914 or 32% and $530,224 or 11%, respectively. Further, SSB has been acquired since the beginning of this fiscal year by a company that has its own data processing operations. Management of the Company anticipates that the Company will retain SSB's credit card and certain other processing business. However, no assurance to this effect can be given, but management anticipates a loss of a portion of the business of SSB, which loss is estimated by management to amount to approximately $500,000 in annual revenue for fiscal year 1998. However, no assurance can be given to this effect. Furthermore, revenues from Pride Refining, Inc. ("Pride"), were $715,500 for the twelve months ended December 31, 1997 as compared to $804,000 for the twelve months ended December 31, 1996. This represented a decrease of 11% during 1997. This revenue decrease was due to a decision of the management of Pride to take their computer processing activities in-house. This removal of processing business from the Company to Pride is being converted in stages and should be completed by the summer of 1999. Due to the expected increase in revenues from the Company's credit card operations and bank processing, the loss of the Pride revenue is not anticipated to have a material adverse effect on total revenue for fiscal year 1998. However, no assurance to this effect can be given. "Item 6 - Management's Discussion and Analysis or Plan of Operations - Results of Operations for Years Ended December 31, 1997 and December 31, 1996."

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

         The Company provides proof and data entry services for all cash and transit items for the customer. Checks, debit advice and credit advices are micr encoded. On a daily basis, all items rejected are researched and re-entered to insure that the customer receives full credit for all monetary items submitted. Upon completion, the debit and credit captured data is electronically transferred to the processing systems. After the capturing process, the Company generates and creates the necessary cash letters for the financial institutions and delivers such letters to the Federal Reserve according to their mandated instructions and delivery times.

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

          Future Issuances of Preferred Stock. The Company's Certificate of Incorporation authorizes the issuance of preferred stock with such designation, rights, preferences and privileges as may be determined from time to time by the Board of Directors, without stockholder approval. In the event of issuance of preferred stock, such issuance could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although the Company has no present intention to issue any shares of its preferred stock, there can be no assurances that the Company will not do so in the future. See "Item 5 Market for Common Equity and Related Shareholder Matters."

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

Item 2.  Description of Properties.

         The Company maintains offices at 2701 West Oakland Park Boulevard, Second Floor, Fort Lauderdale, Florida 33311, where the Company utilizes 2,886 square feet of office space at an annual cost of $45,881, including sales and use taxes. This office space is leased from Century which may be deemed to be an affiliate of Messrs. Baetz and Gallant, who are directors and principal stockholders of the Company, for a period of 12 months or until November 30, 1998. Management of the Company believes that the terms of this lease are at least as good as may be obtained from an unaffiliated third party. See "Item 12
- Certain Relationships and Related Transactions."

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

         The following table sets forth quotations for the bid and asked prices for the Company's Common Stock for the periods indicated below, based upon quotations between dealers, without adjustments for retail mark-ups, mark-downs or commissions, and therefore may not represent actual transactions:


                                        Bid Prices             Asked Prices
                                        ----------             ------------
                                       High      Low          High      Low
                                       ----      ---          ----      ---
Year Ending December 31, 1997
3rd Quarter                            3.50     3.25          5.25     5.00
4th Quarter                           1.375     1.00          1.50     1.25


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

         Overview of Presentation. As of September 23, 1997, the Company entered into the Stock Purchase Agreement with Messrs. Baetz and Gallant, pursuant to which the Company issued an aggregate of 10,631,250 shares of the Company's common stock, par value $0.001 per share (the "Common Stock") in exchange for 100% of the issued and outstanding shares of common stock of FICI. The Company also issued 618,750 shares of Common Stock to a third party, which is not an affiliate of Messrs. Baetz and Gallant, for services rendered to the Company for arranging the transactions which are the subject of Stock Purchase Agreement. In connection with the closing of the Stock Purchase Agreement, FICI became the sole operating subsidiary of the Company.

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

         FICI's assets and liabilities have been restated at their estimated fair market value as of May 1, 1997 on the balance sheet of FICI, which forms a part of the Company's consolidated financial statements for the years ended December 31, 1997 and 1996, included elsewhere herein at May 1, 1997, utilizing "pushdown accounting." Total assets were $2,174,670 based on their fair market value as of May 1, 1997. The difference between the fair market value of such assets and the $1,600,000 purchase price paid by Messrs. Baetz and Gallant for the FICI Common Stock, or $973,924, was recorded on the Company's consolidated balance sheet as goodwill as of May 1, 1997. The goodwill is anticipated to be amortized over 20 years in accordance with generally accepted accounting principles, with a resulting expense to the Company from goodwill amortization of $4,058 per month and $48,696 per year over such period.

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

         Net cash provided (used) by operating activities was ($557,265) and $76,848 for the years ended December 31, 1997 and 1996, respectively. Net cash
(used) by operating activities during the year ended December 31, 1997 primarily consisted of net losses, decreases in accruals and accounts payable and increases in deferred income taxes, tax assets and deposits and prepaid expenses, offset by depreciation and amortization and decreases in accounts receivable. Net cash provided by operating activities during the year ended December 31, 1996 primarily consisted of net income and depreciation and amortization, offset by decreases in accounts receivable, accruals and accounts payable and deposits and prepaid expenses.

         Net cash (used) by investing activities was ($537,351) and ($239,335) for the years ended December 31, 1997 and 1996, respectively. In the year ended December 31, 1997, the Company utilized $368,077 to purchase certain fixed assets, including office furniture, credit card computer equipment and computer software, and $203,578 to invest in the Certificates of Deposit which are pledged to finance the lease agreements on the Company's main frame computer system. Further, the Company's acquisition of $34,304 of cash in connection with the transactions related to the Stock Purchase Agreement in September, 1997 and the acquisition of FICI by the Principal Stockholders in May, 1997. In the year ended December 31, 1996, the Company utilized $239,335 to purchase certain fixed assets, including the upgrade of existing computer hardware and software and the purchase of additional computer hardware and software.

         Net cash provided by financing activities was $1,137,023 and $119,238 for the years ended December 31, 1997 and 1996, respectively. In the year ended December 31, 1997, the Company utilized $1,168,500 obtained from lines of credit (net of payments), including $963,000 from the Line of Credit, to finance the Company's business operations, which was offset by a decrease of $31,557 in the Company's bank overdraft position. In the year ended December 31, 1996, the Company utilized $87,681 obtained from a line of credit (net of payments) to finance the Company's business operations, and the Company increased its bank overdraft position by $31,557.

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

Item 7.  Financial Statements.

         Consolidated balance sheets of Columbia Capital Corp. and subsidiary as of December 31, 1997 and 1996, and the consolidated statements of operations, stockholders' equity and cash flows for the years then ended.

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

     Name                   Position                                 Age

Glenn M. Gallant            Secretary, Chairman of the Board of       43
                            Directors and Director

Douglas R. Baetz            Director                                  47

Kenneth A. Klotz            President and Director                    52

Charles LaMontagne          Chief Financial Officer and               44
                            Director

Olan Beard                  Vice President and Director               43

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

         Summary Compensation Table. The following table sets forth certain information concerning compensation of certain of the Company's executive officers (the "Named Executives"), including the Company's Chief Executive Officer and all executive officers whose total annual salary and bonus exceeded $100,000, for the years ended December, 1997 and 1996:

                                                                     Long Term Compensation
                                                                     ----------------------
                                      Annual  Compensation             Awards               Payouts
                                      --------------------            -------               -------
(a)                       (b)       (c)        (d)        (e)         (f)        (g)         (h)        (i)
                                                       Other                LTIP     All other      Compen-
Name and Principal       Year    Salary               Compen-  Restricted   Options/  Payouts ($) sation ($)
                         ----    ------                                               ----------- ----------
Position                          ($)    Bonus ($)    sation   Awards ($)   SARs (#)
--------                         ------  ---------    ------   ----------   --------

Kenneth A. Klotz (1)     1997    86,000        -0-        -0-       2,400        -          -          -

                         1996    86,000        -0-        -0-       2,400        -          -          -

Lynn Dixon  (2)          1997       -0-        -0-        -0-         -0-        -          -          -

                         1996       -0-        -0-        -0-         -0-        -          -          -



(1) Mr. Klotz was appointed as the Company's Chief Executive Officer on September 23, 1997. Mr. Klotz's combined annualized base compensation during the fiscal year ended December 31, 1997 was $86,000. Mr. Klotz does not have a written employment agreement with the Company or FICI.

(footnotes continued on next page)

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

Name and Address of Beneficial Owner          Number of Shares          Percent
Glenn M. Gallant
3020 N.W. 33rd Avenue
Fort Lauderdale, Florida 33311                      5,315,625            42.53

Douglas R. Baetz
3030 N.W. 33rd Avenue
Fort Lauderdale, Florida 33311                      5,315,625            42.53

Kenneth A. Klotz
1157 North 5th
Abilene, Texas 79601                                    2,000              (2)

Charles LaMontagne
1157 North 5th
Abilene, Texas 79601                                    1,000              (2)

Olan Beard
1157 North 5th
Abilene, Texas 79601                                    2,000              (2)

All Directors and Officers as a Group
(5 persons)                                        10,634,250            85.07
--------------------

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

         On July 11, 1997, Messrs. Baetz and Gallant purchased FiScrip, which produces the software and firmware that drives ATMs and a wide-array of credit card and debit card point-of-sale swipe machines. FiScrip has entered into and agreement with the Company to provide services in connection with a certain agreement that FiScrip has, with an unaffiliated third party. The transaction fee is in addition to the merchant application and statement fees. EBT transactions will produce $0.06 to $0.09 per transaction, paid by the federal government, of which the Company will be paid a per transaction fee of $0.02 and a fee of $3.50 per monthly statement generated by the Company. This is in addition to certain other access fees that the customer and merchant are charged.

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

         Additional compensation, consisting of options to purchase up to 400,000 shares of Common Stock, have also been issued to Mr. Markow, which are the subject of a currently effective registration statement, on the following terms and conditions: (i) options to purchase up to 100,000 shares of Common Stock at an exercise price of $1.70 per share, exercisable from April 1, 1998 until August 31, 1998; (ii) options to purchase up to 100,000 shares of Common Stock at an exercise price of $1.70 per share, exercisable from April 1, 1998 until October 31, 1998; (iii) options to purchase up to 100,000 shares of Common Stock at a per share exercise price equal to 85% of the closing bid market value of the Common Stock on the date of exercise of such options, exercisable from April 1, 1998 until March 31, 1999; and (iv) options to purchase up to 100,000 shares of Common Stock at a per share exercise price equal to 85% of the closing bid market value of the Common Stock on the date of exercise of such options, exercisable from April 1, 1998 until March 31, 2000.

         On March 20, 1998, the Company entered into an additional consulting agreement with Worldwide which provides compensation relating to prospective financing related transactions, in the form of restricted securities, on a transaction by transaction basis.

                                     PART IV

Item 13. Exhibits and Reports on Form 8-K.

A.       Financial Statements

         Consolidated balance sheet of Columbia Capital Corp. and subsidiary as of December 31, 1997, and the related statements of operations, stockholders' equity (deficiency) and cash flows for the years ended December 31, 1997 and 1996 and the balance sheet of First Independent Computer, Inc., as of April 30, 1997 on December 31, 1996, and the related statements of operations, stockholders' equity (deficiency) and cash flows.

B.       Reports on Form 8-K

         None

C.       Other Exhibits

         16.1*    Letter re Change in Certifying Accountant of David T.Thompson,
                  P.C. dated December 4, 1997
         23.1     Consent of David T. Thompson, P.C., dated May 29, 1998
         23.2     Consent Davis Kinard & Co., P.C. dated May 29, 1998
         27*      Financial Data Schedule

----------------------

 *       Previously filed

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    COLUMBIA CAPITAL  CORP.



         Dated: May 29, 1998                        By: /s/ Kenneth A. Klotz
                                                        --------------------
                                                        Kenneth A. Klotz
                                                        President


                                                    By: /s/  Charles La Montagne
                                                        ------------------------
                                                        Charles La Montagne
                                                        Chief Financial Officer


         Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

                                                    COLUMBIA CAPITAL CORP.


         Dated: May 29, 1998                        By: /s/ Kenneth A. Klotz
                                                        --------------------
                                                        Kenneth A. Klotz
                                                        President and Director


         Dated: May 29, 1998                        By: /s/ Douglas R. Baetz
                                                        --------------------
                                                        Douglas R. Baetz
                                                        Director


         Dated: May 29, 1998                        By:  /s/ Glenn M.Gallant
                                                         -------------------
                                                        Glenn M. Gallant
                                                        Secretary and Chairman
                                                        of the Boardof Directors


         Dated: May 29, 1998                        By: /s/ Charles La Montagne
                                                        -----------------------
                                                        Charles La Montagne
                                                        Chief Financial Officer
                                                        and Director


         Dated: May 29, 1998                        By: /s/ Olan Beard
                                                        --------------
                                                        Olan Beard
                                                        Vice President and
                                                        Director

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







                                          DAVIS, KINARD & CO., P.C.

Abilene, Texas
January 21, 1998
(except for Note 13, as to
which the date is March 20, 1998)

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



                                          DAVID T. THOMSON, P.C.



Salt Lake City, Utah
November 18, 1996

                             COLUMBIA CAPITAL CORP.
                           Consolidated Balance Sheet
                                December 31, 1997



                  Assets
Current assets
    Cash and cash equivalents                                 $      17,861
    Interest bearing deposits with banks                            303,578
    Accounts receivable, net                                        522,538
    Prepaid expenses and other assets                               349,160
    Deferred tax asset                                              122,209
                                                                -----------
           Total current assets                                   1,315,346

Premises and equipment                                              562,598
    Less accumulated depreciation                                    47,914
           Net property and equipment                               514,684

Other assets
    Deferred tax asset                                               52,033
    Goodwill, net of accumulated amortization of $32,466            941,458
                                                                -----------
           Total other assets                                       993,491

                Total assets                                    $ 2,823,521
                                                                ===========



    Liabilities and Shareholders' Equity

Liabilities
    Accrued expenses and other liabilities                      $   311,530
    Notes payable - related party                                 1,300,000
                                                                 ----------
           Total current liabilities                              1,611,530

Shareholders' equity
    Common stock, $.001 par value; 50,000,000 shares
      authorized; 12,500,000 issued and outstanding                  12,500
    Additional paid-in capital                                    1,681,230
    Accumulated deficit                                            (481,739)
                                                                 ----------
           Total shareholders' equity                             1,211,991

                Total liabilities and shareholders' equity      $ 2,823,521
                                                                 ==========




The accompanying notes are an integral part of these consolidated financial statements.

                             COLUMBIA CAPITAL CORP.
                         Consolidated Income Statements
                 For the Years Ended December 31, 1997 and 1996


                                                                                    1997                1996
                                                                                 ----------          ----------
Operating revenue
    Pride                                                                      $    451,600         $
    Credit card                                                                   1,856,062
    Banking613,049
    Mail operations                                                                 172,637
    Courier      66,730
           Total operating revenue                                                3,160,078               -

Operating Expenses
    Salaries and employee benefits                                                1,448,629
    Auto maintenance                                                                 18,187
    Travel and entertainment                                                         95,998
    Equipment lease                                                                 709,530
    Equipment maintenance                                                           276,348
    Facilities rent                                                                 217,867
    Facilities maintenance                                                           21,072
    Depreciation                                                                     43,404
    Amortization of goodwill                                                         32,655
    Amortization of organizational costs                                              -                     379
    Insurance                                                                        26,939
    Computer and office supplies                                                    167,912
    Postage and delivery fees                                                        25,627
    Telephone                                                                       125,313
    Professional and outside services                                               126,339               1,438
    Taxes                                                                            25,197                 176
    Other operating expenses                                                        106,780               1,365
                                                                                 ----------          ----------
           Total operating expenses                                               3,467,797               3,358
                                                                                 ----------          ----------

Loss from operations                                                               (307,719)             (3,358)

Other revenue (expenses)
    Other revenue                                                                    18,000
    Interest                                                                        (57,019)
    Costs related to acquisition                                                   (186,921)
    Net loss related to discontinued operations                                      (1,432)             (3,124)
                                                                                 ----------          ----------
           Total other revenue (expenses)                                          (227,372)             (3,124)
                                                                                 ----------          ----------

Loss before federal income tax                                                     (535,091)             (6,482)
    Deferred income tax benefit                                                    (110,723)               -
                                                                                 ----------          ----------

Net loss                                                                       $   (424,368)        $    (6,482)
                                                                                 ==========          ==========

Loss per share from operations                                                 $      (0.02)        $     (0.00)
                                                                                 ==========          ==========

Net loss per share                                                             $      (0.03)        $     (0.00)
                                                                                 ==========          ==========





The accompanying notes are an integral part of these consolidated financial statements.


                             COLUMBIA CAPITAL CORP.
           Consolidated Statements of Changes in Shareholders' Equity
                 For the Years Ended December 31, 1997 and 1996



                                                                        Additional
                                                   Common Stock          Paid-In      Accumulated
                                               Shares        Amount      Capital        Deficit         Total
                                            -----------    ---------   -----------     ---------     ----------
BALANCES - December 31, 1995                  2,500,000   $    2,500   $    66,230    $  (50,889)   $    17,841

   Net loss                                        -            -             -           (6,482)        (6,482)
                                            -----------    ---------   -----------     ---------     ----------

BALANCES - December 31, 1996                  2,500,000        2,500        66,230       (57,371)        11,359
                                            -----------    ---------   -----------     ---------     ----------

   Effect of reverse stock split             (1,250,000)      (1,250)        1,250          -              -
   Equity acquired in stock exchange         11,250,000       11,250     1,588,750          -         1,600,000
   Stock issued in exchange for services           -            -           25,000          -            25,000
   Net loss                                        -            -             -         (424,368)      (424,368)
                                            -----------    ---------   -----------     ---------     ----------

BALANCES - December 31, 1997                 12,500,000   $   12,500   $ 1,681,230    $ (481,739)   $ 1,211,991
                                            ===========    =========    ==========     =========     ==========





The accompanying notes are an integral part of these consolidated financial statements.



                             COLUMBIA CAPITAL CORP.
                      Consolidated Statements of Cash Flows
                 For the Years Ended December 31, 1997 and 1996



                                                                                         1997             1996
                                                                                     ------------     ------------
Cash flows from operating activities
      Net loss                                                                      $    (424,368)   $      (6,482)
      Adjustments to reconcile net income to
         net cash provided by operations
              Depreciation and amortization                                                76,059              379
              Deferred income taxes                                                      (110,723)
              Decrease in accounts receivable                                              54,010
              Increase in deposits and prepaid expenses                                  (181,901)
              Increase in accruals and accounts payable                                    62,685
              Other expenses                                                                 -                 551
                                                                                     ------------     ------------
                      Total adjustments                                                   (99,870)             930
                                                                                     ------------     ------------
Net cash used in operating activities                                                    (524,238)          (5,552)

Cash flows from investing activities
      Purchase of fixed assets                                                           (263,963)
      Cash acquired in acquisition                                                         34,304
      Investment in interest bearing deposit                                             (201,000)
                                                                                     ------------     ------------
Net cash used in investing activities                                                    (430,659)          -

Cash flows from financing activities
      Proceeds from line of credit, net of payments                                       963,000
                                                                                     ------------     ------------
Net cash provided by financing activities                                                 963,000            -
                                                                                     ------------     ------------

Net increase in cash and cash equivalents                                                   8,103           (5,552)
Cash and cash equivalents at beginning of period                                            9,758           15,310
                                                                                     ------------     ------------

Cash and cash equivalents at December 31, 1997 and 1996                             $      17,861    $       9,758
                                                                                     ============     ============

Supplemental disclosure of cash flow information:
      Interest paid                                                                 $      57,019

Non cash investing and financing transactions:
      Equity increase resulting from acquisition
         Assets acquired                                                            $   2,201,382
         Liabilities assumed                                                              601,382
                                                                                      -----------
         Net assets                                                                 $   1,600,000
                                                                                      ===========

      Stock issued in exchange for services                                         $      25,000




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

           Former Subsidiaries Assets and Liabilities:
                                                              February 28,
                                                                  1997
                                                            --------------
                      Assets

                Cash                                      $          1,109
                Organization costs, net                                252

                      Total Assets                        $          1,361
                                                            ==============

NOTE 3: Disposition of Former Subsidiaries Central Capital Corp. and Hudson Resources, Inc. - cont.

                                                              February 28,
                                                                  1997
                                                            --------------
            Liabilities and Shareholders' Equity

             Common stock                                 $          5,000
             Contributed capital                                    23,609
             Retained earnings                                     (27,248)
                                                            --------------

            Total Liabilities and Stockholder's Equity    $          1,361
                                                            ==============

           Subsidiaries Operations:

             Legal and professional expense               $          1,400
             Amortization expense                                       32
                                                            --------------

            Net loss related to discontinued operations   $         (1,432)
                                                            ==============


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

           Effective as of September 23, 1997, Columbia Capital Corp. (the "Company") acquired all of the common stock (the "FICI Common Stock") of the Company's operating subsidiary, First Independent Computers, Inc. ("FICI") from Messrs. Douglas R. Baetz and Glenn M. Gallant. Pursuant to the terms of the agreement of acquisition of the FICI Common Stock, dated August 29, 1997 (the "Stock Purchase Agreement"), Messrs. Gallant and Baetz received 10,631,250 shares of Common Stock (after the Company effectuated a 1 for 2 reverse stock split of its Common Stock) in exchange for the FICI Common Stock, which represented approximately 85% of the Company's then issued and outstanding Common Stock. In connection with the closing of the Stock Purchase Agreement, the Company issued 618,750 shares of Common Stock to Baytree Associates, Inc., a third party which is not an affiliate of Messrs. Baetz and Gallant, as a fee for services rendered to the Company for arranging the transactions which are the subject of the Stock Purchase Agreement.

           The accompanying financial statements have been presented, for accounting purposes, as a recapitalization of FICI, with FICI as the acquiror of the Company. Further, in connection the transactions relating to the Stock Purchase Agreement and the acquisition of the FICI Common Stock by Messrs. Baetz and Gallant, such persons obtained a controlling interest in FICI and, thereafter, the Company. Therefore, for accounting purposes, these transactions are deemed to be transactions between entities under common control. Accordingly, the business combination between the Company and FICI was accounted for in a manner similar to a pooling of interests, whereby the accounts of the entities involved were not revalued, rather they were combined at their historical basis. The Company's consolidated financial statements were restated to include the results of operations of FICI from May 1, 1997, the acquisition date of FICI by Messrs. Baetz and Gallant. There were no adjustments to net assets of the combining companies necessary for either to adopt the same accounting practices.

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


NOTE 6:    Financial Instruments

           The estimated fair values of the Company's financial instruments at December 31, 1997 were as follows:

                                                                                    Carrying          Fair
                                                                                     Amount           Value
                                                                                   -----------     -----------
           Financial assets:
                Cash and interest bearing deposits with banks                     $    321,439    $    321,439
                Accounts receivable                                                    522,538         522,538
           Financial liabilities:
                Notes payable                                                      $ 1,300,000     $ 1,300,000



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


NOTE 7:    Income Taxes

           The Company files a consolidated federal income tax return; however, federal income taxes are allocated between the Company and Subsidiary based on statutory rates. The consolidated income tax benefit, as a percentage of pretax earnings, differs from the statutory federal income tax rate at December 31, as follows:


                                                                                    1997           1996
                                                                                 ----------     ----------
           Statutory federal income tax rate                                         34.00%        34.00%
           Reduction in tax rate resulting
                from non-deductible expenses                                        (13.31)          -
           Valuation allowance                                                         -          (34.00)
                                                                                 ----------     ----------

           Effective income tax rate                                                 20.69%          -
                                                                                 ==========     ==========


           The tax effects of temporary differences that gave rise to deferred tax assets as of December 31, 1997:


           Net operating loss carryforwards                                                      $    122,209
           Depreciation and amortization                                                               52,033
                                                                                                  -----------
                Total deferred tax assets                                                        $    174,242
                                                                                                  ===========

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


NOTE 10:   Market Risk and Concentrations

           On June 30, 1997 the Subsidiary had a significant credit card portfolio processing contract expire. This contract was not renewed. The contract represented approximately one hundred thousand dollars ($100,000) or thirty percent (30%) of the Subsidiary's monthly operating revenue, and its loss substantially affected the Subsidiary's profitability. As a result, substantial operating losses were recognized in the months July through October. For the year ending December 31, 1997, revenue from Security State Bank (25%), Best Bank (43%) and Pride (14%) accounted for approximately 82% of the Company's total revenues. No other customers accounted for 10% or more of the Company's total revenues.

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

      Condensed Balance Sheet:

                                    Assets

Current assets
   Cash and cash equivalents ...............................          $    1,689
   Prepaid expenses and other assets .......................              15,024
   Deferred tax asset ......................................              13,284
                                                                      ----------
     Total current assets ..................................              29,997

   Investment in subsidiary ................................           1,379,969

           Total assets ....................................          $1,409,966
                                                                      ==========

NOTE 12:      Condensed Financial Information - Parent Company - continued

     Condensed Balance Sheet:

                  Liabilities and Shareholders' Equity

      Liabilities
         Accrued expenses and other liabilities ................    $     5,000
         Due to subsidiary .....................................        192,975
                                                                    -----------

           Total current liabilities ...........................        197,975

      Shareholders' equity
         Common stock, $.001 par value; 5,000,000 shares
           authorized; 12,500,000 issued and outstanding .......         12,500
         Capital surplus .......................................      1,681,230
         Accumulated deficit ...................................       (481,739)

           Total shareholders' equity ..........................      1,211,991

                 Total liabilities and shareholders' equity ....    $ 1,409,966
                                                                    ===========


Condensed Income Statement:

      Revenues
         Undistributed losses of subsidiary ....................    $  (220,031)
                                                                    -----------
           Total revenues ......................................       (220,031)

      Expenses
         Stockholder costs and fees ............................            581
         Professional and outside services .....................         27,851
         Amortization expense ..................................            189
         Costs related to acquisition ..........................        186,921
         Other operating .......................................            647
           Total expenses ......................................        216,189

         Net loss related to discontinued operations ...........         (1,432)
                                                                    -----------

      Loss before federal income tax ...........................       (437,652)
         Income tax benefit ....................................        (13,284)

      Net loss .................................................    $  (424,368)
                                                                    ===========

NOTE 12:      Condensed Financial Information - Parent Company -continued

     Condensed Statement of Cash Flows:

Cash flows from operating activities
   Net loss ....................................................      $(424,368)
   Adjustments to reconcile net loss to
     net cash provided by operations
           Undistributed earnings in subsidiary ................        220,031
           Depreciation and amortization .......................            189
           Deferred income taxes ...............................        (13,284)
           Increase in deposits and prepaid expenses ...........        (13,436)
           Decrease in accruals and accounts payable ...........        222,799
                                                                      ---------
                Total adjustments ..............................        416,299
Net cash used by operating activities ..........................         (8,069)

Net decrease in cash and cash equivalents ......................         (8,069)

Cash and cash equivalents at beginning of year .................          9,758
                                                                      ---------

Cash and cash equivalents at December 31, 1997 .................      $   1,689
                                                                      =========


NOTE 13:      Subsequent Event

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

NOTE 13:          Subsequent Event - continued

           Additional compensation, consisting of options to purchase up to 400,000 shares of Common Stock, have also been issued to Mr. Markow, which are the subject of a currently effective registration statement, on the following terms and conditions: (i) options to purchase up to 100,000 shares of Common Stock at an exercise price of $1.70 per share, exercisable from April 1, 1998 until August 31, 1998; (ii) options to purchase up to 100,000 shares of Common Stock at an exercise price of $1.70 per share, exercisable from April 1, 1998 until October 31, 1998; (iii) options to purchase up to 100,000 shares of Common Stock at a per share exercise price equal to 85% of the closing bid market value of the Common Stock on the date of exercise of such options, exercisable from April 1, 1998 until March 31, 1999; and (iv) options to purchase up to 100,000 shares of Common Stock at a per share exercise price equal to 85% of the closing bid market value of the Common Stock on the date of exercise of such options, exercisable from April 1, 1998 until March 31, 2000.

           On March 20, 1998, the Company entered into an additional consulting agreement with Worldwide which provides compensation relating to prospective financing related transactions, in the form of restricted securities, on a transaction by transaction basis.

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


                        FIRST INDEPENDENT COMPUTERS, INC.
                                Income Statements
                      Four Months Ended April 30, 1997 and
                          Year Ended December 31, 1996


                                                                            April 30,             December 31,
                                                                              1997                  1996
                                                                         --------------          ------------
Operating revenue
      Pride                                                             $       263,900         $     804,000
      Credit card                                                               639,700             1,955,911
      Banking                                                                   316,115               927,747
      Mail operations                                                            96,670               292,074
      Courier                                                                    31,900                86,050
                                                                         --------------          ------------
           Total operating revenue                                            1,348,285             4,065,782

Operating Expenses
      Salaries and employee benefits                                            578,820             1,644,534
      Auto maintenance                                                            8,060                25,171
      Equipment lease                                                           288,683               855,156
      Equipment maintenance                                                     148,209               473,066
      Facilities rent                                                            48,400               138,200
      Facilities maintenance                                                        904                 1,243
      Depreciation                                                              161,645               108,905
      Amortization of non-compete agreement                                        -                    2,542
      Travel and entertainment                                                   22,589                46,580
      Insurance                                                                  12,209                37,550
      Computer and office supplies                                               92,971               279,157
      Postage and delivery fees                                                  20,687                28,473
      Telephone                                                                  45,240               143,986
      Professional and outside services                                          30,422                79,866
      Taxes                                                                      12,515                30,683
      Other operating expenses                                                   10,867                25,902
                                                                         --------------          ------------
           Total operating expenses                                           1,482,221             3,921,014
                                                                         --------------          ------------

Loss from operations                                                           (133,936)              144,768

Other revenue (expenses)
      Other revenue                                                              13,908                62,804
      Interest                                                                   (6,263)              (15,684)
      Nonrecurring                                                                 -                   23,971
                                                                         --------------          ------------
           Total other revenue (expenses)                                         7,645                71,091
                                                                         --------------          ------------

Income (loss) before federal income tax                                        (126,291)              215,859
      Income tax expense (benefit)                                              (42,939)               64,060
                                                                         --------------          ------------

Net income (loss)                                                       $       (83,352)        $     151,799
                                                                         ==============          ============

Net income (loss) per share from operations                             $       (133.94)        $      144.77
                                                                         ==============          ============

Net income (loss) per share                                             $        (83.35)        $      151.80
                                                                         ==============          ============



The accompanying notes are an integral part of these consolidated statements.


                        FIRST INDEPENDENT COMPUTERS, INC.
                  Statements of Changes in Shareholders' Equity
                      Four Months Ended April 30, 1997 and
                          Year Ended December 31, 1996



                                                                    Additional
                                                       Common         Paid-In        Retained
                                                       Stock          Capital        Earnings           Total
                                                   -------------   -------------   -------------    -------------
      BALANCES - December 31, 1995                 $       1,000   $     497,500  $       97,360   $      595,860

           Net income                                       -               -            151,799          151,799
                                                   -------------   -------------   -------------    -------------

      BALANCES - December 31, 1996                         1,000         497,500         249,159          747,659

           Net loss                                         -               -            (83,352)         (83,352)
                                                   -------------   -------------   -------------    -------------

      BALANCES - April 30, 1997                   $        1,000  $      497,500  $      165,807   $      664,307
                                                   =============   =============   =============    =============







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

           The shareholders of First Independent Computers, Inc. entered into an agreement with Security Shares, Inc. to exchange First Independent Computers, Inc. shares for common shares of Security Shares, Inc. The exchange was effective with the close of business on May 31,1994. The exchange is for all of the issued and outstanding shares of First Independent Computers, Inc.

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
                                                                      ==========

           No commitments for leased property extend more that five years.

NOTE 3:    Notes Payable

           Notes payable consisted of the following at April 30, 1997, December 31, 1996:

                                                                                              1997         1996
                                                                                           ---------    ----------
           The company purchased software under a capital lease and recorded the liability  as a note  payable  dated  12/13/91 to IBM in the original amount of  $157,783.52  at 16.29%,  principal  and interest due in 60 monthly installments
           starting 2/01/92.                                                              $     -      $     1,420

           A revolving  line of credit dated  5/24/96 to The Peoples State Bank, commitment of $250,000 at 9.25%, due on demand with final maturity at
           5/24/97. The note is secured
           by accounts receivable.                                                            70,000       130,000

           A note payable dated 3/31/97 to The Peoples State Bank
           in the original amount of $267,000 at 8.5%, principal and
           interest due on demand with final maturity at 6/30/97.  The
           note is guaranteed by Security State Bank.                                        267,000          -
                                                                                           ---------    ----------

           Total notes payable                                                            $  337,000   $   131,420
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


NOTE 5:    Income Taxes

           The  tax  effects  of  temporary   differences   that  give  rise  to
           significant portions of the deferred tax assets (liabilities) as of April 30, 1997 and December 31, 1996 are as follows:

                                                             1997      1996
                                                          ---------  ---------

                Depreciation and amortization           $    (9,287)$     (821)
                Net operating loss carryforward              53,047        -
                                                          ---------  ---------

                                                        $    43,760 $     (821)
                                                          =========  =========

           Federal income taxes are based on statutory rates. The income tax benefit/liability, as a percentage of pretax earnings, differs from the statutory federal income tax rate at April 30 and December 31, as follows:

                                                        1997          1996
                                                     ----------    ---------

           Statutory federal income tax rate           34.00%         34.00%
           Reduction in tax rate resulting
                from non-deductible expenses             -         (   4.32)
                                                     ----------    ---------
           Effective income tax rate                   34.00%         29.68%
                                                     ==========    =========


           The Company had available as of April 30, 1997, a net operating loss carryforward for federal income tax purposes of $83,352. The net operating loss carryforward will expire as shown below.

                                       Year                          Amount
                                     -------                     --------------
                                       2012                      $      83,352


          Federal income tax expense at April 30 and December 31 is composed of:

                                                         1997            1996
                                                      -----------     ---------

           Current expense                           $         -     $   65,880
           Deferred benefit                               (42,939)       (1,820)
                                                      -----------     ---------

                Total income tax expense (benefit)   $    (42,939)   $   64 060
                                                      ===========     =========


NOTE 6:    Financial Instruments

           The estimated fair values of the Company's financial instruments were as follows at:

                                                                                         April 30, 1997
                                                                                   ---------------------------
                                                                                    Carrying           Fair
                                                                                     Amount            Value
                                                                                   -----------     -----------
           Financial assets:
                Cash and interest bearing deposits with banks                     $    136,882    $    136,882
                Accounts receivable                                               $    576,548    $    576,548

           Financial liabilities:
                Notes payable                                                     $    337,000    $    337,000



                  The  estimated   fair  values  of  the   Company's   financial
instruments were as follows at:

                                                                                       December 31, 1996
                                                                                   ---------------------------
                                                                                     Carrying         Fair
                                                                                      Amount          Value
                                                                                   -----------     -----------
                  Financial assets:
                Cash and interest bearing deposits with banks                     $    100,000    $    100,000
                Accounts receivable                                               $    715,618    $    715,618

           Financial liabilities:
                Notes payable                                                     $    337,000    $    131,420


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

Columbia Capital Corp.
2701 West Oakland Boulevard
Ft. Lauderdale, Florida 33311


I hereby consent to the inclusion by reference of my audit report on the financial statements of Columbia Capital Corp. as of and for the year ended December 31, 1996 as included in Amendment #2 to Form 10KSB.



                                          DAVID T. THOMSON, P.C.



Salt Lake City, Utah
May 29, 1998

Columbia Capital Corp.
2701 West Oakland Boulevard
Ft. Lauderdale, Florida 33311

We hereby consent to inclusion of our audit report on the financial statements of Columbia Capital Corp. as of and for the year ended December 31, 1997, in Amendment #2 to Form 10KSB.

Further, we hereby consent to inclusion of our audit report on the financial statements of First Independent Computers, Inc. as of and for the four months ended April 30, 1997 and the year ended December 31, 1996, in Amendment #2 to Form 10KSB.





                                          DAVIS, KINARD & CO., P.C.



Abilene, Texas
May 29, 1998