Form 10QSB
period 1998-06-30
COLUMBIA CAPITAL CORP/TX/
filed 1998-07-22
CIK 1051985

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998
                                          OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

                      Commission file number: 001-13749

                             COLUMBIA CAPITAL CORP.
          --------------------------------------------------------
          (Name of small business issuer specified in its charter)

           Delaware                                         11-3210792
   --------------------------------                     ------------------
     (State or other jurisdiction                        (I.R.S. Employer
   of incorporation or organization)                    Identification No.)

  2701 West Oakland Park Boulevard, 2nd Floor, Fort Lauderdale, Florida  33311
  ----------------------------------------------------------------------------
           (Address of principal executive offices, including zip code)

                                     954-453-3170
                   ------------------------------------------------
                   (Issuer's telephone number, including area code)


            Securities registered under Section 12(b) of the Exchange Act:

                                                        Name of each exchange
          Title of each class                           on which registered
          -------------------                           ----------------------
                 None                                           None

            Securities registered under Section 12(g) of the Exchange Act:

                       Common Stock, $0.001 par value per share
            ---------------------------------------------------------------
                                   (Title of Class)

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been
subject to such filing requirements for the past 90 days.  Yes   X    No
                                                               -----     -----

The number of shares outstanding of the issuer's Common Stock as of July 21, 1998 was 12,725,000 shares.

Transactional Small Business Disclosure Format (Check one): Yes       No   X
                                                                -----    -----

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

                            PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                            COLUMBIA CAPITAL CORP.
                          CONSOLIDATED BALANCE SHEETS
                SIX MONTHS ENDED JUNE 30, 1998 (UNAUDITED) AND
                    YEAR ENDED DECEMBER 31, 1997 (AUDITED)


                                                                        June 30,       December 31,
      ASSETS                                                             1998            1997
                                                                      (Unaudited)      (Audited)
                                                                    -------------     -------------
Current assets
  Cash and cash equivalents                                         $    117,356       $    17,861
  Interest bearing deposits with banks                                   603,578           303,578
  Accounts receivable, net                                               842,288           522,538
  Prepaid expenses                                                       894,371           255,959
  Deferred tax asset                                                     -                 122,209
  Other assets                                                           264,549            93,201
                                                                    -------------     -------------
    Total current assets                                               2,722,142         1,315,346

Premises and equipment                                                 1,007,118           562,598
  Less accumulated depreciation                                          118,715            47,914
                                                                    -------------     -------------
    Net property and equipment                                           888,403           514,684

Other assets
  Deferred tax asset                                                      28,685            52,033
  Goodwill, net of accumulated amortization of $56,814 and $32,466       917,110           941,458
                                                                    -------------     -------------
    Total other assets                                                   945,795           993,491
                                                                    -------------     -------------

      TOTAL  ASSETS                                                  $ 4,556,340       $ 2,823,521
                                                                    -------------     -------------
                                                                    -------------     -------------

      LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
  Accounts payable                                                   $   380,957       $   104,033
  Accrued expenses and other liabilities                                 663,610           195,908
  Notes payable - Security State Bank                                    160,000           -
  Notes payable - related party                                          850,000         1,300,000
  Accrued interest payable                                                 6,986            11,589
                                                                    -------------     -------------
    Total current liabilities                                          2,061,553         1,611,530

SHAREHOLDERS' EQUITY
  Common stock, $.001 par value; 50,000,000 shares
    authorized; 12,725,000 and 12,500,000 issued and
    outstanding in 1998 and 1997 respectively                             12,725            12,500
  Additional paid-in capital                                           1,894,755         1,681,230
  Retained earnings                                                      587,307          (481,739)
                                                                    -------------     -------------
    Total shareholders' equity                                         2,494,787         1,211,991

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $ 4,556,340       $ 2,823,521
                                                                    -------------     -------------
                                                                    -------------     -------------


The accompanying notes are an integral
part of these consolidated financial statements

                            COLUMBIA CAPITAL CORP.

                  CONSOLIDATED INCOME STATEMENTS - UNAUDITED


                                        For the Three Months                 For the Six Months
                                            Ended June 30,                      Ended June 30,
                                  --------------------------------   -------------------------------
                                          1998             1997             1998             1997
                                  ---------------   --------------   --------------   --------------
REVENUE
  Pride                           $        84,000   $      125,800   $      179,000   $      125,800
  Credit card                           2,734,217          253,143        4,698,934          253,143
  Banking                                 237,194          155,902          465,389          155,902
  Mail operations                         261,959           48,286          442,415           48,286
  Courier                                  20,500           16,350           42,385           16,350
  Other                                     4,192            8,906            9,316            8,906
                                  ---------------   --------------   --------------   --------------
    Total operating revenue             3,342,062          608,387        5,837,439          608,387

EXPENSES
  Salaries and employee benefits          780,222          298,404        1,451,505          298,404
  Auto maintenance                          7,264            3,374           12,076            3,374
  Travel and entertainment                 37,648            3,415           51,703            3,415
  Equipment lease                         437,870          144,370          828,320          144,370
  Equipment maintenance                   126,693           68,756          246,195           68,756
  Facilities rent                         114,974           24,200          220,163           24,200
  Facilities maintenance                    6,015              361           16,584              361
  Depreciation                             38,222           18,641           70,801           18,641
  Amortization of goodwill                 12,174             -              24,348             -
  Insurance                                26,262            4,231           39,985            4,231
  Computer and office supplies            165,872           28,372          292,764           28,372
  Postage and delivery fees                18,079            4,978           35,817            4,978
  Telephone                               284,464           23,962          440,305           23,962
  Professional and outside services       143,547           17,273          267,390           17,273
  Taxes                                    21,442            6,299           36,941            6,299
  Other                                    98,385            5,569          135,777            5,569
                                  ---------------   --------------   --------------   --------------
    Total operating expenses            2,319,133          652,205        4,170,674          652,205
                                  ---------------   --------------   --------------   --------------

INCOME (LOSS) FROM OPERATIONS           1,022,929          (43,818)       1,666,765          (43,818)

Other expense
  Interest                                 (9,937)          (2,534)         (46,999)          (2,534)
                                  ---------------   --------------   --------------   --------------
    Total other expense                    (9,937)          (2,534)         (46,999)          (2,534)
                                  ---------------   --------------   --------------   --------------

INCOME (LOSS) BEFORE TAX                1,012,992          (46,352)       1,619,766          (46,352)

  Income tax expense (benefit)            346,117             (961)         550,720             (961)
                                  ---------------   --------------   --------------   --------------

NET INCOME (LOSS)                  $      666,875   $      (45,391)   $   1,069,046   $      (45,391)
                                  ---------------   --------------   --------------   --------------
                                  ---------------   --------------   --------------   --------------

Basic earnings (loss) per share    $         0.05   $        (0.00)   $        0.09   $        (0.00)
                                  ---------------   --------------   --------------   --------------
                                  ---------------   --------------   --------------   --------------

Diluted earnings (loss) per share  $         0.05   $        (0.00)   $        0.08   $        (0.00)
                                  ---------------   --------------   --------------   --------------
                                  ---------------   --------------   --------------   --------------

Weighted average shares outstanding    12,778,019       12,500,000       12,676,864       12,500,000
                                  ---------------   --------------   --------------   --------------
                                  ---------------   --------------   --------------   --------------


The accompanying notes are an integral
part of these consolidated financial statements

                            COLUMBIA CAPITAL CORP.
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               SIX MONTHS ENDED JUNE 30, 1998 (UNAUDITED) AND
                    YEAR ENDED DECEMBER 31, 1997 (AUDITED)

                                                        Common Stock            Additional
                                                -------------------------         Paid-In        Retained
                                                   Shares          Amount         Capital        Earnings           Total
                                                -----------    -----------      -----------     ----------     -------------
BALANCE - DECEMBER 31, 1996                       2,500,000    $     2,500      $    66,230     $  (57,371)    $     11,359

  Effect of reverse stock split                  (1,250,000)        (1,250)           1,250           -                -
  Equity acquired in stock exchange              11,250,000         11,250        1,588,750           -           1,600,000
  Stock issued in exchange for services             -                 -              25,000           -              25,000
  Net loss                                          -                 -                -          (424,368)        (424,368)
                                                -----------    -----------      -----------     ----------     -------------

BALANCE - DECEMBER 31, 1997 (AUDITED)            12,500,000         12,500        1,681,230       (481,739)       1,211,991

  Issuance of common stock                          225,000            225          213,525           -             213,750
  Net income                                        -                 -                -         1,069,046        1,069,046
                                                -----------    -----------      -----------     ----------     -------------

BALANCE - JUNE 30, 1998 (UNAUDITED)              12,725,000    $    12,725      $ 1,894,755     $  587,307      $ 2,494,787
                                                -----------    -----------      -----------     ----------     -------------
                                                -----------    -----------      -----------     ----------     -------------


The accompanying notes are an integral
part of these consolidated financial statements

                           COLUMBIA CAPITAL CORP.

             CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                For the Three Months                For the Six Months
                                                                    Ended June 30,                    Ended June 30,
                                                       ---------------------------------   --------------------------------
                                                              1998              1997            1998              1997
                                                       ---------------   ---------------   -------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                    $      666,875    $      (45,391)   $  1,069,046     $     (45,391)
  Adjustments to reconcile net income to
    net cash provided by operations
      Depreciation and amortization                            50,396            18,641          95,150            18,641
      Deferred income taxes                                    11,674              -            145,557              -
      (Increase) decrease in accounts receivable             (273,446)          332,062        (319,750)          332,062
      Increase in deposits and prepaid expenses              (707,051)          (35,048)       (809,760)          (35,048)
      Increase in accruals and accounts payable               238,409            34,325         740,022            34,325
                                                       ---------------   ---------------   -------------    ---------------
Net cash (used in) provided by operating activities           (13,143)          304,589         920,265           304,589

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of fixed assets                                   (346,079)          (13,785)       (444,520)          (13,785)
  Investment in interest bearing deposit                      -                    -           (300,000)             -
                                                       ---------------   ---------------   -------------    ---------------
Net cash used in investing activities                        (346,079)          (13,785)       (744,520)          (13,785)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from line of credit, net of payments               (50,000)          (87,000)       (290,000)          (87,000)
  Issuance of common stock                                    213,750              -            213,750              -
                                                       ---------------   ---------------   -------------    ---------------
Net cash provided by (used in) financing activities           163,750           (87,000)        (76,250)          (87,000)
                                                       ---------------   ---------------   -------------    ---------------

NET (DECREASE) INCREASE IN CASH
  AND CASH EQUIVALENTS                                       (195,472)          203,804          99,495           203,804

Cash and cash equivalents at beginning of period              312,828            34,304          17,861            34,304
                                                       ---------------   ---------------   -------------    ---------------

CASH AND CASH EQUIVALENTS AT JUNE 30,                  $      117,356     $     238,108     $   117,356     $     238,108
                                                       ---------------   ---------------   -------------    ---------------
                                                       ---------------   ---------------   -------------    ---------------



SUPPLEMENTAL DISCLOSURE
  OF CASH FLOW INFORMATION:
    Interest paid                                      $        9,937     $       2,534     $    46,999     $       2,534
    Taxes paid                                                436,000              -            436,000              -


The accompanying notes are an integral
part of these consolidated financial statements

                            COLUMBIA CAPITAL CORP.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          PRINCIPLES OF CONSOLIDATION

          The accompanying consolidated financial statements include the accounts of Columbia Capital Corp. (the Company) and its wholly-owned subsidiary, First Independent Computers, Inc. (the Subsidiary). Intercompany accounts and transactions have been eliminated. The consolidated income statements and statements of cash flows of the Company for the six months ended June 30, 1998 and 1997 reflect the results of operations and cash flows of the parent holding company for the four months ended April 30, 1997, and the consolidated results of operations and cash flows of the parent holding company and the Subsidiary for the six months ended June 30, 1998 and the two months ended June 30, 1997. (See Note 5)

          ORGANIZATION

          The Company was organized under the laws of the State of Delaware on February 5, 1993. The Company completed a private offering of its common stock in November 1993 (See Note 2)

          Central Capital Corp. (a former Subsidiary) was organized under the laws of the State of Delaware on February 5, 1993. Hudson Resources, Inc. (a former Subsidiary) was organized under the laws of the State of Delaware on May 17, 1994. (See Note 3)

          The Subsidiary was incorporated on October 21, 1983, pursuant to the provisions of the Texas Business Corporation Act. The Subsidiary's business activities include the processing of credit card purchases for numerous businesses in various industries throughout the United States and data processing for various banks. (See Note 5)

          CASH AND CASH EQUIVALENTS

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

          ACCOUNTS RECEIVABLE

          The Company utilizes the allowance method for uncollectible accounts receivable. Management estimates the uncollectible accounts and provides for them in the allowance. The balance of the allowance for uncollectible accounts was $20,000 at June 30, 1998.

          REVENUE RECOGNITION

          The Company recognizes revenue when services have been provided to the customer.

                            COLUMBIA CAPITAL CORP.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

                            COLUMBIA CAPITAL CORP.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

          PER SHARE DATA

          In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128) was issued. Under SFAS 128, net earnings per share ("EPS") are computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. SFAS 128 replaces fully diluted EPS, which the Company was not previously required to report, with EPS, assuming dilution. The Company adopted SFAS 128 effective December 31, 1997. The effect of this accounting change on previously reported EPS data is not significant. The computation of earnings (loss) per share of common stock is based on the weighted average number of shares outstanding in 1998 and 1997 of 12,574,586 and 12,500,000 respectively, adjusted retroactively to reflect the one for two reverse split effective September 1, 1997. The computation of diluted earnings (loss) per share of common stock is based on the weighted average number of shares and equivalent shares outstanding in 1998 and 1997 of 12,676,864 and 12,500,000, respectively. No potential common shares existed at December 31, 1997; therefore, basic loss per share equals diluted loss per share at that date.

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

                            COLUMBIA CAPITAL CORP.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

          NEW ACCOUNTING STANDARDS ADOPTED

          In June 1997, Statements of Financial Accounting Standards (SFAS) No. 130, "Reporting of Comprehensive Income," was issued. This statement requires that comprehensive income be reported in the basic financial statements. Comprehensive income refers to the change in equity during a period from transactions and events other than investments by and distributions to owners. This statement applies to fiscal years beginning after December 15, 1997. The Company adopted SFAS 130 on January 1, 1998. The standard does not have a material impact on the Company's current presentation of net income.

          In June 1997, Statements of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued. This Statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Financial information should include a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. Descriptive information should include detail on how segments were determined, products and services provided by each, and any differences in the measurements used in reporting segment information vs. those used in the general-purpose financial statements. This statement is effective for financial statements for periods beginning after December 15, 1997. The Company adopted SFAS 131 on January 1, 1998. The implementation of this standard did not have any impact on the financial position or disclosures of the Company or results of its operations.


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

                            COLUMBIA CAPITAL CORP.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3: DISPOSITION OF FORMER SUBSIDIARIES CENTRAL CAPITAL CORP. AND HUDSON RESOURCES, INC. - CONTINUED

          The Company's investment in subsidiaries was sold for current book value of $1,361 recognizing no gain or loss. Details of the net assets and operations for the subsidiaries are presented below.

          Former Subsidiaries Assets and Liabilities:

                                                                February 28,
                                ASSETS                              1997
                                                                -------------
               Cash                                             $   1,109
               Organization costs, net                                252
                                                                -------------

                    Total Assets                                $   1,361
                                                                -------------
                                                                -------------


                   LIABILITIES AND SHAREHOLDERS' EQUITY

               Common stock                                     $   5,000
               Contributed capital                                 23,609
               Retained earnings                                  (27,248)
                                                                -------------

                   Total Liabilities and Stockholder's Equity   $   1,361
                                                                -------------
                                                                -------------

          Subsidiaries Operations:

               Legal and professional expense                   $   1,400
               Amortization expense                                    32
                                                                -------------

                 Net loss related to discontinued operations    $  (1,432)
                                                                -------------
                                                                -------------

NOTE 4:   AMENDMENT TO THE COMPANY'S ARTICLES OF INCORPORATION

          In a September 19, 1997 Certificate of Amendment to Certificate of Incorporation, pursuant to the terms of an agreement and plan of reorganization dated August 29, 1997, the Company effectuated a 1 for 2 reverse stock split as to its shares of common stock outstanding as of September 1, 1997, which decreased the shares from 2,500,000 to 1,250,000. The Certificate of Amendment also resolved that the Corporation shall, as amended, have the authority to issue fifty million (50,000,000) shares of common stock with par value of $.001 each, totaling fifty thousand dollars ($50,000) and five million (5,000,000) shares of preferred stock with par value of $.001 each, totaling five thousand dollars ($5,000). The board of directors is authorized, subject to limitations prescribed by law and the provisions of this Article, to provide for the issuance of the shares of preferred stock in series by filing a certificate pursuant to the applicable law of the State of Delaware, to establish the number of shares, to fix the designations, powers, preferences, rights, qualifications, limitations and/or restrictions, to be included in each such series. At June 30, 1998 and December 31, 1997, there were no preferred shares issued or outstanding.

                            COLUMBIA CAPITAL CORP.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5:   ACQUISITION OF FIRST INDEPENDENT COMPUTERS, INC.

          On April 30, 1997, Mr. Glenn M. Gallant and Mr. Douglas R. Baetz purchased all of the issued and outstanding stock of First Independent Computers, Inc. (FICI) then owned by Security Shares, Inc., a bank holding company, for $1,600,000. The transaction was accounted for utilizing "pushdown accounting", whereby all assets and liabilities of FICI were restated at their estimated market value on the purchase date. The excess of the total acquisition cost over the fair value of net assets acquired was recorded as goodwill. Total restated assets at May 1, 1997 amounted to $2,174,670, which included $973,924 in goodwill to be amortized over an estimated benefit period of twenty
          (20) years. Goodwill amortization expense amounts to $4,058 monthly, with $12,175 of amortization expense included in the period ending March 31, 1998 and $32,466 (from May 1, 1997 to December 31, 1997) of amortization expense included in the year ending December 31, 1997 results of operation.

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

                            COLUMBIA CAPITAL CORP.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6:   FINANCIAL INSTRUMENTS

          The estimated fair values of the Company's financial instruments at June 30, 1998 were as follows:

                                                               Carrying       Fair
                                                                Amount        Value
                                                            ------------   ------------
          Financial assets:
            Cash and interest bearing deposits
            with banks                                      $    720,934   $    720,934
            Accounts receivable                                  842,288        842,288
          Financial liabilities:
            Notes payable                                   $  1,010,000   $  1,010,000
            Accrued interest payable                               6,986          6,986

          The estimated fair values of the Company's financial instruments at
          December 31, 1997 were as follows:
                                                               Carrying       Fair
                                                                Amount        Value
                                                            ------------   ------------
          Financial assets:
            Cash and interest bearing deposits
            with banks                                      $    321,439   $    321,439
            Accounts receivable                                  522,538        522,538
          Financial liabilities:
            Notes payable                                   $  1,300,000   $  1,300,000
            Accrued interest payable                              11,589         11,589

          The method(s) and assumptions used to estimate the fair value of financial instruments are disclosed in Note 1 "Fair Values of Financial Instruments".


NOTE 7:   INCOME TAXES

          The Company files a consolidated federal income tax return; however, federal income taxes are allocated between the Company and Subsidiary based on statutory rates. The consolidated income tax expense (benefit), as a percentage of pretax earnings, differs from the statutory federal income tax rate as follows:

                                                      Three Months Ended      Six Months Ended
                                                           June 30,                June 30,
                                                      -------------------     -----------------
                                                       1998        1997        1998       1997
                                                      ------     --------     ------    --------
          Statutory federal income tax rate           34.00%     (34.00)%     34.00%    (34.00)%
          Non-deductible expenses                      0.17         -           -          -
          Valuation allowance                           -        (31.90)        -       (31.90)
                                                      ------     --------     ------    --------

               Effective income tax rate              34.17%      (2.10)%     34.00%     (2.10)%
                                                      ------     --------     ------    --------
                                                      ------     --------     ------    --------

                          COLUMBIA CAPITAL CORP.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7:   INCOME TAXES - CONTINUED

          Income tax expense (benefit) is comprised of the following:

                                                      Three Months Ended            Six Months Ended
                                                           June 30,                      June 30,
                                                   ----------------------     -------------------------
                                                      1998         1997            1998          1997
                                                   ---------    ---------     ----------     ----------
          Current income tax expense (benefit)     $ 334,443    $   (961)     $  405,163     $    (961)
          Deferred income tax expense                 11,674         -           145,557           -
                                                   ---------    ---------     ----------     ----------
                                                   $ 346,117    $   (961)     $  550,720     $    (961)
                                                   ---------    ---------     ----------     ----------
                                                   ---------    ---------     ----------     ----------

          The tax effects of temporary differences that gave rise to deferred tax assets as of June 30, 1998 and December 31, 1997:

                                                    June 30,   December 31,
                                                      1998        1997
                                                   ---------    ---------
          Net operating loss carryforwards         $    -       $ 122,209
          Depreciation and amortization               28,685       52,033
                                                   ---------    ---------
          Net deferred tax assets                  $  28,685    $ 174,242
                                                   ---------    ---------
                                                   ---------    ---------

          The Company had available consolidated net operating loss carryforwards for federal income tax purposes of $359,438 for December 31, 1997. The consolidated net operating loss carryforwards at December 31, 1997 will expire as shown below.

                              Year                 Amount
                             ------              ----------
                              2008               $      804
                              2009                    4,297
                              2010                   21,545
                              2011                    3,359
                              2012                  329,433

          The Company expects to utilize all or substantially all of the net operating loss carryforwards in 1998; therefore, no valuation allowance has been recorded against the deferred tax asset generated by the net operating loss carryforward.


NOTE 8:   NOTES PAYABLE

          The Subsidiary, has an operating line of credit through Century Financial Group, Inc., a company owned by the Company's primary shareholders. Century Financial Group, Inc. provides the Subsidiary with a maximum operating line of credit of two million dollars ($2,000,000). Advances on the line of credit, not to exceed the maximum limit, are made at the discretion of the Subsidiary's management. The line of credit is secured by all assets of the Subsidiary. The line of credit carries an annual percentage rate of ten percent (10%). Under the terms of the line of credit, the Subsidiary pays interest on a monthly basis with the unpaid principal due at maturity, September 15, 1998. The outstanding balance on the line of credit as of June 30, 1998 and December 31, 1997 was $850,000 and $1,300,000.

                          COLUMBIA CAPITAL CORP.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8:   NOTES PAYABLE - CONTINUED

          The subsidiary has a real estate lien note through Security State Bank, its former parent company. The real estate note, dated April 2, 1998, in the amount of one hundred sixty thousand dollars ($160,000) carries an annual interest rate of Wall Street prime plus one percent (1%), with a maturity date of September 29, 1998. The note is secured by a Deed of Trust to a building in which the note proceeds were used to purchase and renovate.


NOTE 9:   LEASE OBLIGATIONS

          The Company has entered into various operating lease agreements. Under terms of an operating lease with IBM Corporation, certificates of deposit with a carrying value of $603,578 at June 30, 1998, were pledged as collateral against Bank One letters of credit in favor of IBM.

          The future minimum payments for leased property under these noncancellable lease agreements for each of the next five years ending December 31, 2003, are as follows:

                         1998                       $     691,191
                         1999                           1,033,467
                         2000                             676,489
                         2001                             198,204
                         2002                             174,760
                         2003                              73,958
                                                    -------------
                         Lease obligations          $   2,848,069
                                                    -------------
                                                    -------------

          No commitments for leased property extend more than five years.


NOTE 10:  MARKET RISK AND CONCENTRATIONS

          For the six months ended June 30, 1998, revenue from Security State Bank (10%) and Best Bank (82%) accounted for approximately 92% of the Company's total revenues. No other customers accounted for 10% or more of the Company's total revenues. On June 30, 1997 the Subsidiary had a significant credit card portfolio processing contract expire. This contract was not renewed. The contract represented approximately one hundred thousand dollars ($100,000) or thirty percent (30%) of the Subsidiary's monthly operating revenue, and its loss substantially affected the Subsidiary's profitability in 1997. As a result, substantial operating losses were recognized in the months July through October 1997. For the year ending December 31, 1997, revenue from Security State Bank (25%), Best Bank (43%) and Pride (14%) accounted for approximately 82% of the Company's total revenues. No other customers accounted for 10% or more of the Company's total revenues. On October 1, 1997 the Subsidiary entered into a five year contract to process credit card activity and produce account statements for Best Bank. This contract represents in excess of $500,000 per month in additional operating revenue. In December, 1997, the Subsidiary earned approximately five hundred thirty-five thousand ($535,000) on the bank contract which represents seventy-two percent (72%) of total revenue for the month.

                           COLUMBIA CAPITAL CORP.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11:  RELATED PARTY TRANSACTIONS

          The Subsidiary continues to provide data processing services to Security State Bank (the "Bank") its former parent company. Additionally, the Subsidiary has a real estate note payable to the Bank and continues to lease its office space, 52,248 square feet, from the Bank at an annual cost of approximately $390,000. Accounts receivable from the Bank amounted to $132,554 at June 30, 1998. On December 1, 1997, the Subsidiary entered into a lease agreement with The Century Group, Inc., (the "Landlord"), owned by the Company's primary shareholders Glenn Gallant and Douglas Baetz, for office space located at 2701 West Oakland Park Boulevard, Ft. Lauderdale, Florida, 33311. The term of the lease is for one (1) year for the sum of thirty-one thousand seven hundred forty-six dollars ($31,746), plus applicable sales and use taxes. The Company also agrees to pay the Landlord, as additional rent for its share of the operating expenses associated with the premises. The Subsidiary's financing source, Century Financial Group, Inc., is owned by the Company's primary shareholders, Glenn Gallant and Douglas Baetz. Interest expense and accrued interest payable to Century Financial Group, Inc. amounted to $46,999 and $6,986 as of June 30, 1998.


NOTE 12:  STOCK OPTION PLAN

          The Company has adopted an incentive stock plan to provide for the granting of options to senior management of the Company. At June 30, 1998, the Company had allocated 1,250,000 shares of stock for issuance under the plan. As of June 30, 1998 no options had been granted. However, on July 1, 1998 the Company granted 350,000 options. The following table shows the vesting schedule and the exercise price for each of the seven directors awarded options.

                                                              Options vested
                                                    --------------------------------------        Total
                                     Exercise        July 1,      October 1,     January 1,      Options
                Director              Price           1998           1998           1999         Granted
          ----------------------     --------        ------       ----------     ----------      --------
          Glenn M. Gallant            $ 2.96         16,666         16,667         16,667         50,000
          Douglas R. Baetz            $ 2.96         16,666         16,667         16,667         50,000
          Kenneth A. Klotz            $ 2.28         16,666         16,667         16,667         50,000
          Charles LaMontagne          $ 2.28         16,666         16,667         16,667         50,000
          Olan Beard                  $ 2.28         16,666         16,667         16,667         50,000
          Donald Thone                $ 2.28         16,666         16,667         16,667         50,000
          Robert Feldman              $ 2.28         16,666         16,667         16,667         50,000
                                                                                                ---------
                                                                                                 350,000
                                                                                                ---------
                                                                                                ---------

          The Company plans to account for the options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which compensation cost will be recognized for the difference in the option's exercise price and the fair market value of the stock at the date of the grant. The effect of further compensation cost for the plan, as determined by applying Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," on the Company's net earnings and earnings per share will be disclosed on a pro forma basis, based on estimates using an accepted options pricing model.

                           COLUMBIA CAPITAL CORP.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13:  CONDENSED FINANCIAL INFORMATION - PARENT COMPANY

          The following represents consolidated financial information of the parent company as of June 30, 1998 and December 31, 1997 presented utilizing the equity method of accounting.

     CONDENSED BALANCE SHEET:

                           ASSETS                                  June 30,       December 31,
                                                                     1998             1997
                                                                -----------      -------------
          Current assets
            Cash and cash equivalents                           $      -         $     1,689
            Prepaid expenses and other assets                       178,524           15,024
            Federal income tax due from subsidiary                  80,636           13,284
                                                               -----------      -------------
              Total current assets                                  259,160           29,997

            Investment in subsidiary                             2,579,755        1,379,969
                                                                -----------      -------------

                    TOTAL ASSETS                                $ 2,838,915      $ 1,409,966
                                                                -----------      -------------
                                                                -----------      -------------

              LIABILITIES AND SHAREHOLDERS' EQUITY

          LIABILITIES
            Bank overdraft                                      $       153      $      -
            Accrued expenses and other liabilities                    7,000            5,000
            Due to subsidiary                                       336,975          192,975
                                                                -----------      -------------
              Total current liabilities                             344,128          197,975

          SHAREHOLDERS' EQUITY
            Common stock, $.001 par value; 5,000,000 shares
              authorized; 12,725,000 and 12,500,000 issued and
              outstanding in 1998 and 1997 respectively              12,725           12,500
            Capital surplus                                       1,894,755        1,681,230
            Accumulated deficit                                     587,307         (481,739)
                                                                -----------      -------------
              Total shareholders' equity                          2,494,787        1,211,991
                                                                -----------      -------------

                TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $ 2,838,915      $ 1,409,966
                                                                -----------      -------------
                                                                -----------      -------------

                           COLUMBIA CAPITAL CORP.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13:    CONDENSED FINANCIAL INFORMATION - PARENT COMPANY -CONTINUED


      CONDENSED INCOME STATEMENT:

                                                              June 30,        December 31,
                                                                1998             1997
                                                            -----------      -------------
            REVENUES
              Undistributed earnings (loss) of
                subsidiary                                  $ 1,199,786      $  (220,031)
                                                            -----------      -------------
                Total revenues                                1,199,786         (220,031)

            EXPENSES
              Stockholder costs and fees                          3,980              581
              Professional and outside services                 193,871           27,851
              Amortization expense                                 -                 189
              Costs related to acquisition                         -             186,921
              Other operating                                       240              647
                                                            -----------      -------------
                Total expenses                                  198,091          216,189

              Net loss related to discontinued operations          -              (1,432)
                                                            -----------      -------------

            INCOME (loss) BEFORE FEDERAL INCOME TAX           1,001,695         (437,652)
              Income tax benefit                                (67,351)         (13,284)
                                                            -----------      -------------

            Net income (loss)                               $ 1,069,046      $  (424,368)
                                                            -----------      -------------
                                                            -----------      -------------

      CONDENSED STATEMENT OF CASH FLOWS:

            CASH FLOWS FROM OPERATING ACTIVITIES
              Net income (loss)                             $ 1,069,046      $  (424,368)
              Adjustments to reconcile net income (loss) to
                net cash provided by operations
                      Undistributed earnings in subsidiary   (1,199,786)         220,031
                      Depreciation and amortization                -                 189
                      Increase in tax due from subsidiary       (67,352)         (13,284)
                      Prepaid expenses and other assets        (163,500)         (13,436)
                      Accruals and accounts payable             146,153          222,799
                                                            -----------      -------------
                Net cash used by operating activities          (215,439)          (8,069)

                CASH FLOWS FROM FINANCING ACTIVITIES
                      Issuance of common stock                  213,750             -
                                                            -----------      -------------

              NET INCREASE IN CASH AND CASH EQUIVALENTS          (1,689)          (8,069)

              Cash and cash equivalents at beginning of
                year                                              1,689            9,758
                                                            -----------      -------------

              CASH AND CASH EQUIVALENTS AT END OF
                PERIOD                                      $      -         $     1,689
                                                            -----------      -------------
                                                            -----------      -------------

                           COLUMBIA CAPITAL CORP.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14:  CONSULTING AGREEMENT

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

          As of June 30, 1998, Worldwide has exercised options to purchase 225,000 shares of Columbia Capital Corp. Common Stock. Details of the transactions are as follows:

               On April 17, and June 1, 1998, Worldwide exercised options to purchase 150,000 and 75,000 shares, respectively, of the Company's Common Stock at $0.95 per share resulting in a transaction valued at $142,500 and $71,250, respectively.

          The fair value of the options granted approximate the value of the services to be provided by Mr. Markow.

                           COLUMBIA CAPITAL CORP.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15:  YEAR 2000

          The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather that the year 2000, which could result in miscalculations. The Company has assessed financial and operational systems and developed plans to address systems modifications. The Company is also communicating with others with which it conducts business to help identify and resolve the year 2000 issue. The total cost associated with the required modifications is not expected to be material to the Company's consolidated results of operations and financial position and is being expensed as incurred.

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

     FICI's assets and liabilities have been restated at their estimated fair market value as of May 1, 1997 on the balance sheets of the Company at June 30, 1998 and December 31, 1997, in the Company's consolidated financial statements for the six (6) months ended June 30, 1998 and 1997, included elsewhere herein at May 1, 1997, utilizing "pushdown accounting." Total assets were $2,174,670 based on their fair market value as of May 1, 1997. The difference between the fair market value of such assets and the $1,600,000 purchase price paid by Messrs. Baetz and Gallant for the FICI Common Stock, or $973,924, was recorded on the Company's consolidated balance sheet as goodwill as of May 1, 1997. The goodwill is anticipated to be amortized over 20 years in accordance with generally accepted accounting principles, with a resulting expense to the Company from goodwill amortization of $4,058 per month and $48,696 per year over such period.

     The Company has included in this Report the unaudited consolidated financial statements of the Company for the six (6) months ended June 30, 1998 and 1997, which include the consolidated balance sheets of the Company as of June 30, 1998 (unaudited) and December 31, 1997 (audited), and the related consolidated income statements and statements of changes in shareholders' equity and cash flows for the six (6) month periods ended June 30, 1998 and 1997. The consolidated income statements and statements of cash flows of the Company for the six (6) months ended June 30, 1998 and 1997, which form a part of the Company's consolidated financial statements for such periods, reflect the results of operations and cash flows of the parent holding company for the four (4) months ended April 30, 1997, and the consolidated results of operations and cash flows of the parent holding company and FICI for the six (6) months ended June 30, 1998 and the two (2) months ended June 30, 1997.

     The Company has also included elsewhere in this Report the unaudited pro forma consolidated financial statements of the Company for the six (6) months ended June 30, 1998 and 1997 (the "Pro Forma Financial Statements"). The Pro Forma Financial Statements include the consolidated balance sheets of the Company as of June 30, 1998 and December 31, 1997, and the related consolidated income statements and statements of changes in shareholders' equity and cash flows for the six (6) month periods ended June 30, 1998 and 1997, and have been presented to reflect a recapitalization of FICI, with FICI as the acquiror of the Company as of September 23, 1997.

     For purposes of the following discussion and analysis, the results of operations for the six (6) months ended June 30, 1998 and 1997 have been presented from the financial information set forth in the Pro Forma Financial Statements. The following discussion reflects, on a pro forma basis, the consolidated results of operations of the parent holding company and FICI for the six (6) months ended June 30, 1998 and the results of operations of FICI for the six (6) month period ended June 30, 1997. This method of presentation was set forth herein to permit useful comparison between the aggregated six (6) month periods ended June 30, 1998 and 1997 with respect to FICI, the Company's sole operating subsidiary. Comparisons between the consolidated operations of the parent holding company and FICI for the six months ended June 30, 1998 and the two (2) month period ended June 30, 1997 and the operations of the parent holding company during the four (4) months ended April 30, 1997 are not meaningful because the parent holding company had insignificant operations during such earlier period.

     CREDIT CARD PROCESSING AGREEMENTS. On June 30, 1997, a credit card processing agreement (the "Clark Agreement") expired between the Company and Clark. The Clark Agreement was the source of 25% of the Company's total revenues during the six (6) months ended June 30, 1997.

     As of October 25, 1997, the Company entered into the Master Agreement with BestBank. The credit card portfolios represented by the Master Agreement principally relate to certain portfolios controlled and directed by Messrs. Baetz and Gallant, through their business relationships with BestBank, which is not an affiliate of Messrs. Baetz and Gallant. The Master Agreement was the source of 77% of the Company's gross revenues during the six (6) months ended June 30, 1998.

     RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997. Total operating revenues for the six (6) months ended June 30, 1998 increased approximately 196% to $5,837,439 from $1,970,580 for the six (6) months ended June 30, 1997. Total operating revenues principally include: (i) credit card processing revenues, and (ii) banking and financial services revenues.

     Credit card processing revenues during the six (6) months ended June 30, 1998 increased 426% to $4,698,934 from $892,843 during the six (6) months ended June 30, 1997. This increase primarily relates to the revenues associated with the Master Agreement. The Master Agreement with Best Bank represented 93% of the credit card revenues for the six (6) months ended June 30, 1998. There were no revenues associated with the Master Agreement in the six (6) months ended June 30, 1997 because it was not put in place until October, 1997. Credit card processing revenues during the six (6) months ended June 30, 1997 primarily related to the Clark Agreement, which expired on June 30, 1997.

     Banking and financial services revenues during the six (6) months ended June 30, 1998 decreased to $465,389 from $472,017. This source of revenues generally remained constant during the comparative periods because the Company maintained its customer base and did not make significant marketing efforts to develop this business segment. The Company intends to expand this line of business by targeting banks and financial institutions based on the increased capacity of the Company's equipment and hardware in connection with the upgraded lease with IBM and the installation of the Kirchman Dimension 3000 banking software. As of August 1, 1998, the Company anticipates that banking and financial services revenue will be reduced by approximately $50,000 per month due to the acquisition and merger of Security State Bank and the resulting conversion to their in-house processing system. The Company has generated revenues of approximately $75,000 per month from this account during the previous three (3) years. The Company has agreed to continue the item and backroom processing services for the former Security State Bank with anticipated revenues of approximately $25,000 per month. Management believes that anticipated increases from the Company's credit card operations and future bank processing opportunities will replace this reduced source of revenues and that the loss of the Security State Bank account is not anticipated to have a material adverse effect on total revenue for fiscal 1998. However, no assurance to this effect can be given.

     Revenues from Pride Refining, Inc. ("Pride") decreased to $179,000 for the six (6) months ended June 30, 1998 from $389,700 for the six (6) months ended June 30, 1997. This revenue decrease was due to a decision of the management of Pride to take its computer processing activities in-house. This removal of processing from the Company to Pride is being converted in stages and should be completed by the summer of 1999. Due to the expected increase in revenues from the Company's credit card operations and bank processing, the loss of the Pride revenue is not anticipated to have a material adverse effect on total revenue for fiscal year 1998. However, no assurance to this effect can be given.

     Total operating expenses during the six (6) months ended June 30, 1998 increased 95% to $4,170,674 from $2,142,542 during the six (6) months ended June 30, 1997. Total operating expenses principally include: (i) cost of salaries and employee benefits, (ii) equipment expenses, (iii) cost of office supplies and services, (iv) rental and facilities maintenance expenses, and (v) depreciation and amortization expenses, as follows:

     Cost of salaries and employee benefits during the six (6) months ended June 30, 1998 increased 65% to $1,451,505 from $877,244 during the six (6) months ended June 30, 1997. This increase primarily resulted from an increase of approximately 27 full time employees at June 30, 1998 from June 30, 1997 to enable the Company to accommodate increased demand for credit card processing services relating to the Master Agreement.

     Equipment lease and maintenance expenses during the six (6) months ended June 30, 1998 increased 65% to $1,074,515 from $650,018 during the six (6) months ended June 30, 1997. This increase primarily related to the negotiation of an equipment lease with IBM to upgrade the Company's computer hardware and the lease of Data Card 9000 credit card production equipment during the last quarter of the year ended December 31, 1997.

     Cost of office supplies and services, including professional and outside services, during the six (6) months ended June 30, 1998 increased 259% to $1,140,040 from $317,783 during the six (6) months ended June 30, 1997. This increase related to the expanded volume of services provided by the Company as a result of the Master Agreement.

     Rental and facilities maintenance expenses during the six (6) months ended June 30, 1998 increased 221% to $236,747 from $73,865 during the six (6) months ended June 30, 1997. This increase related to the negotiation of a new office lease agreement in August, 1997 which increased the Company's office space from 22,000 square feet to 52,000 square feet.

     In addition, depreciation and amortization expenses during the six (6) months ended June 30, 1998 increased 98% from $95,149 to $188,402 during the six
(6) months ended June 30, 1997. The increase related to the revaluation of the Company's assets to fair market value on May 1, 1997 in connection with the completion of the transactions relating to the Stock Purchase Agreement and equipment purchases related to volume increases as a result of the Master Agreement.

     Other revenues and expenses resulted in total other expenses of $46,999 during the six (6) months ended June 30, 1998, as compared to total other expenses of $2,534 during the six (6) months ended June 30, 1997. This increase in expenses between the respective periods resulted from increased interest expense of $22,890 in the second quarter of 1998 relating to a $2,000,000 working line of credit (the "Line of Credit") provided by Century Financial Group, Inc. ("Century"), an affiliate of Messrs. Baetz and Gallant, as compared to $2,534 in the second quarter of 1997 relating to borrowings from People's State Bank. In the second quarter of 1998, $12,670 of interest income was netted against interest expense. There was no interest income earned during the second quarter of 1997.

     As a result of the foregoing, the Company experienced net income of $1,069,046 during the six (6) months ended June 30, 1998, as compared to a net loss of $173,535 during the six (6) months ended June 30, 1997. The Company experienced income from operations of $1,666,765 during the six (6) months ended June 30, 1998, as compared to a loss from operations of $171,962 during the six
(6) months ended June 30, 1997. Management believes this increase in income from operations primarily resulted from increased revenue related to the conversion of the Best Bank credit card portfolio in October, 1997. Due to economies of scale related to the increased number of accounts processed,
expenses increased at a much lower percentage than revenues.   Also, the
Company's proposed business plan contemplates the growth of revenues in connection with the Company's expansion strategy. There can be no assurance that the Company's expansion strategy will result in continued growth of demand for the Company's services or increased revenues or profitability. See "Liquidity and Capital Resources."

     LIQUIDITY AND CAPITAL RESOURCES. At June 30, 1998, the ratio of current assets to current liabilities as 1.32 to 1 compared to 0.82 to 1 at December 31, 1997.

     The Company has historically financed its operations through the use of working capital and loans to the Company. The Company's cash flow needs for the quarter ended June 30, 1998 and the year ended December 31, 1997 were primarily provided from operations and from the Line of Credit. At June 30, 1998, all trade payables and receivables were current. At June 30, 1998, a $20,000 unallocated reserve for bad debts was carried by the Company. At June 30, 1998, prepaid expenses and inventories were $894,371 and are anticipated to be expensed as used in the future. The net property and equipment was $888,403 at June 30, 1998. Major capital additions during the three months ended June 30, 1998 were the construction of a credit card production facility at a cost of $257,019 and personal computer system and network upgrades of $26,973. As of June 30, 1998, the Company had obtained an interim construction loan from Security State Bank in the principal amount of $160,000 related to the purchase and construction of a credit card production facility. The loan is secured by the production facility building, bears interest at the prime rate plus 1%, and is due and payable on September 29, 1998. Management believes that, as of June 30, 1998, and for the foreseeable future, the Company will be able to finance costs of current levels of operations from revenues and the Line of Credit.

     On September 11, 1997, as a result of the reduced cash flow relating to the expiration of the Clark Agreement on June 30, 1997, the Company entered into the Line of Credit. The Line of Credit provides for an aggregate maximum amount of $2,000,000 of credit, secured by all of the Company's assets, at an interest rate of ten percent (10%) per annum. Century is not obligated to make advances to the Company under the Line of Credit.

     As of October 31, 1997, the Company had drawn down the principal amount of $1,400,000 on the Line of Credit. The Line of Credit constituted a principal source of cash flow during the period between the expiration of the Clark Agreement and the commencement of the Master Agreement. As of June 30, 1998, the principal outstanding obligation to Century on the Line of Credit had been reduced to $850,000 from cash flow generated from the Company's operations.

     Cash and cash equivalents were $117,356, as of June 30, 1998, as compared to a $17,861 as of December 31, 1997. This increase was primarily attributable to the availability of the Line of Credit and positive cash flow during the quarter ended June 30, 1998.

     As of June 30, 1998 and December 31, 1997, the Company had no long-term borrowings.

     As of June 30, 1998, the Company had short-term borrowings in the aggregate amount of $1,010,000, as compared to $1,300,000 at December 31, 1997. The decrease in short-term borrowings was attributable to payments on the Line of Credit in the second quarter of 1998 generated through positive cash flow from operations.

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

     Net cash provided by operating activities was $1,080,265 and $204,200 for the six (6) months ended June 30, 1998 and 1997, respectively. Net cash provided by operations during the six (6) months ended June 30, 1998 primarily consisted of net income from operations and increases in accounts payable, deferred income taxes and depreciation and amortization, offset by decreases in accounts receivable and deposits and prepaid expenses. Net cash used by operations during the six (6) months ended June 30, 1997 primarily consisted of decreases in accounts receivable and depreciation and amortization, offset by decreases in accounts payable, deposits and prepaid expenses and deferred tax benefits.

     Net cash (used) by investing activities was ($744,520) and ($53,115) for the six (6) month periods ended June 30, 1998 and 1997, respectively. In the six (6) months ended June 30, 1998, the Company utilized $444,520 to purchase certain fixed assets, including the upgrade of the IBM equipment lease and personal computer and network systems upgrades and a credit card production facility, and utilized $300,000 to invest in the Certificates of Deposit which are pledged to finance the lease agreements on the Company's main frame computer system. In the six (6) months ended June 30, 1997, the Company utilized $50,537 to purchase certain fixed assets, including office furniture, credit card computer equipment and computer software and $2,578 to invest in certain interest bearing deposits.

     Net cash provided (used) by financing activities was ($76,250) and $87,023 for the six (6) month periods ended June 30, 1998 and 1997, respectively. In the six (6) months ended June 30, 1998, the Company utilized $450,000 to reduce the principal obligations underlying the Line of Credit, which was offset by the receipt of $213,750 from the issuance of Common Stock upon the exercise of stock options and the receipt of $160,000 pursuant to an interim construction loan from Security State Bank to finance the construction of a credit card production facility. In the six (6) months ended June 30, 1997, the Company obtained $118,580 from the Line of Credit, net of payments, which was utilized to finance the Company's business operations, which was offset by a decrease of $31,557 in the Company's bank overdraft position.

     The Company business plan contemplates continued expansion of operations from such increased operational capacity and to acquire additional and upgraded equipment and software based on future perceived needs by management. There can be no assurances that the Company will be able to generate business sources to meet existing operational capacity or that the Company will generate sufficient positive cash flow or develop additional sources of financing to continue the Company's business plan of growth and expansion.

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

ITEM 2.  CHANGES IN SECURITIES.

     Not applicable. The Company did not issue any unregistered securities during the quarter ended June 30, 1998.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company's stockholders did not adopt any resolutions at a meeting or by written consent during the quarter ended June 30, 1998.

ITEM 5.  OTHER INFORMATION.

     Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  EXHIBITS

          27. Financial Data Schedule.

     (b)  REPORTS ON FORM 8-K

     The Company did not file any Reports on Form 8-K during the quarter ended June 30, 1998.


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

                                   COLUMBIA CAPITAL CORP.


     Dated: July 21, 1998          By:  /s/ Kenneth A. Klotz
                                      ------------------------------------
                                       Kenneth A. Klotz
                                       President


     Dated: July 21, 1998          By:  /s/ Charles La Montagne
                                      ------------------------------------
                                        Charles La Montagne
                                        Chief Financial Officer