Form 10-Q
period 1998-09-30
COLUMBIA CAPITAL CORP/TX/
filed 1998-11-20
CIK 1051985

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

                                                   OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

                      Commission file number: 001-13749

                            COLUMBIA CAPITAL CORP.
           --------------------------------------------------------
           (Name of small business issuer specified in its charter)

                Delaware                                      11-3210792
     ----------------------------                         -----------------
     (State or other jurisdiction                         (I.R.S. Employer
     of incorporation or organization)                    Identification No.)

                 1157 North 5th Street, Abilene, Texas 79601
                 -------------------------------------------
         (Address of principal executive offices, including zip code)

                                 915-674-3110
               ------------------------------------------------
               (Issuer's telephone number, including area code)


  2701 West Oakland Park Boulevard, 2nd Floor, Fort Lauderdale, Florida 33311
  ----------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)


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

                   Common Stock, $0.001 par value per share
                   ----------------------------------------
                               (Title of Class)

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has
been subject to such filing requirements for the past 90 days.  Yes   X    No
                                                                     ---     ---

The number of shares outstanding of the issuer's Common Stock as of November 18, 1998 was 12,825,000 shares.

Transactional Small Business Disclosure Format (Check one): Yes        No   X
                                                               -----      -----

     THIS QUARTERLY REPORT ON FORM 10-QSB (THE "REPORT") MAY BE DEEMED TO CONTAIN FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS IN THIS REPORT OR HEREAFTER INCLUDED IN OTHER PUBLICLY AVAILABLE DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (THE "COMMISSION"), REPORTS TO THE COMPANY'S STOCKHOLDERS AND OTHER PUBLICLY AVAILABLE STATEMENTS ISSUED OR RELEASED BY THE COMPANY INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE THE COMPANY'S ACTUAL RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS TO DIFFER FROM THE FUTURE RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FUTURE RESULTS ARE BASED UPON MANAGEMENT'S BEST ESTIMATES BASED UPON CURRENT CONDITIONS AND THE MOST RECENT RESULTS OF OPERATIONS. THESE RISKS INCLUDE, BUT ARE NOT LIMITED TO, THE RISKS SET FORTH HEREIN, EACH OF WHICH COULD ADVERSELY AFFECT THE COMPANY'S BUSINESS AND THE ACCURACY OF THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN.

                 PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

                            COLUMBIA CAPITAL CORP.
                         CONSOLIDATED BALANCE SHEETS
             NINE MONTHS ENDED SEPTEMBER 30, 1998 (UNAUDITED) AND
                    YEAR ENDED DECEMBER 31, 1997 (AUDITED)

                                                                     September 30,       December 31,
                                     ASSETS                              1998                1997
                                                                     -------------      -------------
Current assets
   Cash and cash equivalents                                         $     470,393      $      17,861
   Interest bearing deposits with banks                                    603,578            303,578
   Accounts receivable, net                                                759,265            522,538
   Prepaid expenses                                                        813,891            255,959
   Deferred tax asset                                                          -              122,209
   Other assets                                                              4,507             93,201
                                                                     -------------      -------------
      Total current assets                                               2,651,634          1,315,346

Premises and equipment                                                   1,450,382            562,598
   Less accumulated depreciation                                           172,524             47,914
                                                                     -------------      -------------
      Net property and equipment                                         1,277,858            514,684

Other assets
   Deferred tax asset                                                       29,606             52,033
   Goodwill, net of accumulated amortization of $68,988 and $32,466        904,936            941,458
                                                                     -------------      -------------
      Total other assets                                                   934,542            993,491
                                                                     -------------      -------------

             TOTAL  ASSETS                                           $   4,864,034      $   2,823,521
                                                                     -------------      -------------
                                                                     -------------      -------------



                      LIABILITIES AND SHAREHOLDERS' EQUITY


LIABILITIES

   Accounts payable                                                  $     334,867      $     104,033
   Accrued expenses and other liabilities                                  328,987            195,908
   Notes payable - related party                                           700,000          1,300,000
   Current portion of note payable - American State Bank                    10,233                -
   Accrued interest payable                                                 14,819             11,589
   Accrued federal income tax payable                                       15,060                -
                                                                     -------------      -------------
      Total current liabilities                                          1,403,966          1,611,530

   Long term portion of note payable - American State Bank                 148,143                -
                                                                     -------------      -------------
      Total liabilities                                                  1,552,109          1,611,530

SHAREHOLDERS' EQUITY
   Common stock, $.001 par value; 50,000,000 shares
      authorized; 12,765,000 and 12,500,000 issued and
      outstanding in 1998 and 1997 respectively                             12,765             12,500
   Additional paid-in capital                                            2,007,715          1,681,230
   Retained earnings (deficit)                                           1,291,445           (481,739)
                                                                      ------------      -------------
      Total shareholders' equity                                         3,311,925          1,211,991
                                                                     -------------      -------------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $   4,864,034      $   2,823,521
                                                                     -------------      -------------
                                                                     -------------      -------------


The accompanying notes are an integral
part of these consolidated financial statements

                            COLUMBIA CAPITAL CORP.
        CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED

                                                          For the Three Months           For the Nine Months
                                                           Ended September 30,            Ended September 30,
                                                      ----------------------------    ----------------------------
                                                          1998            1997            1998            1997
                                                      ------------    ------------    ------------    ------------
REVENUE
  Pride                                               $     84,000    $    175,800    $    263,000    $    301,600
  Credit card                                            3,041,514         153,138       7,740,448         406,281
  Banking                                                  150,629         229,690         616,018         385,592
  Mail operations                                          383,841          41,689         826,255          89,975
  Courier                                                    8,850          24,475          51,235          40,825
  Other                                                      9,561           3,957          18,877          12,863
                                                      ------------    ------------    ------------    ------------
    Total operating revenue                              3,678,395         628,749       9,515,833       1,237,136

EXPENSES
  Salaries and employee benefits                           856,382         532,748       2,307,886         831,152
  Travel and entertainment                                  40,953          33,986          92,656          37,401
  Equipment lease                                          489,729         229,405       1,318,048         373,775
  Facilities rent                                          113,311          77,494         333,474         101,694
  Repairs and maintenance                                  163,785         134,304         438,642         206,795
  Depreciation                                              53,884           3,418         124,685          22,059
  Amortization of goodwill                                  12,174          10,146          36,522          10,146
  Insurance                                                 27,948          11,529          67,934          15,760
  Computer and office supplies                             166,944          50,430         459,708          78,802
  Postage and delivery fees                                 22,382           7,502          58,198          12,480
  Telephone                                                228,732          12,219         669,037          36,181
  Professional and outside services                        290,599           1,473         557,989          18,746
  Taxes                                                     15,485           9,449          52,427          15,748
  Other                                                    113,076          71,620         248,851          77,189
                                                      ------------    ------------    ------------    ------------
    Total operating expenses                             2,595,384       1,185,723       6,766,057       1,837,928
                                                      ------------    ------------    ------------    ------------

INCOME (LOSS) FROM OPERATIONS                            1,083,011        (556,974)      2,749,776        (600,792)

Other income (expense)
  Costs related to acquisition                                 -          (186,921)            -          (186,921)
  Interest income                                           13,916             -            34,607             -
  Interest expense                                         (28,320)        (12,057)        (96,010)        (14,592)
                                                      ------------    ------------    ------------    ------------
    Total other expense                                    (14,404)       (198,978)        (61,403)       (201,513)
                                                      ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE TAX                                 1,068,607        (755,952)      2,688,373        (802,305)

  Income tax expense (benefit)                             364,469        (257,024)        915,189        (257,985)
                                                      ------------    ------------    ------------    ------------

NET INCOME (LOSS) BEFORE
  COMPREHENSIVE INCOME                                     704,138    $   (498,928)      1,773,184        (544,320)

  Comprehensive income                                         -               -               -               -
                                                      ------------    ------------    ------------    ------------
NET COMPREHENSIVE INCOME (LOSS)                       $    704,138    $   (498,928)   $  1,773,184    $   (544,320)
                                                      ------------    ------------    ------------    ------------
                                                      ------------    ------------    ------------    ------------
Basic earnings (loss) per share                       $       0.06    $      (0.04)   $       0.14    $      (0.04)
                                                      ------------    ------------    ------------    ------------
                                                      ------------    ------------    ------------    ------------
Diluted earnings (loss) per share                     $       0.05    $      (0.04)   $       0.14    $      (0.04)
                                                      ------------    ------------    ------------    ------------
                                                      ------------    ------------    ------------    ------------
Weighted average shares outstanding                     13,089,889      12,500,000      12,773,283      12,500,000
                                                      ------------    ------------    ------------    ------------
                                                      ------------    ------------    ------------    ------------


The accompanying notes are an integral
part of these consolidated financial statements

                            COLUMBIA CAPITAL CORP.
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
             NINE MONTHS ENDED SEPTEMBER 30, 1998 (UNAUDITED) AND
                    YEAR ENDED DECEMBER 31, 1997 (AUDITED)


                                                   Common Stock            Additional           Retained
                                            --------------------------       Paid-In            Earnings
                                              Shares          Amount         Capital            (Deficit)           Total
                                            ----------      ----------   ---------------    ----------------   ----------------
BALANCE - DECEMBER 31, 1996                  2,500,000      $    2,500   $        66,230    $        (57,371)  $         11,359

  Effect of reverse stock split             (1,250,000)         (1,250)            1,250                -                  -
  Equity acquired in stock exchange         11,250,000          11,250         1,588,750                -             1,600,000
  Stock issued in exchange for services          -                -               25,000                -                25,000
  Net loss                                       -                -                 -               (424,368)          (424,368)
                                            ----------      ----------   ---------------    ----------------   ----------------

BALANCE - DECEMBER 31, 1997                 12,500,000          12,500         1,681,230            (481,739)         1,211,991

  Issuance of common stock                     265,000             265           281,485                -               281,750
  Stock options                                   -               -               45,000                -                45,000
  Net income                                      -               -                 -              1,773,184          1,773,184
                                            ----------      ----------   ---------------    ----------------   ----------------

BALANCE - SEPTEMBER 30, 1998                12,765,000      $   12,765   $     2,007,715    $      1,291,445   $      3,311,925
                                            ----------      ----------   ---------------    ----------------   ----------------
                                            ----------      ----------   ---------------    ----------------   ----------------

The accompanying notes are an integral
part of these consolidated financial statements

                            COLUMBIA CAPITAL CORP.
              CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                           For the Three Months               For the Nine Months
                                                            Ended September 30,                Ended September 30,
                                                      -------------------------------    ------------------------------
                                                           1998             1997              1998             1997
                                                      --------------   --------------    --------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                    $      704,138   $     (498,928)   $    1,773,184   $    (544,320)
 Adjustments to reconcile net income to
  net cash provided by operations
   Depreciation and amortization                              66,058           13,564           161,208          32,205
   Deferred income tax (benefit) expense                        (921)        (322,812)          144,636        (322,812)
   (Increase) decrease in
       Accounts receivable                                    83,023          (28,693)         (236,727)        303,369
       Deposits and prepaid expenses                         340,522          (52,757)         (469,238)        (87,805)
   (Decrease) increase in
       Accruals and accounts payable                        (357,820)         (59,799)          382,202         (25,473)
                                                      --------------   --------------    --------------   -------------
Net cash provided by (used in) operating activities          835,000         (949,425)        1,755,265        (644,836)

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of fixed assets                                   (443,339)         (82,970)         (887,859)        (96,755)
 Investment in interest bearing deposit                         -                -             (300,000)           -
                                                      --------------   --------------    --------------   -------------
Net cash used in investing activities                       (443,339)         (82,970)       (1,187,859)        (96,755)

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from line of credit, net of payments              (150,000)       1,050,000          (600,000)        963,000
 Proceeds from ASB note, net of payments                      (1,624)            -              158,376            -
 Proceeds from the sale of stock                             113,000             -              326,750            -
                                                      --------------   --------------    --------------   -------------
Net cash (used in) provided by financing activities          (38,624)       1,050,000          (114,874)        963,000
                                                      --------------   --------------    --------------   -------------

NET INCREASE IN CASH
  AND CASH EQUIVALENTS                                       353,037           17,605           452,532         221,409

Cash and cash equivalents at beginning of period             117,356          238,108            17,861          34,304
                                                      --------------   --------------    --------------   -------------

CASH AND CASH EQUIVALENTS AT SEPTEMBER 30,            $      470,393   $      255,713    $      470,393   $     255,713
                                                      --------------   --------------    --------------   -------------
                                                      --------------   --------------    --------------   -------------

SUPPLEMENTAL DISCLOSURE
 OF CASH FLOW INFORMATION:
  Interest paid                                       $       28,320   $       12,057    $       96,010   $      14,592
  Taxes paid                                                 324,000             -              760,000          24,432

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

     ORGANIZATION AND NATURE OF OPERATIONS

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

     The Subsidiary was incorporated on October 21, 1983, pursuant to the provisions of the Texas Business Corporation Act. The Subsidiary's business activities include the processing of credit card purchases for numerous businesses in various industries throughout the United States and data processing for various banks. (See Note 5)

     MANAGEMENT REPRESENTATION

     Management believes the financial statements include all adjustments necessary in order to present a fair presentation and ensure that the financial statements are not misleading.

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

     ACCOUNTS RECEIVABLE

     The Company utilizes the allowance method for uncollectible accounts receivable. Management estimates the uncollectible accounts and provides for them in the allowance. The balance of the allowance for uncollectible accounts was $20,000 at September 30, 1998 and December 31, 1997.

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

       INTANGIBLE ASSETS

       Intangible assets are reported at historical cost and consist of goodwill. Goodwill is amortized using the straight-line method over 20 years. The Company has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, under which the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. No provision for impairment has been recognized with respect to the Company's long lived assets.

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

       PER SHARE DATA

       In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128) was issued. Under SFAS 128, net earnings per share ("EPS") are computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. SFAS 128 replaces fully diluted EPS, which the Company was not previously required to report, with EPS, assuming dilution. The Company adopted SFAS 128 effective December 31, 1997. The effect of this accounting change on previously reported EPS data is not significant. The computation of earnings (loss) per share of common stock is based on the weighted average number of shares outstanding in 1998 and 1997 of 12,633,590 and 12,500,000 respectively, adjusted retroactively to reflect the one for two reverse split effective September 1, 1997. The computation of diluted earnings (loss) per share of common stock is based on the weighted average number of shares and equivalent shares outstanding in 1998 and 1997 of 12,773,283 and 12,500,000, respectively. No potential common shares existed at December 31, 1997; therefore, basic loss per share equals diluted loss per share at that date.

       PREFERRED STOCK

       The Company, under its articles of incorporation, has the authority to issue up to five million (5,000,000) shares of preferred stock with a par value of $.001 each, totaling five thousand dollars ($5,000). The Board of Directors is authorized to provide for the issuance of the shares of preferred stock in series by filing a certificate pursuant to the applicable law of the State of Delaware, to establish the number of shares to be included in each such series, and to fix the designations, powers, preferences, rights and limitations of the shares of each series.

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

NOTE 3: DISPOSITION OF FORMER SUBSIDIARIES CENTRAL CAPITAL CORP. AND HUDSON RESOURCES, INC.

       On February 28, 1997, the Company determined that its two subsidiary corporations, Central Capital Corp. and Hudson Resources, Inc. had no value and would hinder the Company in it's acquisition efforts. Therefore, the two companies were sold to the Company's principal shareholder, Mr. Lynn Dixon at their book value of $1,361. As a result of this sale the Company recognized no gain or loss.

NOTE 3: DISPOSITION OF FORMER SUBSIDIARIES CENTRAL CAPITAL CORP. AND HUDSON RESOURCES, INC. - CONTINUED

       Details of the net assets and operations for the subsidiaries are presented below.

       Former Subsidiaries Assets and Liabilities:

                                                                        February 28,
                                     ASSETS                                 1997
                                                                        ------------
               Cash                                                     $      1,109
               Organization costs, net                                           252
                                                                        ------------

                    Total Assets                                        $      1,361
                                                                        ------------
                                                                        ------------

                    LIABILITIES AND SHAREHOLDERS' EQUITY

               Common stock                                             $      5,000
               Contributed capital                                            23,609
               Retained earnings                                             (27,248)
                                                                        ------------

                    Total Liabilities and Shareholder's Equity          $      1,361
                                                                        ------------
                                                                        ------------

            Former Subsidiaries Operations:

               Legal and professional expense                           $      1,400
               Amortization expense                                               32
                                                                        ------------

                    Net loss                                            $     (1,432)
                                                                        ------------
                                                                        ------------

NOTE 4:   AMENDMENT TO THE COMPANY'S ARTICLES OF INCORPORATION

       In a September 19, 1997 Certificate of Amendment to Certificate of Incorporation, pursuant to the terms of an agreement and plan of reorganization dated August 29, 1997, the Company effectuated a 1 for 2 reverse stock split as to its shares of common stock outstanding as of September 1, 1997, which decreased the shares from 2,500,000 to 1,250,000. The Certificate of Amendment also resolved that the Corporation shall, as amended, have the authority to issue fifty million (50,000,000) shares of common stock with par value of $.001 each, totaling fifty thousand dollars ($50,000) and five million (5,000,000) shares of preferred stock with par value of $.001 each, totaling five thousand dollars ($5,000). The board of directors is authorized, subject to limitations prescribed by law and the provisions of this Article, to provide for the issuance of the shares of preferred stock in series by filing a certificate pursuant to the applicable law of the State of Delaware, to establish the number of shares, to fix the designations, powers, preferences, rights, qualifications, limitations and/or restrictions, to be included in each such series. At September 30, 1998 and December 31, 1997, there were no preferred shares issued or outstanding.

NOTE 5:   ACQUISITION OF FIRST INDEPENDENT COMPUTERS, INC.

       On April 30, 1997, Mr. Glenn M. Gallant and Mr. Douglas R. Baetz purchased all of the issued and outstanding stock of First Independent Computers, Inc. (FICI) then owned by Security Shares, Inc., a bank holding company, for $1,600,000. The transaction was accounted for utilizing "pushdown accounting", whereby all assets and liabilities of FICI were restated at their estimated market value on the purchase date. The fair market value of the restated assets was $1,200,746 and the fair value of the restated liabilities was $574,670 at May 1, 1997. The purchase price (equity) of $1,600,000 plus the restated liabilities of $574,670 totaled $2,174,670 as of the date of purchase. The difference between the revalued liabilities and equity of $2,174,670 less the restated assets of $1,200,746 resulted in the recording of $973,924 as goodwill to be amortized over an estimated benefit period of twenty (20) years. Goodwill amortization expense amounts to $4,058 monthly, with $36,525 of amortization expense included in the period ending September 30, 1998 and $32,466 (from May 1, 1997 to December 31, 1997) of amortization expense included in the year ending December 31, 1997 results of operation.

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

       The accompanying financial statements have been presented, for accounting purposes, as a recapitalization of FICI, with FICI as the acquirer of the Company. Further, in connection with the transactions relating to the Stock Purchase Agreement and the acquisition of the FICI Common Stock by Messrs. Baetz and Gallant, such persons obtained a controlling interest in FICI and, thereafter, the Company. Therefore, these transactions were transactions between entities under common control. Accordingly, the business combination between the Company and FICI was accounted for in a manner similar to a pooling of interests, whereby the accounts of the entities involved were not revalued, rather they were combined at their historical basis.

       The Company's consolidated financial statements were restated to include the results of operations of FICI from May 1, 1997, the acquisition date of FICI by Messrs. Baetz and Gallant. There were no adjustments to net assets of the combining companies necessary for either to adopt the same accounting practices.

NOTE 6:   FINANCIAL INSTRUMENTS

       The estimated fair values of the Company's financial instruments at September 30, 1998 were as follows:

                                                               Carrying        Fair
                                                                Amount         Value
                                                             -----------    -----------
       Financial assets:
           Cash and interest bearing deposits with banks     $ 1,073,971    $ 1,073,971
           Accounts receivable                                   759,265        759,265
       Financial liabilities:
           Notes payable                                     $   858,376    $   858,376
           Accrued interest payable                               14,819         14,819

       The estimated fair values of the Company's financial instruments at December 31, 1997 were as follows:

                                                               Carrying        Fair
                                                                Amount         Value
                                                             -----------    -----------
       Financial assets:
           Cash and interest bearing deposits with banks     $    321,439   $    321,439
           Accounts receivable                                    522,538        522,538
       Financial liabilities:
           Notes payable                                     $  1,300,000   $  1,300,000
           Accrued interest payable                                11,589         11,589

       The method(s) and assumptions used to estimate the fair value of financial instruments are disclosed in Note 1, "Fair Values of Financial Instruments".

NOTE 7:   INCOME TAXES

       The Company files a consolidated federal income tax return; however, federal income taxes are allocated between the Company and Subsidiary based on statutory rates. The consolidated income tax expense (benefit), as a percentage of pretax earnings, differs from the statutory federal income tax rate as follows:

                                               Three Months Ended          Nine Months Ended
                                                  September 30,              September 30,
                                              ---------------------      ---------------------
                                                1998         1997          1998         1997
                                              --------     --------      --------     --------
       Statutory federal income tax rate        34.00%     (34.00)%        34.00%     (34.00)%
       Non-deductible expenses                   0.11          -             .04          -
       Other                                       -           -              -         1.85
                                              --------     --------      --------     --------
          Effective income tax rate             34.11%     (34.00)%        34.04%     (32.15)%
                                              --------     --------      --------     --------
                                              --------     --------      --------     --------

       Income tax expense (benefit) is comprised of the following:

                                                Three Months Ended            Nine Months Ended
                                                   September 30,                September 30,
                                              -----------------------      -----------------------
                                                 1998         1997            1998       1997
                                              ----------   ----------      ----------   ----------
       Current income tax expense (benefit)    $365,390    $(257,024)        $770,553   $(257,985)
       Deferred income tax expense (benefit)       (921)        -             144,636        -
                                              ----------   ----------      ----------   ----------
                                               $364,469    $(257,024)        $915,189   $(257,985)
                                              ----------   ----------      ----------   ----------
                                              ----------   ----------      ----------   ----------

       The tax effects of temporary differences that gave rise to deferred tax assets as of September 30, 1998 and December 31, 1997, respectively:

       Depreciation and amortization             $   9,249    $  52,033
       Net operating loss carryforwards             13,923      122,209
       Other                                         6,434         -
                                                 ---------    ---------
          Net deferred tax assets                $  29,606    $ 174,242
                                                 ---------    ---------
                                                 ---------    ---------

       The Company had available consolidated net operating loss carryforwards for federal income tax purposes of $360,783 for December 31, 1997. The consolidated net operating loss carryforwards at December 31, 1997 will expire as shown below.

                         Year                     Amount
                       --------                 ----------
                         2008                   $    804
                         2009                      4,297
                         2010                     21,545
                         2011                      3,359
                         2012                    330,778

       The Company expects to utilize all or substantially all of the net operating loss carryforwards in 1998; therefore, no valuation allowance has been recorded against the deferred tax asset generated by the net operating loss carryforward.

NOTE 8:   NOTES PAYABLE

       The Subsidiary, has extended an operating line of credit through Century Financial Group, Inc., a company owned by the Company's primary shareholders. The original line of credit with the same Century Financial Group, Inc. provides the Subsidiary with a maximum operating line of credit of two million dollars ($2,000,000). Advances on the line of credit, not to exceed the maximum limit, are made at the discretion of the Subsidiary's management. The line of credit is secured by all assets of the Subsidiary. The line of credit carries an annual percentage rate of ten percent (10%). Under the terms of the line of credit, the Subsidiary pays interest on a monthly basis with the unpaid principal due at maturity, September 15, 1999. The outstanding balance on the line of credit as of September 30, 1998 and December 31, 1997 was $700,000 and $1,300,000.

       The subsidiary has a real estate lien note through American State Bank formerly Security State Bank. The real estate note, dated August 1, 1998, in the amount of one hundred sixty thousand dollars ($160,000) carries an annual interest rate of Wall Street prime plus one percent (1%), with the unpaid principal and interest due and payable in 35 monthly installments of $2,100 and a final payment of all principal and interest outstanding. The note has a maturity date of August 1, 2001. The note is secured by a Deed of Trust to a building in which the note proceeds were used to purchase and renovate. The outstanding balance on the note as of September 30, 1998 was $158,376.

NOTE 9:   LEASE OBLIGATIONS

       The Company has entered into various operating lease agreements. Under terms of an operating lease with IBM Corporation, certificates of deposit with a carrying value of $603,578 at September 30, 1998, were pledged as collateral against Bank One letters of credit in favor of IBM.

       The future minimum payments for leased property under these noncancellable lease agreements for each of the next five years ending December 31, 2003, are as follows:

                         1998                     $   352,197
                         1999                       1,081,569
                         2000                         712,763
                         2001                         214,457
                         2002                         174,760
                         2003                          73,958
                                                  -----------
                         Lease obligations        $ 2,609,704
                                                  -----------
                                                  -----------

       No commitments for leased property extend more than five years.

       The Company currently leases its office space, 52,248 square feet, from American State Bank at an annual cost of approximately $400,000. The lease made on August 1, 1997 is for a term of two years expiring July 31, 1999.

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

       On October 1, 1997 the Subsidiary entered into a five year contract to process credit card activity and produce account statements for Best Bank. This contract represented approximately $500,000 per month in additional operating revenue in November and December of 1997.

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

       For the nine months ended September 30, 1998, revenue from the Best Bank portfolio (the "Portfolio") accounted for approximately 84% of the Company's total revenues. No other customers accounted for 10% or more of the Company's total revenues. Since the Best Bank failure in July 1998 the Company has continued its role as processor for the Portfolio accounts and is receiving payment from the Federal Deposit Insurance Corporation ("the FDIC") for its processing costs. As of September 30, 1998, the Company's accounts receivable from the FDIC relating to the Portfolio was $457,994, all current. The Company can not speculate on the extent to which it will continue to process the Portfolio. The loss of processing revenue associated with the Portfolio could have a material effect on the Company's financial statements.

NOTE 11:  RELATED PARTY TRANSACTIONS

       On December 1, 1997, the Subsidiary entered into a lease agreement with The Century Group, Inc., (the "Landlord"), owned by the Company's primary shareholders Glenn Gallant and Douglas Baetz, for office space located at 2701 West Oakland Park Boulevard, Ft. Lauderdale, Florida, 33311. The term of the lease is for one (1) year for the sum of thirty-one thousand seven hundred forty-six dollars ($31,746), plus applicable sales and use taxes. The Company also agrees to pay the Landlord, as additional rent for its share of the operating expenses associated with the premises. The Subsidiary's financing source, Century Financial Group, Inc., is owned by the Company's primary shareholders, Glenn Gallant and Douglas Baetz. Interest expense and accrued interest payable to Century Financial Group, Inc. amounted to $55,479 and $13,479 as of September 30, 1998.

NOTE 12:  STOCK OPTION PLAN

       The Company has adopted a stock plan to provide for the granting of options to senior management of the Company. As of September 30, 1998, the Company has allocated 1,250,000 shares of stock for issuance under the plan. On July 1, 1998 the Company granted 350,000 options.

       The following table shows the vesting schedule and the exercise price for each of the seven directors awarded options.

                                                     Options vested
                                             -------------------------------      Total
                               Exercise      July 1,  October 1,  January 1,     Options
             Director           Price         1998      1998        1999         Granted
       --------------------    --------      -------  ----------  ----------    ---------
       Glenn M. Gallant         $ 2.96        16,666    16,667      16,667        50,000
       Douglas R. Baetz         $ 2.96        16,666    16,667      16,667        50,000
       Kenneth A. Klotz         $ 2.28        16,666    16,667      16,667        50,000
       Charles LaMontagne       $ 2.28        16,666    16,667      16,667        50,000
       Olan Beard               $ 2.28        16,666    16,667      16,667        50,000
       Donald Thone             $ 2.28        16,666    16,667      16,667        50,000
       Robert Feldman           $ 2.28        16,666    16,667      16,667        50,000
                                                                                ---------
                                                                                 350,000
                                                                                ---------
                                                                                ---------

       Messrs. Baetz and Gallant, having greater than 10% of the outstanding shares of the Company at July 1, 1998, were granted options with an exercise price set at 110% of the fair market value of the Company's common stock at the date of the grant. The remaining five directors were granted options with an exercise price set at 85% of the fair market value of the Company's common stock at the date of the grant. As of September 30, 1998 no options under the plan had been exercised.

       The Company accounts for the options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which compensation cost is recognized for the difference in the option's exercise price and the fair market value of the stock as of the date of each grant over the vesting period. The effect of further compensation cost for the plan, had it been included in the income statement as provided for in SFAS No. 123, "Accounting for Stock-Based Compensation," would have resulted in an insignificant reduction to the Company's net earnings and earnings per share on a pro forma basis, based on estimates using an accepted options pricing model.

NOTE 13:  CONDENSED FINANCIAL INFORMATION - PARENT COMPANY

       The following represents consolidated financial information of the parent company as of September 30, 1998 and December 31, 1997 utilizing the equity method of accounting.

     CONDENSED BALANCE SHEET:

                         ASSETS                      September 30,      December 31,
                                                         1998               1997
                                                     -------------      ------------
       Current assets
        Cash and cash equivalents                    $       2,108      $      1,689
        Prepaid expenses and other assets                  149,000            15,024
                                                     -------------      ------------
          Total current assets                             151,108            16,713

        Investment in subsidiary                         3,475,384         1,379,969
                                                     -------------      ------------

                   TOTAL ASSETS                      $   3,626,492      $  1,396,682
                                                     -------------      ------------
                                                     -------------      ------------

                                                                     September 30,     December 31,
                                                                         1998              1997
                                                                     -------------     ------------
                LIABILITIES AND SHAREHOLDERS' EQUITY

       LIABILITIES
         Accrued expenses and other liabilities                      $      37,961            5,000
         Due to subsidiary                                                 276,606          179,691
                                                                     -------------     ------------
          Total current liabilities                                        314,567          184,691

       SHAREHOLDERS' EQUITY
         Common stock                                                       12,765           12,500
         Capital surplus                                                 2,007,715        1,681,230
         Retained earnings (deficit)                                     1,291,445         (481,739)
                                                                     -------------     ------------
          Total shareholders' equity                                     3,311,925        1,211,991
                                                                     -------------     ------------

                TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $   3,626,492     $  1,396,682
                                                                     -------------     ------------
                                                                     -------------     ------------

    CONDENSED INCOME STATEMENT:

       REVENUES
         Undistributed earnings (loss) of subsidiary                 $   2,050,415     $   (220,031)
                                                                     -------------     ------------
          Total revenues                                                 2,050,415         (220,031)

       EXPENSES
         Stockholder costs and fees                                          8,028              581
         Professional and outside services                                 296,504           27,851
         Marketing                                                         112,216             -
         Amortization expense                                                 -                 189
         Costs related to acquisition                                         -             186,921
         Other operating                                                     1,568              647
                                                                     -------------     ------------
          Total expenses                                                   418,316          216,189

         Net loss related to discontinued operations                          -              (1,432)
                                                                     -------------     ------------

       INCOME (LOSS) BEFORE FEDERAL INCOME TAX                           1,632,099         (437,652)

         Income tax benefit                                               (141,085)         (13,284)
                                                                     -------------     -------------

       Net income (loss)                                             $   1,773,184     $   (424,368)
                                                                     -------------     ------------
                                                                     -------------     ------------

NOTE 13:       CONDENSED FINANCIAL INFORMATION - PARENT COMPANY - CONTINUED

                                                                     September 30,     December 31,
                                                                         1998              1997
                                                                     -------------     ------------
     CONDENSED STATEMENT OF CASH FLOWS:

       CASH FLOWS FROM OPERATING ACTIVITIES
        Net income (loss)                                            $   1,773,184     $   (424,368)
        Adjustments to reconcile net income (loss) to
         net cash provided by operations
               Undistributed earnings in subsidiary                     (2,050,415)         220,031
               Depreciation and amortization                                  -                 189
               Prepaid expenses and other assets                          (133,976)         (13,436)
               Accruals and accounts payable                               129,876          209,515
                                                                     -------------     ------------
       Net cash used by operating activities                              (281,331)          (8,069)


       CASH FLOWS FROM FINANCING ACTIVITIES
               Issuance of common stock                                    281,750             -
                                                                     -------------     ------------

     NET INCREASE IN CASH AND CASH EQUIVALENTS                                 419           (8,069)

     CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                          1,689            9,758
                                                                     -------------     ------------

     CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $       2,108     $      1,689
                                                                     -------------     ------------
                                                                     -------------     ------------

NOTE 14:  CONSULTING AGREEMENTS

       On March 20, 1998, Columbia Capital Corp. entered into a consulting agreement with Worldwide Corporate Finance ("Worldwide"). Worldwide, through its individual affiliate, Michael Markow, provides the Company with consulting services, including long term business, managerial and financial planning; investigating and analysis in corporate reorganizations and expansion in merger and acquisition opportunities; and the introduction of business opportunities for credit card processing services. The consulting agreement expires on March 19, 1999. As compensation for services, the Company granted to Mr. Markow options to purchase up to 300,000 shares of Common Stock, which are the subject of a currently effective registration statement, on the following terms and conditions: (i) options to purchase up to 150,000 shares of Common Stock at an exercise price of $0.95 per share, exercisable from April 1, 1998 until March 31, 1999; (ii) options to purchase up to 75,000 shares of Common Stock at an exercise price of $0.95 per share, exercisable from June 19, 1998 until March 19, 1999; and (iii) options to purchase up to 75,000 shares of Common Stock at an exercise price of $0.95 per share, exercisable from September 19, 1998 until September 19, 1999.

       Worldwide has elected to receive payment in the form of non-cash transactions by exercising the options against amounts otherwise payable for services rendered by Mr. Markow, in which the fee will be considered to be paid in full by delivery to Mr. Markow of the shares underlying such options upon exercise thereof.

       In addition, options to purchase up to 400,000 shares of Common Stock, have been issued to Mr. Markow, which is the subject of a currently effective registration statement, on the following terms and conditions: (i) options to purchase up to 100,000 shares of Common Stock at an exercise price of $1.70 per share, exercisable from April 1, 1998 until August 31, 1998; (ii) options to purchase up to 100,000 shares of Common Stock at an exercise price of $1.70 per share, exercisable from April 1, 1998 until October 31, 1998; (iii) options to purchase up to 100,000 shares of Common Stock at a per share exercise price equal to 85% of the closing bid market value of the Common Stock on the date of exercise of such options, exercisable from April 1, 1998 until March 31, 1999; and (iv) options to purchase up to 100,000 shares of Common Stock at a per share exercise price equal to 85% of the closing bid market value of the Common Stock on the date of exercise of such options, exercisable from April 1, 1998 until March 31, 2000.

       On March 20, 1998, the Company entered into an additional consulting agreement with Worldwide relating to prospective financing transactions. Compensation for these services will be paid in the form of restricted securities on a transaction by transaction basis.

       As of September 30, 1998, Worldwide has exercised options to purchase 265,000 shares of Columbia Capital Corp. Common Stock. Details of the transactions are as follows:

          On April 17, and June 1, 1998, Worldwide exercised options to purchase 150,000 and 75,000 shares, respectively, of the Company's Common Stock at $0.95 per share resulting in a transaction valued at $142,500 and $71,250, respectively.

          On August 14, and August 19, 1998, Worldwide exercised options to purchase 20,000 shares, for a total of 40,000 shares, of the Company's Common Stock at $1.70 per share resulting in transactions valued at $68,000.

       The fair value of the options granted approximate the value of the services to be provided by Mr. Markow and is being recognized as a component of consulting fees in the income statement over the term of the agreement.

       On July 1, 1998, Columbia Capital Corp. entered into a consulting agreement with Matthias and Berg, LLP ("the Firm"). The Firm, through its partner, Jeffrey Berg, provides the Company with consulting and litigation services, including long term business, managerial and financial litigation support; investigating and analysis in corporate reorganizations and legal expertise on merger and acquisition opportunities. As compensation for services, the Company granted to the Firm options to purchase up to 100,000 shares of Common Stock, which are the subject of a currently effective registration statement, on the following terms and conditions: (i) options to purchase up to 100,000 shares of Common Stock at an exercise price of $2.28 per share, exercisable from July 1, 1998. The fair value of consulting and litigation services provided by the Firm is being recognized as the services are provided. As of September 30, 1998 no options have been exercised under the agreement.

NOTE 15:  YEAR 2000

       The Year 2000 issue is a programming issue that may affect many electronic processing systems. Until recently, in order to minimize the length of data fields, most date-sensitive programs eliminated the first two digits of the year. This issue could affect information technology ("IT") systems and date-sensitive embedded technology that controls certain systems (such as telecommunications systems, security systems, etc.) leaving them unable to properly recognize or distinguish dates in the twentieth and twenty-first centuries and thereafter. For example, date-sensitive calculations may treat "00" as the year 1900 rather than the year 2000. This treatment could result in significant miscalculations when processing critical date-sensitive information relating to dates after December 31, 1999.

       Year 2000 Compliance requires that neither performance nor functionality be affected by dates prior to, during, and after the year 2000. Specifically, every system must perform as follows:

          1. Correctly handle date information before, during, and after January 1, 2000 when accepting date input, providing date output, and performing calculations on dates or portions of dates
          2. Function according to the documentation before, during, and after January 1, 2000 without changes in operation
          3. Where appropriate, respond to two digit date input in a way that resolves the ambiguity as to century in a disclosed, defined, and predetermined manner
          4. Recognize Year 2000 as a leap year (based on the quad-centennial rule)

       These criteria were derived from the requirements established by the British Standards Institute in DISC PD2000-1 A DEFINITION OF YEAR 2000 CONFORMITY REQUIREMENTS.

       Every mission-critical IT system processed by the Company has been fully tested and certified by its developer to meet the above criteria. In addition, the testing process for most of the IT systems has been certified by an independent third party such as the Information Technology Association of America (ITAA). As part of our Year 2000 effort, we have reviewed the scope and methodology of the testing performed by each developer to ensure that it was inclusive of all the processes we perform with that product. Although we are confident each IT system is year 2000 compliant, we are currently testing all systems to ensure that they will continue to coexist and function properly in our environment. We are also testing with our customers and other entities to ensure that every ancillary system that we are using is also Year 2000 compliant.

       Other IT systems are licensed from third parties. These third parties have either assured the Company that their system is Year 2000 compliant or identified necessary system upgrades to make their system Year 2000 compliant. The Company anticipates receiving the necessary systems upgrades and completing Year 2000 compliance testing of these other IT systems by March 31, 1999.

       The Year 2000 issue may also affect the Company's date-sensitive embedded technology, which controls systems such as the telecommunications systems, security systems, etc. The Company does not believe that the cost to modify or replace such technology to make it Year 2000 compliant will be material. But, if such modifications or replacements, if required, are not made, the Year 2000 issue could have a material adverse effect on the operations, financial condition and results of operations of the Company.

       Ultimately, the potential impact of the Year 2000 issue will depend not only on the corrective measures the Company undertakes, but also on the way in which the Year 2000 issue is addressed by governmental agencies, businesses and other entities that provide data to, or receive data from, the Company or any of the Company's subsidiaries, or whose financial condition or operations are important to the Company or any of the Company's subsidiaries, such as significant suppliers and customers. The Company is initiating communications with significant customers and vendors to evaluate the risk of their failure to be Year 2000 compliant and to determine the extent to which the Company may be vulnerable to such failure. There can be no assurance that the systems of these third parties will be Year 2000 compliant by December 31, 1999 or that the failure of these third parties to be Year 2000 compliant will not have a material adverse effect on the operations, financial condition and results of operation of the Company.

       The cost of IT and embedded technology systems testing and upgrades is not expected to be material to the Company consolidated operating results. The Company estimates incurring costs for Year 2000 compliance testing and its communications program, which will be recorded as a non-operating expense. The Company will capitalize and amortize the cost of system upgrades over future periods. The Company intends to fund these costs with cash from operations.

       The Company believes that the most significant Year 2000 issue risks relate to third parties' failures to be Year 2000 compliant. But, because the Company's assessment of and solution implementation for the Year 2000 issue is still in process, the Company has not yet developed contingency plans for these risks and the risk of the Company's failure to be Year 2000 compliant. Management intends to complete contingency plans for the Year 2000 issue by December 31, 1998.

       There can be no absolute assurance that these IT systems will be Year 2000 compliant by December 31, 1999. If any of these IT systems are not Year 2000 compliant by December 31, 1999, then the Year 2000 issue could have a material adverse effect on the operations, financial condition and results of operations of the Company.

NOTE 16:  SUBSEQUENT EVENTS

       On November 2, 1998, the Company was notified by Messrs. Gallant, Chairman of the Board and Secretary, and Baetz, a Director, who own approximately eighty percent (80%) of the Company's issued and outstanding stock, that they had been served by the District of Colorado on civil actions with pleadings involving the Federal Deposit Insurance Corporation (FDIC). The pleadings involving the FDIC are in relation to another entity owned by Messrs. Gallant and Baetz. The Company and it's Subsidiary are not parties in the litigation.

       On November 3, 1998, the Company accepted the resignations of Messrs. Gallant, Chairman of the Board and Secretary, and Baetz, a Director. The resignations were accepted due to the potential conflict of interest between Messrs. Gallant and Baetz and the Company's largest customer, the FDIC, as receiver of BestBank.

       On November 3, 1998, Kenneth Klotz, President and Director of the Company, was named to the additional post of Chairman of the Board of Directors. Charles LaMontagne, the Company's Chief Financial Officer, was named to the post of Secretary. Messrs. Klotz and LaMontagne have been senior executives of the Company's Subsidiary since 1994.

                            COLUMBIA CAPITAL CORP.
                     PRO FORMA CONSOLIDATED BALANCE SHEETS
             NINE MONTHS ENDED SEPTEMBER 30, 1998 (UNAUDITED) AND
                     YEAR ENDED DECEMBER 31, 1997 (AUDITED)


                                                                          September 30,      December 31,
                                ASSETS                                        1998               1997
                                                                          -------------      ------------
Current assets
  Cash and cash equivalents                                                $  470,393         $   17,861
  Interest bearing deposits with banks                                        603,578            303,578
  Accounts receivable, net                                                    759,265            522,538
  Prepaid expenses                                                            813,891            255,959
  Deferred tax asset                                                             -               122,209
  Other assets                                                                  4,507             93,201
                                                                           ----------         ----------
    Total current assets                                                    2,651,634          1,315,346

Premises and equipment                                                      1,450,382            562,598
  Less accumulated depreciation                                               172,524             47,914
                                                                           ----------         ----------
    Net property and equipment                                              1,277,858            514,684

Other assets
  Deferred tax asset                                                           29,606             52,033
  Goodwill, net of accumulated amortization of $68,988 and $32,466            904,936            941,458
                                                                           ----------         ----------
    Total other assets                                                        934,542            993,491
                                                                           ----------         ----------
      TOTAL  ASSETS                                                        $4,864,034         $2,823,521
                                                                           ----------         ----------
                                                                           ----------         ----------

              LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

  Accounts payable                                                         $  334,867         $  104,033
  Accrued expenses and other liabilities                                      328,987            195,908
  Notes payable - related party                                               700,000          1,300,000
  Current portion of note payable - American State Bank                        10,233               -
  Acrued interest payable                                                      14,819             11,589
  Acrued federal income tax payable                                            15,060               -
                                                                           ----------         ----------
    Total current liabilities                                               1,403,966          1,611,530

  Long term portion of note payable - American State Bank                     148,143               -
                                                                           ----------         ----------
    Total liabilities                                                       1,552,109          1,611,530

  Common stock, $.001 par value; 50,000,000 shares
    authorized; 12,765,000 and 12,500,000 issued and
    outstanding in 1998 and 1997 respectively                                  12,765             12,500
  Additional paid-in capital                                                2,007,715          1,681,230
  Retained earnings (deficit)                                               1,291,445           (481,739)
                                                                           ----------         ----------
    Total shareholders' equity                                              3,311,925          1,211,991
                                                                           ----------         ----------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $4,864,034         $2,823,521
                                                                           ----------         ----------
                                                                           ----------         ----------


The accompanying note is an integral part of these pro forma consolidated financial statements.

                            COLUMBIA CAPITAL CORP.
     PRO FORMA CONSOLIDATED COMPREHENSIVE STATEMENTS OF INCOME - UNAUDITED


                                            For the Three Months         For the Nine Months
                                             Ended September 30,         Ended September 30,
                                          -------------------------   -------------------------
                                              1998          1997          1998          1997
                                          -----------   -----------   -----------   -----------
REVENUE
  Pride                                   $    84,000   $   175,800   $   263,000   $   565,500
  Credit card                               3,041,514       153,138     7,740,448     1,045,981
  Banking                                     150,629       229,690       616,018       701,707
  Mail operations                             383,841        41,689       826,255       186,645
  Courier                                       8,850        24,475        51,235        72,725
  Other                                         9,561         3,957        18,877        26,771
                                          -----------   -----------   -----------   -----------
    Total operating revenue                 3,678,395       628,749     9,515,833     2,599,329

EXPENSES
  Salaries and employee benefits              856,382       532,748     2,307,886     1,409,972
  Travel and entertainment                     40,953        33,986        92,656        59,990
  Equipment lease                             489,729       229,405     1,318,048       662,458
  Facilities rent                             113,311        77,494       333,474       150,094
  Repair and maintenance                      163,785       134,304       438,642       363,968
  Depreciation                                 53,884         3,418       124,685       183,704
  Amortization of goodwill                     12,174        10,146        36,522        18,262
  Insurance                                    27,948        11,529        67,934        27,969
  Computer and office supplies                166,944        50,430       459,708       171,773
  Postage and delivery fees                    22,382         7,502        58,198        33,167
  Telephone                                   228,732        12,219       669,037        81,421
  Professional and outside services           290,599         1,473       557,989        49,168
  Taxes                                        15,485         9,449        52,427        28,263
  Other                                       113,076        71,620       248,851        88,056
                                          -----------   -----------   -----------   -----------
    Total operating expenses                2,595,384     1,185,723     6,766,057     3,328,265
                                          -----------   -----------   -----------   -----------

INCOME (LOSS) FROM OPERATIONS               1,083,011      (556,974)    2,749,776      (728,936)

Other income (expense)

  Costs related to acquisition                  -          (186,921)        -          (186,921)
  Interest income                              13,916         -            34,607         -
  Interest expense                            (28,320)      (12,057)      (96,010)      (14,592)
                                          -----------   -----------   -----------   -----------
    Total other expense                       (14,404)     (198,978)      (61,403)     (201,513)
                                          -----------   -----------   -----------   -----------

INCOME (LOSS) BEFORE TAX                    1,068,607      (755,952)    2,688,373      (930,449)

  Income tax expense (benefit)                364,469      (257,024)      915,189      (257,985)
                                          -----------   -----------   -----------   -----------

NET INCOME (LOSS) BEFORE
  COMPREHENSIVE INCOME                        704,138      (498,928)    1,773,184      (672,464)
                                          -----------   -----------   -----------   -----------
                                          -----------   -----------   -----------   -----------

  Comprehensive income                          -             -             -             -
                                          -----------   -----------   -----------   -----------

NET COMPREHENSIVE INCOME                  $   704,138   $  (498,928)  $ 1,773,184   $  (672,464)
                                          -----------   -----------   -----------   -----------
                                          -----------   -----------   -----------   -----------

Basic earnings (loss) per share           $      0.06   $     (0.04)  $      0.14   $     (0.05)
                                          -----------   -----------   -----------   -----------
                                          -----------   -----------   -----------   -----------
Diluted earnings (loss) per share         $      0.06   $     (0.04)  $      0.14   $     (0.05)
                                          -----------   -----------   -----------   -----------
                                          -----------   -----------   -----------   -----------
Weighted average shares outstanding        13,089,889    12,500,000    12,773,283    12,500,000
                                          -----------   -----------   -----------   -----------
                                          -----------   -----------   -----------   -----------


The accompanying note is an integral part of these pro forma consolidated financial statements.

                            COLUMBIA CAPITAL CORP.
     PRO FORMA CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
             NINE MONTHS ENDED SEPTEMBER 30, 1998 (UNAUDITED) AND
                    YEAR ENDED DECEMBER 31, 1997 (AUDITED)


                                             Common Stock      Additional     Retained
                                        ---------------------   Paid-In       Earnings
                                          Shares       Amount   Capital       (Deficit)         Total
                                        ----------    -------  ----------    ----------      ----------
BALANCE - DECEMBER 31, 1996             12,500,000    $12,500  $1,681,230    $   94,428      $1,788,158

  Net loss                                   -           -          -          (576,167)       (576,167)
                                        ----------    -------  ----------    ----------      ----------

BALANCE - DECEMBER 31, 1997             12,500,000     12,500   1,681,230      (481,739)      1,211,991

  Issuance of common stock                 265,000        265     281,485         -             281,750
  Stock options                              -           -         45,000         -              45,000
  Net income                                 -           -          -         1,773,184       1,773,184
                                        ----------    -------  ----------    ----------      ----------

BALANCE - SEPTEMBER 30, 1998            12,765,000    $12,765  $2,007,715    $1,291,445      $3,311,925
                                        ----------    -------  ----------    ----------      ----------
                                        ----------    -------  ----------    ----------      ----------


The accompanying note is an integral part of these pro forma consolidated financial statements.

                            COLUMBIA CAPITAL CORP.
     PRO FORMA CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED


                                                           For the Three Months         For the Nine Months
                                                            Ended September 30,         Ended September 30,
                                                         -------------------------   -------------------------
                                                             1998          1997          1998          1997
                                                         -----------   -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                       $ 704,138    $ (498,928)   $ 1,773,184   $ (672,464)
  Adjustments to reconcile net income to
    net cash provided by operations
      Depreciation and amortization                          66,058        13,564        161,208      193,850
      Deferred income tax (benefit) expense                    (921)     (259,850)       144,636     (323,369)
      Decrease (increase) in
        Accounts receivable                                  83,023       (28,693)      (236,727)     442,439
        Deposits and prepaid expenses                       340,522      (117,569)      (469,238)    (194,256)
      Increase (decrease) in
        Accruals and accounts payable                      (357,820)      (69,307)       382,202     (210,900)
                                                         -----------   -----------   -----------   -----------
Net cash provided by (used in) operating activities         835,000      (960,783)     1,755,265     (764,700)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of fixed assets                                 (443,339)      (71,612)      (887,859)    (114,032)
  Investment in interest bearing deposit                      -             -           (300,000)      (2,578)
                                                         -----------   -----------   -----------   -----------
Net cash used in investing activities                      (443,339)      (71,612)    (1,187,859)    (116,610)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from line of credit, net of payments            (150,000)    1,050,000       (600,000)   1,168,580
  Proceeds from ASB note, net of payments                    (1,624)        -            158,376        -
  Proceeds from the sale of stock                           113,000         -            326,750        -
  Decrease in bank overdraft                                  -             -              -          (31,557)
                                                         -----------   -----------   -----------   -----------
Net cash (used in) provided by financing activities         (38,624)    1,050,000       (114,874)   1,137,023
                                                         -----------   -----------   -----------   -----------

NET INCREASE IN CASH
  AND CASH EQUIVALENTS                                      353,037        17,605        452,532      255,713

Cash and cash equivalents at beginning of year              117,356       238,108         17,861        -
                                                         -----------   -----------   -----------   -----------

CASH AND CASH EQUIVALENTS AT SEPTEMBER 30,                $ 470,393    $  255,713    $   470,393   $  255,713
                                                         -----------   -----------   -----------   -----------
                                                         -----------   -----------   -----------   -----------

SUPPLEMENTAL DISCLOSURE
  OF CASH FLOW INFORMATION:
    Interest paid                                         $  28,320    $   12,057    $    96,010   $   14,592
    Taxes paid                                              324,000         -            760,000        -


The accompanying note is an integral part of these pro forma consolidated financial statements.

                               COLUMBIA CAPITAL CORP.
                         PRO FORMA INFORMATION - UNAUDITED

NOTE:  BASIS OF PRESENTATION

     The accompanying unaudited pro forma financial statements ("the Statements") have been prepared in accordance with presentation guidelines set forth for pro forma financial statements. Therefore, they are not historical in nature and do not include all information and footnotes necessary for a fair presentation of financial position and results of operations and cash flows in conformity with generally accepted accounting principles. The Statements are not necessarily indicative of the financial position and results of operations and cash flows that would have been attained if the transactions or events had actually taken place on the date depicted and should be read in conjunction with the related historical financial information. The Statements present the financial position and results of operations and cash flows as if the events, in the following paragraphs, had occurred on January 1, 1997. For the periods ended September 30, 1998 and 1997 amortization expense for goodwill is stated at its historic value of $36,522 and $18,262, respectively. Additionally, accumulated depreciation at September 30,1997 associated with the restated fixed assets is shown as if amounts accumulated through April 30, 1997 were netted against the restated fixed assets at that date.

     Effective September 23, 1997, Columbia Capital Corp. (the "Company") acquired all of the common stock (the "FICI Common Stock") of the Company's operating subsidiary, First Independent Computers, Inc. ("FICI") from Messrs. Douglas R. Baetz and Glenn M. Gallant. Pursuant to the terms of the agreement of acquisition of the FICI Common Stock, dated August 29, 1997 (the "Stock Purchase Agreement"), Messrs. Gallant and Baetz received 10,631,250 shares of Common Stock (after the Company effectuated a 1 for 2 reverse stock split of its Common Stock) in exchange for the FICI Common Stock, which represented approximately 85% of the Company's then issued and outstanding Common Stock. In connection with the closing of the Stock Purchase Agreement, the Company issued 618,750 shares of Common Stock to Baytree Associates, Inc., a third party which is not an affiliate of Messrs. Baetz and Gallant, as a fee for services rendered to the Company for arranging the transactions which are the subject of the Stock Purchase Agreement.

     On April 30, 1997, Mr. Glenn M. Gallant and Mr. Douglas R. Baetz purchased all of the issued and outstanding stock of First Independent Computers, Inc. (FICI) then owned by Security Shares, Inc., a bank holding company, for $1,600,000. The transaction was accounted for utilizing "pushdown accounting", whereby all assets and liabilities of FICI were restated at their estimated market value on the purchase date. The fair market value of the restated assets was $1,200,746 and the fair value of the restated liabilities was $574,670 at May 1, 1997. The purchase price (equity) of $1,600,000 plus the restated liabilities of $574,670 totaled $2,174,670 as of the date of purchase. The difference between the revalued liabilities and equity of $2,174,670 less the restated assets of $1,200,746 resulted in the recording of $973,924 as goodwill to be amortized over an estimated benefit period of twenty (20) years. Goodwill amortization expense amounts to approximately $4,058 monthly.

     The accompanying financial statements have been presented, for accounting purposes, as a recapitalization of FICI, with FICI as the acquirer of the Company. Further, in connection with the transactions relating to the Stock Purchase Agreement and the acquisition of the FICI Common Stock by Messrs. Baetz and Gallant, such persons obtained a controlling interest in FICI and, thereafter, the Company. Therefore, for accounting purposes, these transactions are deemed to be transactions between entities under common control. Accordingly, the business combination between the Company and FICI was accounted for in a manner similar to a pooling of interests, whereby the accounts of the entities involved were not revalued, rather they were combined at their historical basis. The Company's historical consolidated financial statements were restated to include the results of operations of FICI from May 1, 1997, the acquisition date of FICI by Messrs. Baetz and Gallant. There were no adjustments to net assets of the combining companies necessary for either to adopt the same accounting practices.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     THIS REPORT, INCLUDING THE DISCLOSURES BELOW, CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. UNLESS THE CONTEXT OTHERWISE REQUIRES, THE TERM "COMPANY" REFERS TO COLUMBIA CAPITAL CORP. AND ITS WHOLLY-OWNED SUBSIDIARY, FIRST INDEPENDENT COMPUTERS, INC. ("FICI"), THROUGH WHICH THE COMPANY PRINCIPALLY CONDUCTS ITS BUSINESS OPERATIONS. WHEN USED HEREIN, THE TERMS "ANTICIPATES," "EXPECTS," "ESTIMATES," "BELIEVES" AND SIMILAR EXPRESSIONS, AS THEY RELATE TO THE COMPANY OR ITS MANAGEMENT, ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH MATERIAL DIFFERENCES INCLUDE THE FACTORS DISCLOSED IN THE "RISK FACTORS" SECTION OF THIS REPORT, WHICH READERS OF THIS REPORT SHOULD CONSIDER CAREFULLY.

OVERVIEW OF PRESENTATION

     As of May 1, 1997, Douglas R. Baetz and Glenn M. Gallant acquired 100% of the issued and outstanding common stock (the "FICI Common Stock") of FICI for $1,600,000 in cash from certain unaffiliated parties. As of September 23, 1997, the Company entered into a Stock Purchase Agreement with Messrs. Baetz and Gallant, pursuant to which the Company issued an aggregate of 10,631,250 shares of the Company's common stock, par value $0.001 per share (the "Common Stock") in exchange for 100% of the issued and outstanding shares of FICI Common Stock The Company also issued 618,750 shares of Common Stock to a third party, which is not an affiliate of Messrs. Baetz and Gallant, for services rendered to the Company for arranging the transactions which are the subject of the Stock Purchase Agreement. In connection with the closing of the Stock Purchase Agreement, FICI became the sole operating subsidiary of the Company. See " Part II-Other Information-Item 1-Legal Proceedings."

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

     FICI's assets and liabilities have been restated at their estimated fair market value as of May 1, 1997 on the balance sheets of the Company at September 30, 1998 and December 31, 1997, in the Company's consolidated financial statements for the nine (9) months ended September 30, 1998 and 1997, included elsewhere herein at May 1, 1997, utilizing "pushdown accounting." The fair market value of the restated assets was $1,200,746 and the fair value of the restated liabilities was $574,670 at May 1, 1997. The purchase price (equity) of $1,600,000 plus the restated liabilities of $574,670 totaled $2,174,670, as of the date of purchase. The difference between the revalued liabilities and equity of $2,174,670 less the restated assets of $1,200,746 resulted in the recording of $973,924 as goodwill. The goodwill is anticipated to be amortized over 20 years in accordance with generally accepted accounting principles, with a resulting expense to the Company from goodwill amortization of approximately $4,058 per month, with $36,525 of amortization expense included in the period ending September 30, 1998 and $32,466 (from May 1, 1997 to December 31, 1997) of amortization expense included in the results of operations for the year ended December 31, 1997.

     The Company has included in this Report the unaudited consolidated financial statements of the Company for the nine (9) months ended September 30, 1998 and 1997, which include the consolidated balance sheets of the Company as of September 30, 1998 (unaudited) and December 31, 1997 (audited), and the related consolidated income statements and statements of changes in shareholders' equity and cash flows for the nine (9) month periods ended September 30, 1998 and 1997. The consolidated income statements and statements of cash flows of the Company for the nine (9) months ended September 30, 1998 and 1997, which form a part of the Company's consolidated financial statements for such periods, reflect the results of operations and cash flows of the parent holding company for the four (4) months ended April 30, 1997, and the consolidated results of operations and cash flows of the parent holding company and FICI for the nine (9) months ended September 30, 1998 and the five (5) months ended September 30, 1997.

     The Company has also included elsewhere in this Report the unaudited pro forma consolidated financial statements of the Company for the nine (9) months ended September 30, 1998 and 1997 (the "Pro Forma Financial Statements"). The Pro Forma Financial Statements include the consolidated balance sheets of the Company as of September 30, 1998 and December 31, 1997, and the related consolidated income statements and statements of changes in shareholders' equity and cash flows for the nine (9) month periods ended September 30, 1998 and 1997, and have been presented to reflect a recapitalization of FICI, with FICI as the acquiror of the Company as of September 23, 1997.

     For purposes of the following discussion and analysis, the results of operations for the nine (9) months ended September 30, 1998 and 1997 have been presented from the financial information set forth in the Pro Forma Financial Statements. The following discussion reflects, on a pro forma basis, the consolidated results of operations of the parent holding company and FICI for the nine (9) months ended September 30, 1998 and the results of operations of FICI for the nine (9) month period ended September 30, 1997. This method of presentation was set forth herein to permit useful comparison between the aggregated nine (9) month periods ended September 30, 1998 and 1997 with respect to FICI, the Company's sole operating subsidiary. Comparisons between the consolidated operations of the parent holding company and FICI for the nine (9) months ended September 30, 1998 and the five (5) month period ended September 30, 1997 and the operations of the parent holding company during the four (4) months ended April 30, 1997 are not meaningful because the parent holding company had insignificant operations during such earlier period.

RECENT CHANGES IN THE BUSINESS OF THE COMPANY

     CLOSURE OF BESTBANK AND RELATED MATTERS.   On July 23, 1998, the
Colorado State Banking Board ordered the closure of BestBank and the Federal Deposit Insurance Corporation ("FDIC") assumed the role of receiver of BestBank. The single largest asset of BestBank was a portfolio (the "Portfolio") of credit card accounts receivable serviced by FICI. As of September 30, 1998, the number of active credit card accounts serviced by the Company was 678,845, of which 643,768 were derived by the Company pursuant to a master agreement (the "Master Agreement") with BestBank.

     On October 1, 1997, the Company entered into the Master Agreement with BestBank for processing and services for its customers with which BestBank has entered into contractual agreements. Since the Best Bank closure in July, 1998, the Company has continued to process the Portfolio's accounts, pursuant to the terms of the Master Agreement, which remains in effect, and has been receiving payment from the FDIC for its processing services pursuant to the Master Agreement. Although the Company continues to generate revenues from the Master Agreement with BestBank, the closure of BestBank may have a material adverse effect on the Company's future operations due to the Company's current dependence on the revenues derived pursuant to the Master Agreement. The FDIC has placed the Portfolio up for public sale and expects to close the sale of these assets prior to December 31, 1998. No assurance can be given that the Portfolio will be sold, or if sold, that the buyer will continue to utilize the services of the Company for processing the Portfolio. However, the Master Agreement has provisions which call for significant liquidated damages which may have to be paid by the FDIC to the Company should the Master Agreement be terminated, without the Company's consent, prior to the end of its term.

     The Company has been contacted by the FDIC for the purpose of renegotiating the terms of the Master Agreement with the FDIC for the continued processing of the Portfolio accounts. The Company does not believe that the terms of a renegotiated agreement would be as favorable to the Company as those of the Master Agreement, particularly with regard to the terms of the liquidated damages provision. As of the date of this Report, the Company and the FDIC have not reached an accord in connection with the request of the FDIC to renegotiate the terms of the Master Agreement. The FDIC may attempt to terminate the Master Agreement if the FDIC and the Company are unable to reach an agreement as to the renegotiated terms of the Master Agreement. No assurance can be given that the Company will be able to renegotiate the terms of the Master Agreement or that the Master Agreement will not be terminated by the FDIC.

     On November 3, 1998, Glenn M. Gallant resigned as Chairman of the Board and Secretary of the Company and Douglas R. Baetz resigned as a director. Messrs. Baetz and Gallant, who are also the principal shareholders of the Company, are involved in litigation with the FDIC, unrelated to the Company. Due to the fact that the FDIC is the Company's largest customer, Messrs.
Baetz and Gallant chose to resign from their positions with the Company, while the litigation is pending, in order to eliminate any potential conflicts of interest or negative effects to the Company arising out of the litigation.

     Kenneth Klotz was named Chairman of the Board of Directors and Charles LaMontagne was named Secretary of the Company on that date.

     AGREEMENT WITH PLATINUM-ICS, INC. On June 8, 1998, the Company entered into an agreement with Platinum-ICS, Inc. ("Platinum") to perform data processing and other services in connection with Platinum's credit card portfolio. Platinum is the managing entity coordinating a group of experts for processing, collecting, servicing and financing patient-pay accounts receivables for the provider's participants. Platinum issues cards to the recipients of medical care, who utilize the card to consolidate medical bills. The agreement has an initial term of three (3) years and will automatically renew for additional three (3) year terms, unless written notice is given by either party no less than one hundred eighty (180) days prior to expiration of a given term. As of the date of this Report, the Company has not yet began conversion of Platinum's portfolio, but expects conversion to begin before the end of November, 1998. The number of accounts that will be processed by FICI is undetermined at this time.

     AGREEMENT WITH GREATER NEVADA CREDIT UNION. On November 1, 1998, the Company entered into an agreement with Greater Nevada Credit Union ("GNCU") to perform data processing and other services in connection with GNCU's credit card portfolio. The agreement has an initial term of five (5) years and will automatically renew for additional three (3) year terms, unless written notice is given by either party no less than one hundred eighty (180) days prior to expiration of a given term. On October 30, 1998, the Company successfully converted GNCU's current portfolio, consisting of over 8,600 credit card accounts. The Company anticipates benefiting from the future growth of the portfolio over the life of the agreement. However, no assurance to this effect can be given.

RESULTS OF OPERATIONS FOR THE NINE (9) MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

     Total operating revenues for the nine (9) months ended September 30, 1998 increased approximately 266% to $9,515,833 from $2,599,329 for the nine
(9) months ended September 30, 1997. Total operating revenues principally include: (i) credit card processing revenues, and (ii) banking and financial service revenues.

     Credit card processing revenues during the nine (9) months ended September 30, 1998 increased 640% to $7,740,448 from $1,045,981 during the nine (9) months ended September 30, 1997. This increase primarily relates to the revenues associated with the Master Agreement. The Master Agreement with Best Bank represented 92% of the credit card revenues for the nine (9) months ended September 30, 1998. There were no revenues associated with the Master Agreement in the nine (9) months ended September 30, 1997. Credit card processing revenues during the nine (9) months ended September 30, 1997 primarily related to a credit card processing agreement with Clark Refining, Inc. (the "Clark Agreement"), which expired on June 30, 1997.

     Banking and financial service revenues during the nine (9) months ended September 30, 1998 decreased to $616,018 from $701,707. This source of revenues generally remained constant during the comparative periods because the Company maintained its customer base and did not make significant marketing efforts to develop this business segment. The Company intends to expand this line of business by targeting banks and financial institutions based on the increased capacity of the Company's equipment and hardware in connection with the upgraded lease with IBM and the installation of the Kirchman Dimension 3000 banking software. No assurances can be given that such efforts will result in increased revenues to the Company. See "Year 2000 Compliance Issues."

     As of August 1, 1998, American State Bank acquired Security State Bank and converted its portfolio to an in-house processing system. The Company generated revenues of approximately $75,000 per month from this account during the previous three (3) years. The Company entered into a contract to continue the item and backroom processing services for American State Bank through July 31, 1999. The Company generated revenues of approximately $42,000 for August, 1998 and $17,000 for September, 1998 from this agreement.
 One time deconversion charges of approximately $25,000 were included in the August, 1998 revenues. The Company anticipates revenues of approximately $17,000 per month from American State Bank for the remainder of the contract.
 Management believes that anticipated increases from the Company's credit card operations and future bank processing opportunities will replace this reduced source of revenues and that the loss of the Security State Bank account is not anticipated to have a material adverse effect on total revenue for fiscal 1998. However, no assurance to this effect can be given.

     Revenues from Pride Refining, Inc. ("Pride") decreased to $263,000 for the nine (9) months ended September 30, 1998 from $565,500 for the nine (9) months ended September 30, 1997. This revenue decrease was due to a decision of the management of Pride to take its computer processing activities in-house. This removal of processing from the Company to Pride is being converted in stages and should be completed by the summer of 1999. Due to the expected increase in revenues from the Company's credit card operations and bank processing, the loss of the Pride revenue is not anticipated to have a material adverse effect on total revenue for fiscal year 1998. However, no assurance to this effect can be given.

     Total operating expenses during the nine (9) months ended September 30, 1998 increased 103% to $6,766,057 from $3,328,265 during the nine (9) months ended September 30, 1997. Total operating expenses principally include: (i) cost of salaries and employee benefits, (ii) equipment expenses, (iii) cost of office supplies and services, (iv) rental and facilities maintenance expenses, and (v) depreciation and amortization expenses, as follows:

     Cost of salaries and employee benefits during the nine (9) months ended September 30, 1998 increased 64% to $2,307,886 from $1,409,972 during the nine (9) months ended September 30, 1997. This increase primarily resulted from an increase of approximately 21 full time employees at September 30, 1998 from September 30, 1997 to enable the Company to accommodate increased demand for credit card processing services relating to the Master Agreement.

     Equipment lease expenses during the nine (9) months ended September 30, 1998 increased 99% to $1,318,048 from $662,458 during the nine (9) months ended September 30, 1997. This increase primarily related to the negotiation of an equipment lease with IBM to upgrade the Company's computer hardware and the lease of Data Card 9000 credit card production equipment during the last quarter of the year ended December 31, 1997.

     Cost of office supplies and services, including professional and outside services, during the nine (9) months ended September 30, 1998 increased 420% to $1,744,932 from $335,547 during the nine (9) months ended September 30, 1997. This increase related to the expanded volume of services provided by the Company as a result of the Master Agreement.

     Rental and repair and maintenance expenses during the nine (9) months ended September 30, 1998 increased 50% to $773,116 from $514,062 during the nine (9) months ended September 30, 1997. This increase related to the negotiation of a new office lease agreement in August, 1997 which increased the Company's office space from 22,000 square feet to 52,000 square feet.

     In addition, depreciation and amortization expenses during the nine (9) months ended September 30, 1998 decreased 20% to $161,207 from $201,966 during the nine (9) months ended September 30, 1997. The decrease related to the revaluation of the Company's assets to fair market value on May 1, 1997 in connection with the completion of the transactions relating to the Stock Purchase Agreement.

     Other revenues and expenses resulted in total other expenses of $61,403 during the nine (9) months ended September 30, 1998, as compared to total other expenses of $201,513 during the nine (9) months ended September 30, 1997. This decrease in expenses between the respective periods resulted from $186,921 of costs related to the acquisition of FICI by the Company in the third quarter of 1997, which were not recurring during the nine (9) months ended September 30, 1998, and interest income of $34,607 from certain certificates of deposit during the nine (9) months ended September 30, 1998, as compared to none during the nine (9) months ended September 30, 1997, offset by a net increase of interest expense of $81,418 during the nine (9) months ended September 30, 1998 from the nine (9) months ended September 30, 1997 primarily relating to the line of credit (the "Line of Credit") provided by Century Financial Group, Inc., ("Century"), an affiliate of Messrs. Baetz and Gallant. See "Closure of BestBank and Related Matters."

     As a result of the foregoing, the Company generated net income of $1,773,184 during the nine (9) months ended September 30, 1998, as compared to a net loss of $672,464 during the nine (9) months ended September 30, 1997. The Company generated income from operations of $2,749,726 during the nine (9) months ended September 30, 1998, as compared to a loss from operations of $728,936 during the nine (9) months ended September 30, 1997. This increase in income from operations primarily resulted from increased revenue related to the conversion of the BestBank credit card portfolio in October, 1997. Due to economies of scale related to the increased number of accounts processed, expenses increased at a much lower percentage than
revenues.   Also, the Company's proposed business plan contemplates the growth of revenues in connection with the Company's expansion strategy. There can be no assurance that the Company's expansion strategy will result in continued growth of demand for the Company's services or increased revenues or profitability. See "Liquidity and Capital Resources."

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1998, the ratio of current assets to current liabilities was 1.89 to 1 as compared to 0.82 to 1 at December 31, 1997.

     The Company's cash flow needs for the quarter ended September 30, 1998 were primarily provided from operations. The Company's cash flow needs for the quarter ended September 30, 1997 were primarily provided from the Line of Credit. At September 30, 1998, all trade payables and receivables were current. At September 30, 1998, a $20,000 unallocated reserve for bad debts was carried by the Company. At September 30, 1998, prepaid expenses were $813,891 and are anticipated to be expensed as used in the future. Net property and equipment was $1,277,858 at September 30, 1998. Major capital additions during the three (3) months ended September 30, 1998 were the construction of a credit card production facility at a cost of $269,615 and personal computer system and network upgrades of $204,600. On April 2, 1998, the Company obtained an interim construction loan from American State Bank in the principal amount of $160,000 related to the purchase and construction of a credit card production facility. On August 1, 1998, the interim loan was converted to a note payable on August 1, 2001. The note is secured by the production facility building, and bears interest at the prime rate plus 1%. As of September 30, 1998, the principal outstanding balance on the note was $158,381. Management believes that, as of September 30, 1998, and for the foreseeable future, the Company will be able to finance costs of current levels of operations from its operating revenues.

     On September 11, 1997, as a result of the reduced cash flow relating to the expiration of the Clark Agreement on June 30, 1997, the Company entered into the Line of Credit. The Line of Credit provided for an aggregate maximum amount of $2,000,000 of credit, secured by all of the Company's assets, at an interest rate of ten percent (10%) per annum. On October 31, 1998, the Company renewed the Line of Credit, and reduced the aggregate maximum amount of available credit to $700,000. Century also agreed to release its security interest in the Company's assets. Century is not obligated to make advances to the Company under the Line of Credit.

     As of October 31, 1997, the Company had drawn down the principal amount of $1,400,000 on the Line of Credit. The Line of Credit constituted a principal source of cash flow during the period between the expiration of the Clark Agreement and the commencement of the Master Agreement. As of September 30, 1998, the principal outstanding obligation to Century on the Line of Credit had been reduced to $700,000 from cash flow generated from the Company's operations.

     Cash and cash equivalents were $470,393, as of September 30, 1998, as compared to $17,861 as of December 31, 1997. This increase was primarily attributable to positive cash flow during the nine (9) month period ended September 30, 1998.

     As of September 30, 1998 and December 31, 1997, the Company's long-term borrowings were $148,143 and none, respectively. Long-term borrowings at September 30, 1998 consisted of the note payable of $158,376 to American State Bank, less the current portion of the note payable.

     As of September 30, 1998, the Company had short-term borrowings in the aggregate amount of $710,233, as compared to $1,300,000 at December 31, 1997. The decrease in short-term borrowings primarily was attributable to payments on the Line of Credit throughout the nine months ended September 30, 1998 generated through positive cash flow from operations.

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

     Net cash provided by (used in) operating activities was $1,755,265 and ($764,700) for the nine (9) months ended September 30, 1998 and 1997, respectively. Net cash provided by operations during the nine (9) months ended September 30, 1998 primarily consisted of net income from operations and increases in accruals and accounts payable and deferred income taxes, and depreciation and amortization, offset by increases in accounts receivable and deposits and prepaid expenses. Net cash used by operations during the nine
(9) months ended September 30, 1997 primarily consisted of depreciation and amortization and decreases in accounts receivable, offset by net losses from operations, decreases in accruals and accounts payable, increases in deposits and prepaid expenses, and deferred tax benefits.

     Net cash (used in) investing activities was ($1,187,859) and ($116,610) for the nine (9) month periods ended September 30, 1998 and 1997, respectively. In the nine (9) months ended September 30, 1998, the Company utilized $887,859 to purchase certain fixed assets, including the upgrade of the IBM equipment lease and personal computer and network systems upgrades and a credit card production facility, and utilized $300,000 to invest in the Certificates of Deposit which are pledged to finance the lease agreements on the Company's mainframe computer system. In the nine (9) months ended September 30, 1997, the Company utilized $114,032 to purchase certain fixed assets, including office furniture, credit card computer equipment and computer software and $2,578 to invest in certain interest bearing deposits.

     Net cash provided by (used in) financing activities was ($114,874) and $1,137,023 for the nine (9) month periods ended September 30, 1998 and 1997, respectively. In the nine (9) months ended September 30, 1998, the Company made payments of $600,000 on the Line of Credit, which was offset by the receipt of $326,750 from the issuance of Common Stock upon the exercise of stock options and the receipt of proceeds of $158,376, net of payments, pursuant to a construction loan from American State Bank to finance the construction of a credit card production facility. In the nine (9) months ended September 30, 1997, the Company received proceeds of $1,168,580 from the Line of Credit, net of payments, which was utilized to finance the Company's business operations, and which was offset by a decrease of $31,557 in the Company's bank overdraft position.

     The Company's business plan contemplates continued expansion of operations from such increased operational capacity and to acquire additional and upgraded equipment and software based on future perceived needs by management. There can be no assurances that the Company will be able to generate business sources to utilize existing operational capacity or that the Company will generate sufficient positive cash flow or develop additional sources of financing to continue the Company's business plan of growth and expansion.

YEAR 2000 COMPLIANCE ISSUES

     One of the major challenges facing the consumer financial data processing services industry is the problem of Year 2000 ("Y2K") compliance. The Y2K dilemma deals with the underlying fact that many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the 21st century. If not corrected, many computer applications could fail or create erroneous results by January 1, 2000. The Y2K dilemma affects virtually all companies and organizations, including the Company.

     The philosophy and practice regarding upgrades of equipment and software, in the opinion of management of the Company, allows the Company to offer a meaningful alternative to existing and prospective customers as an outsource, rather than such customers' attempting to perform these tasks in-house. Management feels that an additional opportunity to bring in bank processing customers exists by providing a solution to the Y2K dilemma. The Company's new banking software is certified and fully Y2K compliant and, therefore, a solution for banks facing this processing crisis. However, no assurance to this effect can be given.

     Prospective and existing customers must comply with numerous required regulatory mandates and are faced with the Y2K dilemma. These mandates include: regulatory exams and audits supervised by the Federal Deposit Insurance Corporation ("FDIC"), Office of the Comptroller of the Currency of the United States (the "OCC"), and state regulatory agencies, external audits by independent third party auditors, proper disaster recovery planning and testing, installation of proper procedures and controls, insurance that key personnel are properly backed up so that reliance on key individuals for services are not interrupted and a host of other issues. The removal of these overhead burdens from the Company's existing and prospective customers is a significant marketing opportunity for the Company.

     Over the past few years, the Company has attempted to actively address the Y2K dilemma. The Company has had in place a project plan (the "Y2K Plan") and project team reviewing all hardware and software, as necessary. The Company anticipates its total investment in Y2K compliance will reach approximately $430,000. The Company has already made a significant portion of the investment needed to address the Y2K dilemma. As of the date of this Report, the cost to: (i) acquire, install and implement these new software systems has been an aggregate of approximately $170,000; and (ii) acquire new hardware has been approximately $5,000. The Company has also instituted policies and procedures that require all new hardware and software acquired or licensed by the Company to be Y2K compliant. As of the date of this Report, all hardware is expected to be Y2K compliant by the fourth quarter of 1998. It is management's opinion that any remaining Y2K issues are not significant and should be able to be funded through normal operating revenue and income. The Company estimates that until the Company has completed implementation of the Y2K Plan, the Company anticipates expending an additional $255,000, which is estimated to include $50,000 in software, $5,000 in new hardware and $200,000 on other aspects of the implementation of the Y2K Plan. TThe anticipated source of funds for such expenditures is expected to be working capital generated from operations of the Company. However, no assurance can be given that the goals for the Y2K Plan can be achieved, and if achieved, that the amount necessary to achieve such goals will be limited to the amounts set forth above or that the amounts will be generated from operations. See "Item 2 - Management's Discussion and Analysis or Plan of Operation."

     Specifically, to address this problem the Company has installed newly acquired banking software systems, licensed from The Kirchman Corporation, an unaffiliated third party ("Kirchman"), that management believes has provided a solution to the Company's Y2K compliance issues. The Company's new banking software is certified by Kirchman as fully Y2K compliant. These software upgrades are system and application functional upgrades. However, no assurance can be given that all Y2K issues have been solved by the acquisition of this software.

     The Company has worked to develop extensive contingency plans to manage the Company's ongoing operations, if any systems do not function correctly on or after January 1, 2000. The Company has a contract with IBM for a "Hot Site" at IBM's Business Recovery Center ("BRC") in Boulder, Colorado for disaster recovery and off-site testing. The BRC maintains facilities, hardware and software, that is identical to the Company's current hardware and software configuration. The Company's disaster recovery specialists perform disaster recovery tests at these facilities every year. In addition to the Company's normal disaster recovery tests, the Company will also use these facilities for off-site Y2K testing. This will allow the Company to test all core business systems in a true production environment. These facilities will serve as a contingency backup facility in several of the Company's Y2K disaster scenarios, including disrupted utilities and telecommunications services in the Abilene, Texas area. Other contingency plans include agreements with several suppliers for materials and support, ranging from computers and other hardware to software support to power generators.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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


                         PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS.

     On June 30, 1998, Columbia Capital Corp., FICI, Douglas R. Baetz and Glenn M. Gallant filed a complaint in the United States District Court for the Southern District of Florida (Case No. 98-6701) against Baytree
Associates Inc., Michael Gardner, certain former officers and directors of the Company, and certain other parties. The complaint alleges claims against the named defendants, including fraud, securities fraud and breach of fiduciary duty, in connection with the transactions related to the Stock Purchase Agreement, entered into as of September 23, 1997, among Columbia Capital Corp., FICI, and Messrs. Baetz and Gallant. The complaint seeks relief against the named defendants, including monetary damages relating to improper sales of shares of Common Stock into the public market by the named defendants and the cancellation of 618,750 shares of Common Stock issued by the Company to Baytree Associates, Inc. for services rendered for arranging the transactions which are the subject of the Stock Purchase Agreement.

     To the best knowledge of management, there is no material litigation, pending or threatened, or judgment entered against the Company or any executive officers or directors of the Company in his capacity as such.

ITEM 2.  CHANGES IN SECURITIES.

     Not applicable. The Company did not issue any unregistered securities during the quarter ended September 30, 1998.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company's stockholders did not adopt any resolutions at a meeting or by written consent during the quarter ended September 30, 1998.

ITEM 5.  OTHER INFORMATION.

     Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  EXHIBITS

     27.  Financial Data Schedule

     (b)  REPORTS ON FORM 8-K

     The Company did not file any Reports on Form 8-K during the quarter ended September 30, 1998.

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

                                        COLUMBIA CAPITAL CORP.


     Dated: November 18, 1998           By:  /s/ Kenneth A. Klotz.
                                             --------------------------------
                                             Kenneth A. Klotz
                                             President


     Dated: November 18, 1998           By:  /s/ Charles La Montagne
                                             --------------------------------
                                             Charles La Montagne
                                             Chief Financial Officer