Form 10KSB
period 1998-12-31
COLUMBIA CAPITAL CORP/TX/
filed 1999-04-15
CIK 1051985

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

                        Commission file number: 001-13749


                             COLUMBIA CAPITAL CORP.
                             ----------------------
            (Name of small business issuer specified in its charter)

                 Delaware                                  11-3210792
                 --------                                  ------------
     (State or other jurisdiction                       (I.R.S. Employer
   of incorporation or organization)                   Identification No.)

                   1157 North 5th Street, Abilene, Texas 79601
                   -------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (915) 674-3110
                                 --------------
                (Issuer's telephone number, including area code)


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
                                (Title of Class)

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been
subject to such filing requirements for the past 90 days. Yes    No X
                                                             ---   ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the fiscal year ended December 31, 1998 were $12,967,805.

The number of shares outstanding of the issuer's common stock as of April 13, 1999, was 12,775,000 shares. The aggregate market value of the common stock (2,128,536 shares) held by non-affiliates, based on the average of the bid and asked prices ($0.98) of the common stock as of December 31, 1998 was $2,085,965.

Transactional Small Business Disclosure Format (Check one):   Yes    No X
                                                                 ---   ---

         THIS ANNUAL REPORT ON FORM 10-KSB (THE "REPORT") MAY BE DEEMED TO CONTAIN FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS IN THIS REPORT OR HEREAFTER INCLUDED IN OTHER PUBLICLY AVAILABLE DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (THE "COMMISSION"), REPORTS TO THE COMPANY'S STOCKHOLDERS AND OTHER PUBLICLY AVAILABLE STATEMENTS ISSUED OR RELEASED BY THE COMPANY INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE THE COMPANY'S ACTUAL RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS TO DIFFER FROM THE FUTURE RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FUTURE RESULTS ARE BASED UPON MANAGEMENT'S BEST ESTIMATES BASED UPON CURRENT CONDITIONS AND THE MOST RECENT RESULTS OF OPERATIONS. THESE RISKS INCLUDE, BUT ARE NOT LIMITED TO, THE RISKS SET FORTH HEREIN, EACH OF WHICH COULD ADVERSELY AFFECT THE COMPANY'S BUSINESS AND THE ACCURACY OF THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN.

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

         The following should be read in conjunction with the Consolidated Financial Statements of Columbia Capital Corp., a Delaware corporation and the related notes thereto, contained elsewhere in this Report on Form 10-KSB. This Report contains forward-looking statements, which involve risks and uncertainties. Actual results may differ significantly from the results discussed in the forward-looking statements.

         Columbia Capital Corp., a Delaware corporation ("Columbia"), operates through its wholly-owned subsidiary, First Independent Computers, Inc., a Texas corporation ("FICI"), which is a multi-faceted information service organization. Unless stated otherwise, Columbia and FICI shall hereinafter be referred to collectively as the Company.

         The services provided by the Company are: (i) credit and debit card services; (ii) banking and financial services; and (iii) document management and distribution services. The services the Company provides to most of its customers serve as a link between consumers, merchants and financial institutions by capturing the initial transaction at the point of sale, giving the merchant credit for that transaction, posting the transaction to the financial institution's accounts receivable and general ledger and placing the transaction on the customer's statement.

         The Company concentrates on a niche market consisting of small to medium-sized businesses that have not achieved adequate economies of scale to operate their own in-house programs and systems. In addition, the Company seeks strategic alliances with appropriate size banks, thrifts, credit unions, insurance companies, merchants, utilities, government agencies and other service companies whose success depends upon successful data management. See "Description of Business - The Company's Business."

         In an information-based economy, the critical common denominator of transaction and data processing is spurring alliances between data processors and previously non-associative businesses, such as health care service organizations, utility providers, travel and tourism organizations and Internet merchandising companies. The Company is capable of providing these services from a central location through a standard, common and economical on-line interface to each of its customer's principal offices as if they were located within the same building as the Company. This seamless and easy-to-use interface gives the customer instantaneous access to the information needed to properly manage and direct those services offered by the Company. This situation represents an opportunity for growth in demand for the Company's products and services. However, no assurance to this effect can be given. See "Description of Business-Sales and Marketing."

HISTORY OF THE COMPANY

         Columbia was organized under the laws of the State of Delaware on February 5, 1993, for the purpose of creating an entity to obtain capital and to seek out, investigate and acquire interests in products and businesses with the potential for profit. At inception, Columbia's business plan was to seek investments and to form wholly-owned subsidiaries and distribute their securities to Columbia's stockholders in an attempt to diversify the potential acquisitions, which could be made on behalf of Columbia's stockholders. Columbia subsequently abandoned this business plan. In connection with its organization, Columbia issued an aggregate of 2,175,000 shares of restricted common stock, par value $0.001 per share (the "Common Stock") to its original officers and directors for $12,500. In 1993, Columbia completed a private offering of 325,000 shares of Common Stock at an offering price of $0.20 per share, from which Columbia realized gross proceeds of $65,000.

         On February 28, 1997, Columbia determined that its two subsidiaries, Central Capital Corp., and Hudson Resources, Inc., had no value and would hinder Columbia's plans for acquisition. Therefore, the shares of the two subsidiaries were sold for $1,361, to Lynn Dixon, Columbia's then principal stockholder. See "Item 12-Certain Relationships and Related Transactions."

         FICI started operations in 1968 as Data Processing Center ("DPC"), which was a division of First State Bank of Abilene and was in the business of processing the financial records for several Abilene area banks, on an outsource basis. On October 21, 1983, DPC was incorporated in the State of Texas and DPC changed its name to First Independent Computers, Inc. FICI changed its business services to those currently offered in or about April, 1994.

         On April 28, 1997, Glenn M. Gallant ("Gallant") and Douglas R. Baetz ("Baetz") purchased 100% of the common stock of FICI (the "FICI Common Stock") for $1,600,000 in cash from the former parent company of Security State Bank ("SSB"), which are unaffiliated with Messrs. Gallant and Baetz. See "Item 11-Security Ownership of Certain Beneficial Owners and Management" and "Item 12-Certain Relationships and Related Transactions."

         On September 23, 1997, Columbia acquired all of the FICI Common Stock from Messrs. Gallant and Baetz. Pursuant to the terms of the agreement of acquisition of the FICI Common Stock (the "Stock Purchase Agreement"), Messrs. Gallant and Baetz received 10,631,250 shares of Common Stock (after Columbia effectuated a 1 for 2 reverse stock split of its common stock) in exchange for the FICI Common Stock, which represented approximately 85% of Columbia's then issued and outstanding Common Stock. In connection with the purchase of the FICI Common Stock by the Company, the Company also issued 618,750 shares of Common Stock to Baytree Associates, Inc. ("Baytree"), which is not an affiliate of Messrs. Gallant and Baetz, as a fee for services rendered to the Company for arranging the transactions, which are the subject of the Stock Purchase Agreement. The compensation received by Baytree is the subject of certain litigation filed by the Company. See "Item 3-Legal Proceedings" and "Item 12-Certain Relationships and Related Transactions."

         On November 3, 1998, Mr. Gallant resigned as Chairman of the Board and Secretary of the Company and Mr. Baetz resigned as a director. Messrs. Gallant and Baetz are involved in litigation, unrelated to the Company, with the Federal Deposit Insurance Corporation (the "FDIC"). Due to the fact that at the time the FDIC was the Company's largest customer, Messrs. Gallant and Baetz chose to resign their positions with the Company, while the litigation is pending, in order to minimize any potential conflicts of interest or negative effects to the Company arising out of the litigation. Kenneth Klotz was named Chairman of the Board of Directors and Charles LaMontagne was named Secretary of the Company. See "Business of the Company - Credit and Debit Card Services" and "Business of the Company-Closure of BestBank and Related Matters."

         As of January 1, 1999, Messrs. Gallant and Baetz contributed, as additional paid in capital, all of the common stock of Fi-Scrip, Incorporated, a Nevada corporation ("Fi-Scrip"), to the Company for no consideration. Through such action, Fi-Scrip became a wholly-owned subsidiary of the Company. See "Business of the Company Credit and Debit Card Services - Operations of Fi-Scrip" and "Item 12-Certain Relationships and Related Transactions."

THE COMPANY'S BUSINESS

         The Company engages in the financial services business by providing:
(i) credit and debit card services; (ii) banking and financial services; and
(iii) document management and distribution services. The Company provides, to most of its customers, in connection with the three areas of services listed above, a link between consumers, merchants and financial institutions by capturing the initial transaction at the point of sale, giving the merchant credit for that transaction, posting the transaction to the financial institution's accounts receivables and general ledger and ultimately placing the transaction on the customer's statement.

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

HARDWARE AND SOFTWARE UPGRADING

         Since the practical beginning of electronic data management in the 1960's, FICI has been actively involved in the development of the data processing industry and in the testing and research of software products in connection with such industry. The Company's policy of hardware and software upgrade and acquisition has been pursued in order to facilitate the efficient processing required by the expansion of its credit card service business. With the continued upgrade of equipment and software, management of the Company believes that the Company has the capability to handle further anticipated increase in volume of credit card processing transactions in the future. However, no assurance to this effect can be given.

         The Company has taken steps to insure that it will be able to provide the efficient processing required by the expansion of the credit card service business, including the recent installation of significant additional equipment necessary to the operation of a full-service credit card transaction processing company. The Company entered into a mainframe computer lease with IBM for 36 months, starting in October, 1997. Subsequently, the Company upgraded its mainframe computer again in March, 1998, which was accomplished pursuant to the existing IBM lease, on a co-terminus basis. The Company has subsequently held numerous discussions with IBM in regard to its continued upgrade path for its mainframe hardware and software. These discussions have included various upgrade alternatives and the time, effort and financial needs required to implement these upgrades under several different scenarios of anticipated growth. Through IBM, the Company's advantages are the assurance of a continuous upgrade path for its mainframe hardware and software along with a working knowledge of the capability of system components and being able to accurately predict implementation time and costs. The Company also has numerous licensed software programs, from unaffiliated third parties, including the credit card system (Vision Plus) from PaySys International Inc. ("PaySys"), and the banking software system (Dimension) from the Kirchman Corporation ("Kirchman"). See "Description of Business-Year 2000 Dilemma and Compliance."

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

         Over the past few years, the Company has attempted to actively address the Y2K dilemma. The Company has had in place a project plan (the "Y2K Plan") and project team reviewing all hardware and software, as necessary. The Company anticipates its total investment in Y2K compliance will reach approximately $445,000. The Company has already made a significant portion of the investment needed to address the Y2K dilemma. As of the date of this Report, the cost to:
(i) acquire, install and implement these new software systems has been an aggregate of approximately $247,000; and (ii) acquire new hardware has been approximately $8,000. The Company has also instituted policies and procedures that require all new hardware and software acquired or licensed by the Company to be Y2K compliant. As of the date of this Report, the Company has completed testing and believes that all of its primary operating hardware and mission critical systems to be Y2K compliant. It is management's opinion that any remaining Y2K issues are not significant and should be able to be funded through normal operating revenue and income. The Company estimates that until the Company has completed implementation of the Y2K Plan, the Company anticipates expending an additional $165,000, which is estimated to include $50,000 in software, $5,000 in new hardware and $110,000 on other aspects of the implementation of the Y2K Plan. The anticipated source of funds for such expenditures is expected to be working capital generated from operations of the Company. However, no assurance can be given that the goals for the Y2K Plan can be achieved, and if achieved, that the amount necessary to achieve such goals will be limited to the amounts set forth above or that the amounts will be generated from operations. See "Item 6-Management's Discussion and Analysis or Plan of Operation."

         To address the Y2K problem, the Company has installed newly acquired banking software systems, licensed from Kirchman, an unaffiliated third party, that management believes has provided a solution to the Company's Y2K compliance issues. The Company's new banking software is certified by Kirchman as fully Y2K compliant. These software upgrades are system and application functional upgrades. However, no assurance can be given that all Y2K issues have been solved by the acquisition of this software.

         The Company has worked to develop extensive contingency plans to manage the Company's ongoing operations, if any systems do not function correctly on or after January 1, 2000. The Company has a contract with IBM for a "Hot Site" at IBM's Business Recovery Center ("BRC") in Boulder, Colorado for disaster recovery and off-site testing. The BRC maintains facilities, hardware and software, that is identical to the Company's current hardware and software configuration. The Company's disaster recovery specialists perform disaster recovery tests at these facilities every year. In addition to the Company's normal disaster recovery tests, the Company used the facilities both in Dallas, Texas and Boulder, Colorado, in November, 1998, for a combined Y2K and disaster recovery test. This allowed the Company to successfully test all core business systems in a true production environment. The Company has tentatively scheduled additional test time at the IBM Business Recovery Center in Dallas, Texas in April, 1999 for additional testing of its credit card system. These facilities serve as a contingency backup facility in several of the Company's Y2K disaster scenarios, including disrupted utilities and telecommunications services in the Abilene, Texas area. Other contingency plans include agreements with several suppliers for materials and support, ranging from computers and other hardware to software support to power generators. See "Description of Business-Sales and Marketing," "Description of Business-Competition" and "Description of Business-Regulation of the Company's Business."

         Management believes that the Company's practice of equipment and software upgrades provides existing and potential customers with a commercially attractive means of addressing their Y2K compliance problems through outsourcing these services to the Company. The Company's new banking software is certified and fully Y2K compliant and, therefore, a solution for banks facing this processing crisis. However, no assurance to this effect can be given. The Company has also set up a guest machine, or guest operating system, on its mainframe computer, using "date rolling software." The guest operating system utilizes its own dedicated hardware and files, without having any impact on the true production environment. The guest operating system processes the same operations as the true production system, only at an advanced date. By utilizing the guest system, the Company is able to identify potential "day-date" related system failures far enough in advance to address and correct any date related problems on the true production system. See "Description of Business-Sales and Marketing" and "Description of Business-Competition."



         Many prospective and existing customers which face the Y2K dilemma must comply with numerous required regulatory mandates, including, regulatory exams and audits supervised by the FDIC, the Office of the Comptroller of the Currency of the United States (the "OCC"), and state regulatory agencies, external audits by independent third party auditors, proper disaster recovery planning and testing, installation of proper procedures and controls, insurance that key personnel are properly backed up so that reliance on key individuals for services are not interrupted and a host of other issues. The removal of these overhead burdens from the Company's existing and prospective customers is a significant marketing opportunity for the Company. See "Description of Business-Sales and Marketing," "Description of Business-Competition" and "Description of Business-Regulation of the Company's Business."

RECENT CHANGES IN THE BUSINESS OF THE COMPANY; CLOSURE OF BESTBANK AND RELATED MATTERS

         On July 23, 1998, the Colorado State Banking Board ordered the closure of BestBank and the FDIC assumed the role of receiver of BestBank. The single largest asset of BestBank was the portfolio of credit card accounts receivable serviced by the Company (the "Portfolio"). As of December 31, 1998, the number of active credit card accounts serviced by the Company was 661,795, of which 622,837 were serviced by the Company pursuant to a master agreement (the "Master Agreement") entered into as of October 1, 1997 with BestBank. For the year ended December 31, 1998, revenue from the Portfolio accounted for approximately 83% of the Company's total revenues. No other customers accounted for 10% or more of the Company's total revenues.

         On November 3, 1998, the FDIC announced a sealed-bid auction for the sale of the Portfolio. On December 24, 1998, RRI Credit Corporation ("RRICC"), which is not affiliated with the Company, was awarded the contract to purchase the Portfolio from the FDIC. The purchase and sale agreement between RRICC and the FDIC, dated December 24, 1998 ("Purchase and Sale Agreement"), called for a $1,000,000 nonrefundable deposit to be paid by RRICC and a closing date of January 29, 1999.

         Following the closure of BestBank, the Company continued to process the Portfolio under the terms of the Master Agreement. The Company entered into an initial processing agreement with RRICC, on December 14, 1998, and as amended on January 15, 1999 ("RRICC Processing Agreement"), which was conditional on closing of the Purchase and Sale Agreement. In consideration for entering into the RRICC Processing Agreement, the Company lent RRICC $1,000,000 at 10% interest, which enabled RRICC to make a non-refundable deposit under the Purchase and Sale Agreement. The loan is non-recourse to RRICC, unless the deposit is returned by the FDIC. The Board of Directors of the Company determined that it was in the best interests of the Company to lend this money to RRICC in order to assist RRICC in being awarded the bid, thereby enabling the Company to continue to be able to receive revenue from processing the Portfolio under the RRICC Processing Agreement that otherwise could have been lost if the FDIC sold the Portfolio to another bidder or simply liquidated the Portfolio.

         Due to circumstances discussed below, RRICC was unable to meet certain conditions to close the Purchase and Sale Agreement by January 29, 1999. As of that date, RRICC and FDIC agreed to extend the closing date for the Purchase and Sale Agreement to February 22, 1999, and the Company became a party to the Purchase and Sale Agreement. The Company agreed, as a condition to the extension of the closing date, that during the extension period, the Company would continue to process the Portfolio under the Master Agreement and would forego receipt of fees and reimbursement of expenses in anticipation that the Purchase and Sale Agreement would close by February 22, 1999, at which time the Company would be entitled to recoup such fees and expenses, which totaled approximately $550,000. The Board of Directors of the Company determined it would be in the best interests of the Company to continue to process the Portfolio and to forego receipt of fees for the limited period of time of the extension rather than the FDIC selling the Portfolio to another bidder or liquidating the Portfolio.

         Since RRICC intended to operate the Portfolio as an ongoing business, it was understood by all parties that RRICC would be required to enter into a sponsorship agreement with a bank licensed to do business with VISA. Prior to the execution of the January 29, 1999 extension agreement, facts had come into the possession of the Company that there may have been hindrance by certain regulators with efforts to negotiate a sponsorship agreement between RRICC and such a bank. This hindrance had the effect of preventing RRICC from being in a position to close the Purchase and Sale Agreement in a timely manner and, in fact, was one of the reasons that RRICC requested the extension in the first place. When these facts were brought to the attention of the FDIC, the FDIC stated that it had investigated the allegations and could find no facts to support the allegations. Notwithstanding the FDIC's denials, the parties proceeded to execute the January 29, 1999 extension agreement, based on the intention of RRICC and the Company to use the time to identify a new bank and to negotiate a sponsorship agreement.

         Between January 29, 1999 and February 22, 1999, the Company learned of further efforts by certain regulators to hinder the ability of RRICC to obtain a sponsoring bank. This additional hindrance, in the opinion of management of the Company, resulted in the prevention of RRICC from being able to close on the Purchase and Sale Agreement. On February 22, 1999, RRICC notified the Company and the FDIC that, because of such hindrance, the extension period had been an insufficient amount of time in which to find a sponsoring bank. RRICC and the FDIC discussed a further extension of the closing date. On February 26, 1999, the FDIC notified the Company that negotiations with RRICC had failed and that procedures to liquidate the Portfolio, which had already begun, would continue. In addition, the FDIC announced that it was terminating the Master Agreement, as of March 4, 1999.

         The effect of these events was to eliminate approximately 83% of the Company's monthly revenues from processing, as measured during 1998, which will have a material adverse effect on the Company's first quarter 1999 results of operations. The inability of RRICC to close the Purchase and Sale Agreement resulted in the loss of the $1,000,000 non-refundable deposit and the nonrepayment of the Company's loan to RRICC. This loss resulted in the Company's charging-off of the note receivable from RRICC in the Company's 1998 fourth quarter and year end results of operations. See "Item 6- Management's Discussion and Analysis or Plan of Operation."

         The Company believes it may have a claim against the FDIC under a liquidated damages provision in the Master Agreement. Under the liquidated damages provision, any termination by the FDIC before October 1, 2002 entitles the Company to liquidated damages equal to 80% of the average total monthly billings under the Master Agreement for the most recent six months, multiplied by the number of months remaining in the term. The Company has prepared an invoice dated February 26, 1999, for liquidated damages in the amount of $43,566,129, which was presented to the FDIC for payment upon the termination and liquidation of the Portfolio. This invoice has not yet been paid and it is unlikely that the FDIC will voluntarily pay this invoice. The Company is considering taking legal action against the FDIC to collect the liquidated damages. No assurance can be given that the Company will be successful in pursuing such a claim for the liquidated damages.

         Management of the Company hopes the Company will be able to replace the loss of revenue from the Master Agreement and is currently working to negotiate new business to offset such loss. Furthermore, since February 26, 1999, the Company has continued to provide processing services to the FDIC in connection with the Portfolio. These services have been provided without the benefit of a contract, but are expected to continue for several months. However, no assurance to this effect can be given. During March, 1999, total revenues generated from services provided to the FDIC aggregated approximately $680,000. Management believes, however, that the Company will have to reduce current operating costs and, possibly, seek debt financing in the near term to finance such operations until sufficient new business has been obtained to replace the lost revenue. No assurance can be given that the Company will be able to attract sufficient new business or to obtain adequate new financing. If the Company does not generate adequate revenue producing business or proceeds from financing, the Company will have to curtail its operations significantly, which will have a material adverse effect on the Company's financial condition. See "Item 6-Management's Discussion and Analysis of Financial Condition or Plan of Operation."

CREDIT AND DEBIT CARD SERVICES

         The Company provides a full range of card processing services for customers which consist of banks, retailers and financial service organizations that do not operate their own in-house programs and systems. PaySys has licensed the Company to use its software known as CardPAC and VisionPLUS, which addresses every activity associated with credit card transaction processing. These software packages provide specialized applications for customer credit, merchant processing, credit bureau application processing, customer service, special interchange processing, authorizations, transaction processing and collections. In addition, the Company provides custom programming services on the licensed application software for processing requirements that are unique to a customer's business. The Company enters into multi-year agreements with most of its customers and works closely with its customers to be a total solutions provider. In providing a full range of credit card processing services, the Company supports comprehensive card programs, including bankcard issuing and acquiring (merchant services), co-branded, debit card, corporate card and private label programs. The Company also provides application processing, customer service support, remittance processing, card embossing and production, chargeback processing, billing and statement preparation, mail processing, detailed reporting, account collections on behalf of its customers and merchant services.
                                       7

         OPERATIONS OF FI-SCRIP. As of January 1, 1999, the principal stockholders of the Company contributed all of the common stock of Fi-Scrip to the Company for no consideration. Through such action, Fi-Scrip became a wholly-owned subsidiary of the Company. Prior to such transaction, the Company had entered into an agreement with Fi-Scrip, an affiliate of Messrs. Gallant and Baetz, to provide certain services to the Company. Fi-Scrip markets processing services for Automatic Teller Machines ("ATM's") transactions, debit terminal transactions and Electronic Benefits Transfer systems ("EBT") transactions. Fi-Scrip and its co-venturer, Norstar, Inc., of Orlando, Florida, an entity in which Fi-Scrip has a 25% ownership interest, contract with independent sales organizations for deployment of terminals and services. See "Item 12-Certain Relationships and Related Transactions."

         Fi-Scrip designs programs and tests the software that is reloaded into ATM's and debit card point-of-sale ("POS") machines. Fi-Scrip is one of four companies certified by Deluxe Payment Systems, an unaffiliated third party, to process EBT transactions. EBT is a new process and method of distributing federal entitlements, initially including food stamps, welfare and social security payments to beneficiaries. In place of printing and issuing checks and other financial instruments, some beneficiaries of government entitlement programs receive a debit style card (a "QUEST Card"), which operates in the same manner as an ATM or debit card. The beneficiary of the entitlement program uses this federally issued card to purchase items utilizing the EBT system. The federal government may eventually establish individual accounts, which will be debited when a beneficiary makes a withdrawal or purchase. However, no assurance can be given as to when or whether the federal government will establish this process. Fi-Scrip expects that there will be substantial competition in the provision of the service offered by Fi-Scrip. No assurance can be given that Fi-Scrip will be successful in competing for this business. Thus, the Company may not receive the processing business anticipated by management of the Company to be derived from EBT transactions.

         The transactions based on this medium of exchange through Fi-Scrip and the Company are estimated to produce a gross transaction fee of between $0.06 to $0.09, of which the Company is paid a per transaction fee of $0.02 and a fee of $3.50 per monthly statement generated by the Company. The transaction fee is in addition to the merchant application and statement fees. However, no assurance can be given as to the volume of transactions that will be processed or rates at which such processing will take place. Fi-Scrip is newly in operation in connection with the EBT business, with $266,970 of transactions in January, 1999, and approximately $246,000 of transactions in February, 1999. Fi-Scrip anticipates a significant increase in the number of transaction throughout the remainder of 1999, but no assurance to this effect can be given.

         According to federal government surveys, it is anticipated that by the year 2000, 60% of the population of the United States will be receiving monthly income issued electronically and accessible through the use of a QUEST Card. However, no assurance to this effect can be given. The total dollar value of EBT transactions (food stamps, aid to families with dependent children and welfare payments) in 1999 is estimated by Fi-Scrip to be $60 billion, with an average transaction size of approximately $23.00, or approximately 450 million transactions per year. Fi-Scrip's target market share of total dollar volume of EBT transactions is estimated to be $6 billion or 65 million transactions per year) by January 1, 2000. However, no assurance can be given that there will be this volume of transactions or that Fi-Scrip will service such a volume of transactions.

         The Social Security System is scheduled to distribute benefits using EBT beginning on December 31, 1999 and expects to have completed implementation of the distribution system by January 2, 2002. The dollar value for all EBT transactions by the Social Security System is expected to reach $470 billion annually. However, no assurance to this effect can be given.

         Fi-Scrip has been certified by Citibank and Lockheed Martin as an EBT third party processor, according to federally established guidelines in twenty-five states. Fi-Scrip's EBT development plans include full certification for six additional states as, if and when government contracts are awarded to Lockheed Martin or Deluxe Payment Systems, both of which are unaffiliated with the Company or Fi-Scrip, for EBT transaction processing. However, no assurance to this effect can be given.

         AGREEMENT WITH PLATINUM-ICS, INC. On June 8, 1998, the Company entered into an agreement with Platinum-ICS, Inc. ("Platinum") to perform data processing and other services in connection with Platinum's credit card portfolio. Platinum is the managing entity coordinating a group of experts for processing, collecting, servicing and financing patient-pay accounts receivables for the provider's participants. Platinum issues cards to the recipients of medical care, who utilize the card to consolidate medical bills. The agreement has an initial term of three (3) years and will automatically renew for additional three (3) year terms, unless written notice is given by either party no less than one hundred eighty (180) days prior to expiration of a given term. On December 16, 1998, the Company completed the conversion of approximately 6,000 accounts for the Presbyterian Hospital at Greenville, Texas ("Greenville Hospital"). The Company's processing charges range from $1.50 to $2.00 per account per month, depending on the services provided. Since conversion, Greenville Hospital has added approximately 5,900 additional accounts.

         On February 17, 1999, after review of Greenville Hospital's conversion and preliminary results of activity, the Texas Hospital Association, which represents approximately 410 hospitals, or approximately 83% of the hospitals, in the State of Texas, formally endorsed the Platinum program. With approximately 500 hospitals representing as many as 5,000,000 accounts in the State of Texas alone, the Company's exclusive processing agreement with Platinum could prove, over a short period of time, to be an abundant source of new business for the Company. Upon the endorsement of Platinum's program by the Texas Hospital Association, several major hospitals, which represent an average of approximately 50,000 accounts each, have expressed interest in and a desire to convert to the Platinum processing platform. As of the date of this Report, the Company is working with these various hospitals to secure processing contracts. However, there can be no assurance that the Company will be successful in its attempt to secure additional contracts.

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

         PROCESSOR SERVICES. As a processor of credit card and banking transactions, the Company assumes all responsibility for the processing systems, software maintenance and compliance. The Company's data processing center is staffed 24 hours a day, 7 days a week, and processes and balances all incoming and outgoing file transmissions, provides automated clearing house ("ACH") transmissions, daily updates, reports, generates statements, maintains system backup and provides customer support. Other processor services include the issuance of user documentation explaining the features and functionality of the processing system (cardholder and merchant processing, authorizations, collections and customer service). In addition, the Company provides user training to its customers.

         On-site and off-site backups of daily activity and systems are maintained. In the event of a disaster, the Company has a hot site disaster recovery center at its immediate disposal from IBM. A comprehensive disaster recovery plan and testing of that plan are required in the regulatory environment in which the Company operates. This plan is a part of the Company's policy of hardware upgrade and acquisition in order to facilitate the efficient processing required by the expansion of the card business, to create a solid foundation for the growth of the Company and to maintain its goal of being a total solutions provider. See "Description of Business-Regulation of the Company's Business."

         Each customer is assigned a client support specialist. These representatives provide support and assistance to research problems, clarify system functionality, and setup new programs and promotions and training. All banking customers of the Company have direct 24 hour, 7 day a week "helpdesk" support from Kirchman. The Company provides on-site support during conversions and major software enhancements or releases. The Company also provides collection services to its customers. In addition, the Company has established a business relationship with several full-time collection agencies and will provide appropriate information at the customer's request. The Company provides the capability to transfer files to these agencies and, in several cases, these agencies are on-line, real time connected to the collection management system. Further, the Company offers a complete dispute resolution service to its customers, utilizing a state-of-the-art interchange tracking system. Service representatives process all copy requests and chargebacks. In conjunction with the chargeback processing procedures, service representatives perform other fraud and risk management functions in an effort to assist the Company's customers from being victimized by fraudulent and unscrupulous transactions.

         The Company also provides over 350 standard reports that are readily available to the customer. These reports can be generated daily, weekly, monthly, quarterly or by special request. All of the standard reports are made available through hard copy, computer output to laser disk ("COLD") and on-line. In addition, customized and ad hoc reporting services are available to the customer.

         BACKROOM SERVICES. The Company utilizes Search and Scoreware software licensed from Fair Isaac, to access the three major credit bureaus and score applicants' credit applications. The particular credit data is entered into the credit decision management system and transmitted directly to the credit bureau. Based on the customer's business requirements, these applications are pre-screened, and requested credit scoring or reporting is secured from the credit bureau. Upon approval, an account is automatically set up with the customer and the applicant is issued a credit card. Applications that are declined are maintained in the database, and the applicant is automatically sent a letter of notification. All records and applications are retained for historical purposes based upon the customer's requirements and appropriate requirements for regulatory purposes.

         The Company offers its customers full service support, both automated and by service representatives. A fully automated system, using voice response and direct talk software, allows credit card holders to activate their cards, verify account balance information and report lost or stolen cards. The voice response system immediately and automatically blocks accounts that have been reported lost or stolen and prevents any additional transactions from being authorized. With proper security and passwords, the voice response system automatically activates a credit card holder's card, relieving the service representative from those tedious tasks and allowing the service representative time to concentrate on assisting credit card holders with other important concerns. Additionally, the Company offers a toll free telephone service to process all other customer service calls. The service representative utilizes the customer service management system to assist credit card holders in solving their questions and concerns. The customer service management system allows the customer to automate and custom-tailor the customer service processing. This allows for efficient tracking and reporting of all customer service activities.

         The Company utilizes several proprietary and third party networks for its authorization, capture and merchant accounting services. Utilizing the merchant processing system, the Company offers toll free telephone services and service representatives to provide merchants the support needed for authorizations, basic inquiries, researching disputes and settlement processing. The warehousing and deployment of POS terminals can be an overwhelming task. Through the Company's strategic relationship with Triumphant Enterprises, Inc. of Dallas, Texas, an unaffiliated third party, which is in the business of terminal deployment, this task is accomplished and integrated with a degree of certainty and accuracy.

         A vital part of the Company's backroom services is the assistance of the customer's daily balancing and reconciliation of the processing solution. These processes are used daily to determine the settlement with VISA, MasterCard, retailers and remittance of funds. Providing this important service insures that the customer is getting cash management information expeditiously and accurately for cash flow analysis purposes.

         CREDIT CARD PRODUCTION. The Company has built and owns a 3,400 square foot credit card embossing center at which the Company produces credit cards for its customers. The Company produces credit cards for its customers, and such cards may be upgraded to include smart card personalization as an additional service. The Company maintains a dual security system, which meets VISA and MasterCard standards for card security and production. The Company's software allows the customer to define various card types and programs and to define special processing parameters for billing and statement preparation. With the ability to provide multiple statement messages, the statement is frequently used by the Company's customers to announce new services, contests, and credit line increases. In addition, the Company may design and customize the statements, which act as a basic marketing tool. Data entry support can be supplied for customers who have special promotions and other marketing events. The Company also offers direct marketing services. Direct mail marketing items can be sent to any list of current or prospective cardholders. The Company's affiliation with other marketing organizations allows the Company to support multiple marketing programs, including both in-bound and out-bound telemarketing campaigns. These telemarketing campaigns are designed to enhance and grow the customers' card base and to efficiently handle the potentially large volume of specific calls. Various programs can be custom tailored to focus upon a customer's particular needs and specific market penetration. See "Item 3-Properties."

BANKING AND FINANCIAL SERVICES

         The Banking and Financial Services component of the Company performs the processing and "backroom" operations of banks, thrifts, credit unions, insurance companies, merchants, utilities, government agencies, and others. The Company's backroom services for banks and financial institutions generated approximately 5% and 20% of its gross billings for the years ended December 31, 1998 and 1997, respectively. The Company believes that it still has the opportunity to grow and expand this line of business. However, no assurance to this effect can be given. See "Description of Business-Sales and Marketing."

         The financial institutions processing services from the Company begin with the implementation of the processing system, proceed with the customer's use of the system and end with other services offered by the Company. The processing system manages all liabilities from checking accounts to time deposits, each with capabilities that range from fixed rates to tiered rates and from bonus rates to overdraft protection. The processing system retains the data for the total customer relationship, meaning the customer is viewed from both sides of the balance sheet. This integrated information is the foundation for an institution's improved risk management, better marketing for product penetration and better servicing of the customer base.

         The Company provides proof and data entry services for all cash and transit items for the customer. Checks, debit advices and credit advices are micro-encoded. On a daily basis, all items rejected are researched and re-entered to insure that the customer receives full credit for all monetary items submitted. Upon completion, the debit and credit captured data is electronically transferred to the processing systems. After the capturing process, the Company generates and creates the necessary cash letters for the financial institutions and delivers such letters to the Federal Reserve according to their mandated instructions and delivery times.

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

DOCUMENT MANAGEMENT AND DISTRIBUTION SERVICES

         The document management and distribution services the Company provides to its customers simplify an otherwise overwhelming task of processing inbound and outbound paper items. In document management, the Company offers processes for producing statements for the customer, while reducing the amount of paper reports with its online tools for reports, and the use of digital document technology, such as COLD. The Company processed an average of approximately 822,000 pieces of mail per month during the year ended December 31, 1998. The Company's credit card processing center has a current capacity of processing 1,000,000 pieces of mail per month The loss of the FDIC Portfolio is anticipated to reduce the number of pieces of mail produced during 1999. The Company hopes to add other customers with specific mailing and distribution needs. However, no assurance to this effect can be given. See "Description of Business-Sales and Marketing."

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

         Besides the advantage of processing efficiency over traditional analog file storage, the use of COLD storage and retrieval methodologies have application for customer service operations. Through the Company, clients' customer service representatives are able not only to inspect customer statements by line item data, but retrieve, view and reference digitized images of original documents on a real time basis. For added customer services, these items may then be reprinted or faxed on demand. The customer's need for manpower support is, consequently, greatly reduced while increasing the productivity of customer service personnel.

SALES AND MARKETING

         The marketing goals of the Company are to expand the number of customers of the Company which utilize the already created and operating multi-faceted information service organization dedicated to the provision of financial data processing, document management, electronic commerce services and customer service. The Company focuses on customers, such as denovo banks (banks in the process of being formed) and businesses in the credit card industry that may be overwhelmed with new regulatory and related problems and want to outsource their operations and not assume the significant overhead associated with such business, particularly in connection with Y2K compliance. During the 1980's, the trend for community banks was to bring their processing in-house. Faced with the Y2K dilemma and ever increasing data processing costs, these institutions are prime candidates to again contract their processing to service companies such as the Company. Further, the Company can process for institutions in all facets of their operations, although no assurance can be given to this effect. See "Description of Business-Year 2000 Dilemma and Compliance."

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

         A significant part of the sales of the Company's services are made by its executive officers. Additionally, the Company has contracted with its card processing software supplier, PaySys., to market the processing services of the Company. PaySys' credit card management software-solutions are used by more banks, finance companies, processors and retail establishments throughout the world than any other system. Management of the Company expects the relationship with PaySys to result in new and additional business for the Company.
However, no assurance to this effect can be given.

         The Company has been required to expand its marketing program on a more expedited basis because of the need to develop new sources of revenues in the near future, following the termination of the Master Agreement in March, 1999. Management has been seeking additional new sources of business from banks and other financial institutions to replace the revenues lost from the processing of the Portfolio. No assurance can be given that these efforts will prove successful in generating new sources of revenues. The failure of the Company to obtain new sources of revenues in the near future could have a material adverse effect on the operations and financial condition of the Company. See "Item 6-Management's Discussion and Analysis of Financial Condition or Plan of Operation."


         In addition, there has been a trend over the last several years for banks and other financial institutions to consolidate, thereby causing shrinkage in the number of possible customers for the Company's services, although the Company is partially protected from this trend by having relatively long-term agreements with its customers. The effects of this trend in consolidation could have a material adverse effect upon the Company's future business prospects. One such consolidation is the recent purchase of SSB, causing an anticipated decline in revenue from that account to the Company. However, the effects of this trend, in the opinion of management, are off-set by the fact that there are approximately 300 denovo banks currently in formation and there has been the introduction of new financial instrument programs on a continuous basis. Many of such programs are potential customers for the Company's services. It is uncertain whether the Company will benefit from such new financial instrument programs. No assurance can be given that the Company will be able to replace customers lost to consolidations within the banking industry, and if the Company is successful in replacing such customers, that such replacement customers will result in enough revenue to off-set lost revenue and profits. See "Description of Business-Credit and Debit Card Services," "Description of Business-Competition," "Item 6-Management's Discussion and Analysis or Plan of Operation" and "Item 12-Certain Relationships and Related Transactions."

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

         The industry in which the Company competes is highly fragmented. The Company believes that, with its vast range of services and expertise in Y2K compliance issues, those banking and financial institutions looking for solutions will begin to look to outsourcing as efficient alternative to these issues. However, there can be no assurances to this effect. Management of the Company believes that to succeed in competing for customers in its industry segments, the Company's factors for success are its capabilities, quality of service, price, reputation and, in some cases, convenience of location to the client.

         The Company's ability to compete effectively may also depend on the availability of capital. Many of the Company's competitors have access to significantly greater capital and management resources then does the Company. The Company is not aware of any competitor providing the same range of services as the Company. However, no assurance can be given that such competitors do not exist. The Company's competitive capabilities consist principally of the Company's state of the art card software solutions systems and a focus on a customer-service oriented approach for the small to medium- sized customers. Furthermore, management of the Company believes that the Company enjoys an advantage as a total provider and can, thereby, offer these services at reduced costs to its customers. However, no assurance to this effect can be given.

         Most of the Company's competitors focus on large, high-volume accounts, the Company has an added competitive advantage in seeking out customers in the small to medium-sized card issuers market, which is believed by management to comprise nearly 30% of the nearly 250 million accounts which form the card industry in the United States. However, there is an increasing trend of bank mergers and consolidations, which may, over time, cause the market for the Company's services to shrink and thus, significantly increase competition. See "Description of Business-Sales and Marketing."

REGULATION OF THE COMPANY'S BUSINESS

         Various aspects of the Company's businesses are subject to federal and state regulation which, depending on the nature of any noncompliance, may result in the suspension or revocation of licenses, registrations or certifications, as well as the imposition of civil fines and criminal penalties. Since the Company's services are performed on behalf of the customer and the Company does not take possession of the receivables or funds collected from credit card holders, the Company is not required to have any specific licensing or registration in the states in which the Company's customers operate. However, the Company is required to have the software and procedures that it utilizes be in compliance with various regulations. Among such regulations are: Regulation Z of the Truth in Lending Act and Regulation E of the Electronic Fund Transfers Act. Furthermore, there are portions of the regulations of the FDIC that are applicable to the activities of the Company, as are regulations of the OCC and those of various state regulatory agencies. The Company believes that it is in material compliance with all such regulations in accordance with the Federal Financial Institutions Examination Council, Information Systems Examination Handbook, and VISA and MasterCard certification and compliance mandates.


         With respect to the above requirements, the Company has been audited annually by banking examiners and third party auditors to monitor compliance with all regulations. The Company has received satisfactory ratings on these audits. During November, 1998, the Company contracted with KPMG LLP to perform an independent third party audit. The audit was conducted in accordance with the Statement on Auditing Standards No. 70 ("SAS 70"), "Reports on the Processing of Transactions by Service Organizations" of the American Institute of Certified Public Accounts ("AICPA"). In a report dated November 13, 1998, KPMG LLP expressed an unqualified opinion on the Company's SAS 70 audit. The SAS 70 audit was conducted to determine whether all areas of the Company's processing procedures, application software and internal controls were operating in compliance with prescribed independent auditing standards. Management of the Company believes that the Company continues to meet all required standards and materially complies with all applicable regulations. However, no assurance to this effect can be given.

EMPLOYEES

         As of March 31, 1999, the Company had eighty-two (82) full-time employees, including three (3) corporate executives, sixty-five (65) operations persons, twelve (12) administrative personnel and two (2) part-time employees.

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

RISK FACTORS

         This Report may be deemed to contain forward-looking statements. Forward-looking statements in this Report or hereafter included in other publicly available documents filed with the Commission, reports to the Company's stockholders and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. These risks include, but are not limited to, risks set forth herein, each of which could adversely affect the Company's business and the accuracy of the forward-looking statements contained herein.

         There is a limited public market for the Company's Common Stock. Persons who may own or intend to purchase shares of Common Stock in any market where the Common Stock may trade should consider the following risk factors, together with other information contained elsewhere in the Company's reports, proxy statements and other available public information, as filed with the Commission, prior to purchasing shares of the Common Stock:

         FINANCIAL RISKS

         LOSS OF MAJORITY OF THE COMPANY'S REVENUE GENERATING CUSTOMER. On July 23, 1998, the Colorado State Banking Board ordered the closure of BestBank and the FDIC assumed the role of receiver of BestBank. The single largest asset of BestBank consisted of the Portfolio serviced by the Company. As of December 31, 1998, the number of active credit card accounts serviced by the Company was 661,795, of which 622,837 were serviced by the Company pursuant to the Master Agreement with BestBank. For the year ended December 31, 1998, revenue from the Portfolio accounted for approximately 83% of the Company's total revenues. No other customers accounted for 10% or more of the Company's total revenues. On March 4, 1999, the FDIC announced that it was terminating the Master Agreement. The effect of these events was to eliminate approximately 83% of the Company's monthly revenues from processing, as measured during 1998, which will have a material adverse effect on the Company's first quarter 1999 results of operations. Management believes that the Company will have to reduce current operating costs and, possibly, seek debt or equity financing in the near term to assist in the financing of the Company's operations until sufficient new business has been obtained to replace the lost revenue. No assurance can be given that the Company will be able to attract sufficient new business or to obtain adequate new financing. If the Company does not generate adequate revenue producing business or proceeds from financing, the Company will have to curtail its operations significantly, which will have a material adverse effect on the Company's financial condition. See "Description of Business-Recent Changes in the Business of the Company; Closure of BestBank and Related Matters," "Item 6-Management's Discussion and Analysis of Financial Condition or Plan of Operation" and "Item 7-Financial Statements."


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

         RELIANCE ON CUSTOMERS. BestBank represented approximately 83% and 30% of the Company's revenue for the Company's fiscal years ended December 31, 1998 and 1997. Much of the anticipated short term future growth in the business of the Company is expected to be derived from agreements with Platinum and GNCU. No assurance can be given that such companies will continue to do business with the Company in the future or that the basis upon which they do business with the Company will be profitable to the Company. See "Description of Business-Credit and Debit Card Services" and "Item 6-Management's Discussions and Analysis or Plan of Operation."

         GENERAL BUSINESS OPERATIONS RISKS

         ADVERSE TRENDS IN THE COMPANY'S BUSINESS. There has been a trend over the last several years for banks and other financial institutions to consolidate, thereby causing shrinkage in the number of possible customers for the Company's services. The Company is partially protected from this trend by having relatively long-term agreements with its customers. One such consolidation is the recent purchase of SSB by American State Bank ("ASB"), causing a decline in revenue from that account to the Company. The effects of this trend in consolidation could have a material adverse effect upon the Company's future business prospects. However, the effects of this trend, in the opinion of management, is offset by fact that there are approximately 300 denovo banks currently in formation and there has been the introduction of new financial instrument programs on a continuous basis. Many of such programs are potential customers for the Company's services. It is uncertain whether the Company will benefit from such new financial instrument programs. No assurance can be given that the Company will be able to replace customers lost to consolidations within the banking industry, or that if the Company is successful in replacing such customers, that such replacement customers will result in enough revenue to offset lost revenue and profits. See "Description of Business-Sales and Marketing," "Description of Business-Competition," "Item 2-Properties" and "Item 6-Management's Discussion and Analysis of Financial Condition or Plan of Operation."

         GOVERNMENT REGULATION OF BUSINESS. Various aspects of the Company's businesses are subject to federal and state regulation which, depending on the nature of any noncompliance, may result in the suspension or revocation of licenses, registrations or certifications, as well as the imposition of civil fines and criminal penalties. Since the Company's services are performed on behalf of the customer and the Company does not take possession of the receivables or funds collected from credit card holders, the Company is not required to have any specific licensing or registration in the states in which the Company's customers operate. However, the Company is required to have the software and procedures that it utilizes be in compliance with various regulations. The Company believes that it is in material compliance with all such regulations in accordance with the Federal Financial Institutions Examination Council, Information Systems Examination Handbook, and VISA and MasterCard certification and compliance mandates. However, no assurance to that effect can be given. See "Description of Business-Regulation of Company's Business."

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

         DEPENDENCE ON KEY PERSONNEL. The Company is dependent upon the skills of its management team and the relationships of key executive personnel. There is strong competition for qualified personnel in the financial services industry and an inability to continue to attract, retain and motivate key personnel could adversely affect the Company's intended business. There can be no assurances that the Company will be able to retain its existing key personnel or to attract additional qualified personnel. The Company does not have any key man life insurance on any members of senior management, but will consider purchasing such insurance when such insurance is deemed affordable. See "Item 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act" and "Item 12-Certain Relationships and Related Transactions."

         CONTROL BY PRINCIPAL STOCKHOLDERS. The Company's principal stockholders, directors and executive officers and their affiliates control the voting power of approximately 83% of the outstanding Common Stock. As a result of such Common Stock ownership, such persons will be in a position to exercise significant control with respect to the affairs of the Company and the election of directors. See "Item 11-Security Ownership of Certain Beneficial Owners and Management."

         SECURITIES RISKS

         LIMITED PUBLIC MARKET FOR COMMON STOCK. There is currently a limited public market for the Company's Common Stock. Holders of the Company's Common Stock may, therefore, have difficulty selling their Common Stock, should they decide to do so. In addition, there can be no assurances that such markets will continue or that any shares of Common Stock, which may be purchased, may be sold without incurring a loss. Further, the market price for the Common Stock may be volatile depending on a number of factors, including business performance, industry dynamics, news announcements or changes in general economic conditions. See "Item 5-Market for Common Equity and Related Stockholder Matters."

         DISCLOSURE RELATING TO LOW-PRICED STOCKS. The Company's Common Stock is currently listed for trading in the over-the-counter market on the Over-The-Counter Electronic Bulletin Board ("OTCB") maintained by the National Association of Securities Dealers, Inc. ("NASD"), or in the "pink sheets" maintained by the National Quotation Bureau, Inc., which are generally considered to be less efficient markets than markets such as NASDAQ or other national exchanges, and which may cause difficulty in conducting trades and in obtaining future financing. The Company's securities are subject to the "penny stock rules" adopted pursuant to Section 15 (g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The penny stock rules apply to non-NASDAQ companies whose common stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). Such rules require, among other things, that brokers who trade "penny stock" to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade "penny stock" because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. Because the Company's securities are subject to the "penny stock rules," investors will find it more difficult to dispose of the securities of the Company. Further, for companies whose securities are traded in the OTCB, it is more difficult: (i) to obtain accurate quotations; (ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Services, generally do not publish press releases about such companies; and
(iii) for companies whose shares are traded in the OTCB to obtain needed capital. See "Item 5-Market for Common Equity and Related Stockholder Matters."

         LACK OF DIVIDENDS ON COMMON STOCK. The Company has paid no dividends on its Common Stock, as of the date of this Report, and there are no plans for paying dividends on the Common Stock in the foreseeable future. The Company intends to retain earnings, if any, to provide funds for the expansion of the Company's business. See "Item 5 - Market for Common Equity and Related Stockholder Matters."


         FUTURE ISSUANCES OF PREFERRED STOCK. The Company's Certificate of Incorporation authorizes the issuance of 5,000,000 shares of preferred stock, par value $0.001 per share (the "Preferred Stock"), with such designation, rights, preferences and privileges as may be determined from time to time by the Board of Directors, without stockholder approval. In the event of issuance of preferred stock, such issuance could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although the Company has no present intention to issue any shares of its preferred stock, there can be no assurances that the Company will not do so in the future. See "Item 5-Market for Common Equity and Related Stockholder Matters."

         SHARES ELIGIBLE FOR FUTURE SALE; ISSUANCE OF ADDITIONAL SHARES. In general, under Rule 144, as currently in effect, a person (or persons whose shares are aggregated) who has beneficially owned restricted securities shares for a least one year, including persons who may be deemed "affiliates" of the Company, as that term is defined under the Securities Act of 1933, as amended (the "Securities Act"), would be entitled to sell within any three month period a number of shares that does not exceed the greater of 1% of the then outstanding shares or the average weekly trading volume of shares during the four calendar weeks preceding such sale. Sales under Rule 144 are also subject to certain manner-of-sale provisions, notice requirements and the availability of current public information about the Company. A person who has not been an affiliate of the Company at any time during the three months preceding a sale, and who has beneficially owned his shares for at least one year, would be entitled to sell such shares without regard to any volume limitations under Rule 144.

         Future sales of shares of Common Stock by the Company and its stockholders could adversely affect the prevailing market price of the Common Stock. There are currently 12,775,000 shares of Common Stock issued and outstanding, of which approximately 1,650,000 shares are free trading shares or are eligible to have the restrictive legend removed pursuant to Rule 144(k) promulgated under the Securities Act. In addition, approximately 11,125,000 shares of the Company's restricted Common Stock are eligible for resale pursuant to Rule 144, of which 10,631,250 shares are held by affiliates of the Company. The shares issued to Baytree in September, 1997 are the subject of litigation between the Company, Baytree and certain other parties. The Company is currently seeking injunctive relief against the sale or other disposition of these shares. No assurance can be given that the Company will be successful in connection with this litigation and these shares will not be sold into the market. Sales of substantial amounts of Common Stock in the public market, or the perception that such sales may occur, could have a material adverse effect on the market price of the Common Stock. Pursuant to its Certificate of Incorporation, the Company has the authority to issue additional shares of Common Stock. The issuance of such shares could result in the dilution of the voting power of the currently issued and outstanding Common Stock. See "Item 3-Legal Proceedings" and "Item 5-Market for Common Equity and Related Stockholder Matters."

         POTENTIAL ANTI-TAKEOVER EFFECT OF CERTAIN CHARTER PROVISIONS. The Company's Certificate of Incorporation includes certain provisions which are intended to protect the Company's stockholders by rendering it more difficult for a person or persons to obtain control of the Company without cooperation of the Company's management. The Company is subject to the General Corporation Law of the State of Delaware, including Section 203, an anti-takeover law enacted in 1988. In general, the law restricts the ability of a publicly held Delaware corporation from engaging in certain "business combinations" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder. Such provisions are often referred to as "anti-takeover" provisions. The "anti-takeover" provisions in the Certificate of Incorporation may delay, deter or prevent a takeover of the Company which the stockholders may consider to be in their best interests, thereby possibly depriving holders of the Company's Securities of certain opportunities to sell or otherwise dispose of their securities at above-market prices, or limit the ability of stockholders to remove incumbent directors as readily as the stockholders may consider to be in their best interests. See "Item 5-Market for Common Equity and Related Stockholder Matters."

         LIMITATIONS ON DIRECTOR LIABILITY. The Company's Certificate of Incorporation provides, as permitted by governing Delaware law, that a director of the Company shall not be personally liable to the Company or its stockholders for monetary damages for breach of fiduciary duty as a director, with certain exceptions. These provisions may discourage stockholders from bringing suit against a director for breach of fiduciary duty and may reduce the likelihood of derivative litigation brought by stockholders on behalf of the Company against a director. See "Item 10-Executive Compensation - Indemnification of Officers and Directors."


ITEM 2.  DESCRIPTION OF PROPERTIES

         The Company currently maintains its corporate offices at 1157 North 5th Street, Abilene, Texas 79601, where it leases 52,248 square feet of office space located from ASB at an aggregate monthly rental of $33,477. Most of this leased office space is leased for a period of two years, from August 1, 1997 to July 31, 1999. The leased space is automatically renewable for a like period of time, if notification of termination is not made by ASB to the Company or vice versa, within 180 days prior to the expiration of the term of the lease, of which notice of termination of the automatic renewal clause has been provided to ASB by the Company, pending renegotiations of lease specifications. The lease is subject to adjustment at the time of renewal if there is an increase in the Consumer Price Index for the year prior to the renewal date. Furthermore, ASB has granted to the Company a right of first refusal to lease any additional office space that may become available at that address. See "Item 12-Certain Relationships and Related Transactions."

         On April 2, 1998, the Company acquired, from an unaffiliated third party, real property consisting of land and a 3,400 square foot building, located at 325 Hickory Street, Abilene, Texas 79601. This property was acquired by the Company to act as a credit card embossing center as required by VISA and MasterCard. The Company paid $68,000 to acquire the property and has completed approximately $140,000 of improvements to the building. See "Item 6-Management's Discussion and Analysis or Plan of Operation."

ITEM 3.  LEGAL PROCEEDINGS

         On June 30, 1998, Columbia Capital Corp., FICI, Douglas R. Baetz and Glenn M. Gallant filed a complaint in the United States District Court for the Southern District of Florida (Case No. 98-6701) against Baytree., Michael Gardner, certain former officers and directors of the Company, and certain other parties. The complaint alleges claims against the named defendants, including fraud, securities fraud and breach of fiduciary duty, in connection with the transactions related to the Stock Purchase Agreement, entered into as of September 23, 1997, among Columbia Capital Corp., FICI, and Messrs. Gallant and Baetz. The complaint seeks relief against the named defendants, including monetary damages relating to improper sales of shares of Common Stock into the public market by the named defendants and the cancellation of the shares of Common Stock issued by the Company to Baytree for services rendered for arranging the transactions which are the subject of the Stock Purchase Agreement.

         To the best knowledge of management, there is no material litigation, pending or threatened, or judgment entered against the Company or any executive officers or directors of the Company in his capacity as such.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the quarterly period ended December 31, 1998, the Company's stockholders adopted no resolutions at a meeting or by written consent.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK

         As of April 13, 1999, the authorized capital stock of the Company consisted of 50,000,000 shares of Common Stock, and 5,000,000 shares of Preferred Stock. As of April 13, 1999, there were issued and outstanding 12, 775,000 shares of Common Stock and no shares of Preferred Stock.

The Company's Common Stock is listed for trading on the OTCB maintained by the National Association of Securities Dealers under the symbol "CLCK." The Company's Common Stock has a very limited trading history and has only been quoted on the OTCB since July 28, 1997.

         The following table sets forth quotations for the bid and asked prices for the Company's Common Stock for the periods indicated below, based upon quotations between dealers, without adjustments for retail mark-ups, mark-downs or commissions, and therefore may not represent actual transactions:

                                             BID PRICES            ASKED PRICES
                                             ----------            ------------
                                           HIGH      LOW          HIGH      LOW
                                           ----      ---          ----      ---

YEAR ENDED DECEMBER 31, 1997

3rd Quarter                                3.50     3.25          5.25     5.00
4th Quarter                                1.38     1.00          1.50     1.25

YEAR ENDED DECEMBER 31, 1998

1st Quarter                                2.00     0.88          2.50     1.13
2nd Quarter                                4.25     1.69          4.38     1.88
3rd Quarter                                5.25     2.50          5.38     2.63
4th Quarter                                2.69     0.56          2.88     0.69

YEAR ENDING DECEMBER 31, 1999

1st Quarter                                1.13     0.13          1.22     0.22

         The bid and asked sales prices of the Company's Common Stock, as traded in the over-the-counter market, on April 13, 1999, were $0.25 and $0.31, respectively. These prices are based upon quotations between dealers, without adjustments for retail mark-ups, mark-downs or commissions, and therefore may not represent actual transactions.

         No dividend has been declared or paid by the Company since inception. The Company does not anticipate that any dividends will be declared or paid in the future. The transfer agent for the Company is Interwest Stock Transfer Co., Inc., 1981 East 4800 South, Salt Lake City, Utah 84117.

CERTAIN BUSINESS COMBINATION AND OTHER PROVISION OF CERTIFICATE OF INCORPORATION

         As a Delaware corporation, the Company is currently subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law ("Section 203"). Section 203 provides, with certain exceptions, that a Delaware corporation may not engage in any of a broad range of business combinations with a person or an affiliate, or associate of such person, who is an "interested stockholder" for a period of three (3) years from the date that such person became an interested stockholder unless: (i) the transaction resulting in a person becoming an interested stockholder, or the business combination, is approved by the Board of Directors of the corporation before the person becomes an interested stockholder; (ii) the interested stockholder acquired eighty five percent (85%) or more of the outstanding voting stock of the corporation in the same transaction that makes such person an interested stockholder (excluding shares owned by persons who are both officers and directors of the corporation, and shares held by certain employee stock ownership plans); or (iii) on or after the date the person becomes an interested stockholder, the business combination is approved by the corporation's board of directors and by the holders of at least sixty-six and two-thirds percent (66-2/3%) of the corporation's outstanding voting stock at an annual or special meeting, excluding shares owned by the interested stockholder. Under Section 203, an "interested stockholder" is defined as any person who is: (i) the owner of fifteen percent (15%) or more of the outstanding voting stock of the corporations; or (ii) an affiliate or associate of the corporation and who was the owner of fifteen percent (15%) or more of the outstanding voting stock of the corporation at any time within the three (3) year period immediately prior to the date on which it is sought to be determined whether such person is an interested stockholder.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

         OVERVIEW OF PRESENTATION. As of May 1, 1997, Messrs. Gallant and Baetz acquired 100% of the issued and outstanding FICI Common Stock for $1,600,000 in cash from certain unaffiliated parties. As of September 23, 1997, the Company entered into a Stock Purchase Agreement with Messrs. Gallant and Baetz, pursuant to which the Company issued an aggregate of 10,631,250 shares of the Company's Common Stock in exchange for 100% of the issued and outstanding shares of FICI Common Stock. The Company also issued 618,750 shares of Common Stock to a third party, which is not an affiliate of Messrs. Gallant and Baetz, for services rendered to the Company for arranging the transactions, which are the subject of the Stock Purchase Agreement. In connection with the closing of the Stock Purchase Agreement, FICI became the sole operating subsidiary of the Company. See "Item 3-Legal Proceedings."

         In connection with the transactions relating to the Stock Purchase Agreement and the acquisition of the FICI Common Stock by Messrs. Gallant and Baetz, such persons obtained a controlling interest in FICI and, thereafter, the Company. Therefore, for accounting purposes, the transactions relating to the Stock Purchase Agreement are deemed to be transactions between entities under common control. Accordingly, the business combination between the Company and FICI was accounted for in a manner similar to a pooling of interests, whereby the accounts of the entities involved were not revalued, but were combined at their historical basis.

         FICI's assets and liabilities were restated at their estimated fair market value as of May 1, 1997 on the balance sheets of the Company at December 31, 1998 and December 31, 1997, in the Company's consolidated financial statements for the years ended December 31, 1998 and 1997, included elsewhere herein, at May 1, 1997, utilizing "pushdown accounting." The fair market value of the restated assets was $1,200,746, and the fair value of the restated liabilities was $574,670 at May 1, 1997. The purchase price (equity) of $1,600,000 plus the restated liabilities of $574,670 totaled $2,174,670, as of the date of purchase. The difference between the revalued liabilities and equity of $2,174,670 and the restated assets of $1,200,746 resulted in the recording of $973,924 as goodwill. The goodwill is anticipated to be amortized over 20 years in accordance with generally accepted accounting principles, with a resulting expense to the Company from goodwill amortization of approximately $4,058 per month, with $48,696 of amortization expense included in the period ending December 31, 1998 and $32,655 (from May 1, 1997 to December 31, 1997) of amortization expense included in the results of operations for the year ended December 31, 1997.

         The Company has included in this Report the unaudited consolidated financial statements of the Company for the years ended December 31, 1998 and 1997, which include the audited consolidated balance sheets of the Company as of December 31, 1998 and December 31, 1997, and the related consolidated income statements and statements of changes in stockholders' equity and cash flows for the years ended December 31, 1998 and 1997. The consolidated income statements and statements of cash flows of the Company for the years ended December 31, 1998 and 1997, which form a part of the Company's consolidated financial statements for such periods, reflect the results of operations and cash flows of the parent holding company for the four months ended April 30, 1997, and the consolidated results of operations and cash flows of the parent holding company and FICI for the year ended December 31, 1998 and the eight (8) months ended December 31, 1997.


         The Company has also included elsewhere in this Report the unaudited pro forma consolidated financial statements of the Company for the years ended December 31, 1998 and 1997 (the "Pro Forma Financial Statements"). The Pro Forma Financial Statements include the consolidated balance sheets of the Company as of December 31, 1998 and December 31, 1997, and the related consolidated income statements and statements of changes in stockholders' equity and cash flows for the years ended December 31, 1998 and 1997, and have been presented to reflect a recapitalization of FICI, with FICI as the acquirer of the Company as of September 23, 1997.

         For purposes of the following discussion and analysis, the results of operations for the years ended December 31, 1998 and December 31, 1997, presented herein, reflect the consolidated results of operations of the parent holding company and FICI for the eight months ended December 31, 1997 and the results of operations of FICI for the four months ended April 30, 1997. This method of presentation was set forth herein to permit useful comparison between the aggregated twelve month periods ended December 31, 1998 and December 31, 1997 with respect to FICI, the Company's sole operating subsidiary. Comparisons between the consolidated operations of the parent holding company and FICI for the year ended December 31, 1998 and the eight month period ended December 31, 1997 and the operations of the parent holding company during the four (4) months ended April 30, 1997 are not meaningful because the parent holding company had insignificant operations during such earlier period.

         RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997. Total operating revenues for the year ended December 31, 1998 increased approximately 186% to $12,967,805 from $4,538,839 for the year ended December 31, 1997. Total operating revenues principally include: (i) credit card processing revenues, and (ii) banking and financial service revenues.

         Credit card processing revenues during the year ended December 31, 1998 increased 331% to $10,747,212 from $2,495,762 during the year ended December 31, 1997. This increase primarily relates to the revenues associated with the Master Agreement. The Master Agreement with Best Bank represented 83% of the credit card revenues for the year ended December 31, 1998.

         Banking and financial service revenues during the year ended December 31, 1998 decreased to $680,091 from $929,164. This decrease primarily related to the decrease in revenues from the Company's processing arrangements with SSB during the second half of 1998. As of August 1, 1998, ASB acquired SSB and converted its portfolio to an in-house processing system. The Company generated revenues of approximately $75,000 per month from this account during the previous three (3) years. The Company entered into a contract to continue the item and backroom processing services for ASB through February 29, 1999. The Company generated revenues of approximately $104,000 from August, 1998 through December 31, 1998. One time deconversion charges of approximately $25,000 were included in the August, 1998 revenues. Management believes that anticipated increases from the Company's credit card operations and future bank processing opportunities will replace this reduced source of revenues and that the loss of the SSB account is not anticipated to have a material adverse effect on total revenue for fiscal 1999. However, no assurance to this effect can be given. The Company intends to expand this line of business by targeting banks and financial institutions based on the increased capacity of the Company's equipment and hardware in connection with the upgraded lease with IBM and the installation of the Kirchman Dimension 3000 banking software. No assurances can be given that such efforts will result in increased revenues to the Company. See "Description of Business - Year 2000 Compliance Issues."

         Revenues from Pride Refining, Inc. ("Pride") decreased to $347,000 for the year ended December 31, 1998 from $715,500 for the year ended December 31, 1997. This revenue decrease was due to a decision of the management of Pride to take its computer processing activities in-house. This removal of processing from the Company to Pride is being converted in stages and should be completed by the summer of 1999. Due to the increase in revenues from the Company's credit card operations and bank processing, the loss of the Pride revenue did not have a material adverse effect on total revenue for fiscal year 1998.

         Total operating expenses during the year ended December 31, 1998 increased 97% to $9,760,857 from $4,950,018 during the year ended December 31, 1997. Total operating expenses principally include: (i) cost of salaries and employee benefits, (ii) equipment expenses, (iii) cost of office supplies and services, (iv) rental and facilities maintenance expenses, and (v) depreciation and amortization expenses, as follows:

         Cost of salaries and employee benefits during the year ended December 31, 1998 increased 59% to $3,229,550 from $2,027,449 during the year ended December 31, 1997. This increase primarily resulted from an increase of approximately 19 full time employees at December 31, 1998 from December 31, 1997 to enable the Company to accommodate increased demand for credit card processing services relating to the Master Agreement.

         Equipment lease and maintenance expenses during the year ended December 31, 1998 increased 66% to $2,438,112 from $1,470,993 during the year ended December 31, 1997. This increase primarily related to the negotiation of an equipment lease with IBM to upgrade the Company's computer hardware and the lease of Data Card 9000 credit card production equipment during the last quarter of the year ended December 31, 1997.

         Cost of office supplies and services, including professional and outside services, during the year ended December 31, 1998 increased 300% to $2,353,177 from $588,197 during the year ended December 31, 1997. This increase related to the expanded volume of services provided by the Company as a result of the Master Agreement.

         Facilities rent expense during the year ended December 31, 1998 increased 64% to $436,493 from $266,267 during the year ended December 31, 1997. This increase related to the negotiation of a new office lease agreement in August, 1997 which increased the Company's office space from 22,000 square feet to 52,000 square feet.

         In addition, depreciation and amortization expenses during the year ended December 31, 1998 increased 4% to $212,542 from $205,049 during the year ended December 31, 1997. The increase related to the revaluation of the Company's assets to fair market value on May 1, 1997 in connection with the completion of the transactions relating to the Stock Purchase Agreement.

         Other revenues and expenses resulted in total other expenses of $69,645 during the year ended December 31, 1998, as compared to total other expenses of $250,203 during the year ended December 31, 1997. This decrease in expenses between the respective periods resulted from $186,921 of costs related to the acquisition of FICI by the Company in the third quarter of 1997, which were not recurring during the twelve (12) months ended December 31, 1998, and interest income of $49,056 from certain certificates of deposit during the year ended December 31, 1998, as compared to $9,640 during the year ended December 31, 1997, offset by a net increase of interest expense of $45,779 during the year ended December 31, 1998 from the year ended December 31, 1997, primarily relating to the Line of Credit provided by Century, an affiliate of Messrs. Gallant and Baetz. See "Description of Business-Recent Changes in the Business of the Company; Closure of BestBank and Related Matters."

         Further, certain miscellaneous expenses, including insurance, postage and delivery fees, and franchise use and sales taxes, during the year ended December 31, 1998, increased 192% to $902,738 from $309,268 during the year ended December 31, 1997. These increases resulted primarily from the expanded volume of services provided by the Company as a result of the Master Agreement.

         As a result of the foregoing, the Company generated net income of $2,024,675 during the year ended December 31, 1998, as compared to a net loss of $507,720 during the year ended December 31, 1997. The Company generated income from operations of $3,206,948 during the year ended December 31, 1998, as compared to a loss from operations of $479,626 during the year ended December 31, 1997. This increase in income from operations primarily resulted from increased revenue related to the conversion of the BestBank credit card portfolio in October, 1997 pursuant to the Processing Agreement, which has been terminated by the FDIC, as of March 4, 1999, in connection with the closure of BestBank. Due to economies of scale related to the increased number of accounts processed, expenses increased at a much lower percentage than revenues. Also, the Company's proposed business plan contemplates the growth of revenues in connection with the Company's expansion strategy. There can be no assurance that the Company's expansion strategy will result in continued growth of demand for the Company's services or increased revenues or profitability or that the termination of the Processing Agreement will not have a material adverse effect on the financial condition of the Company. See "Liquidity and Capital Resources."

         LIQUIDITY AND CAPITAL RESOURCES. At December 31, 1998, the ratio of current assets to current liabilities was 1.47 to 1 as compared to 0.82 to 1 at December 31, 1997.


         The Company's cash flow needs for the year ended December 31, 1998 were primarily provided from operations. The Company's cash flow needs for the year ended December 31, 1997 were primarily provided from operations and the Line of Credit. At December 31, 1998, a $270,000 unallocated reserve for bad debts was carried by the Company. At December 31, 1998, prepaid expenses were $582,633 and are anticipated to be expensed as used in the future. Net property and equipment was $1,502,945 at December 31, 1998. On April 2, 1998, the Company obtained an interim construction loan from ASB in the principal amount of $160,000 related to the purchase and construction of a credit card production facility. On August

1, 1998, the interim loan was converted to a note payable on August 1, 2001. The note is secured by the production facility building, and bears interest at the prime rate plus 1%. As of December 31, 1998, the principal outstanding balance on the note was $154,577. Major capital additions during the year ended December 31, 1998 included personal computer system and network upgrades of approximately $207,000, software upgrades of approximately $350,000, and building expenses of approximately $183,000 relating to the construction of the production facility.

         As of March 4, 1999, the FDIC announced that it was terminating the Processing Agreement with BestBank. The effect of these events was be to eliminate approximately 83% of the Company's monthly revenues from processing, as measured during 1998, which had a material adverse effect on the Company's first quarter 1999 results of operations. The inability of RRICC to close the Purchase and Sale Agreement resulted in the loss of the $1,000,000 non-refundable deposit and the nonrepayment of the Company's loan to RRICC. This loss resulted in the Company's charging-off of the note receivable from RRICC in the Company's 1998 fourth quarter and year end results of operations.

         Management of the Company hopes the Company will be able to replace the loss of revenue from the Master Agreement and is currently working to negotiate new business to offset such loss. Furthermore, since February 26, 1999, the Company has continued to provide processing revenues to the FDIC in connection with the Portfolio. These services have been provided without the benefit of a contract, but are expected to continue for several months. However, no assurance to this effect can be given. During March, 1999, total revenues generated from services provided to the FDIC aggregated approximately $680,000. Management believes that the Company will have to reduce current operating costs and, possibly, seek debt or equity financing in the near term to assist in financing the Company's operations until sufficient new business has been obtained to replace the lost revenue. No assurance can be given that the Company will be able to attract sufficient new business or to obtain adequate new financing. If the Company does not generate adequate revenue producing business or proceeds from financing, the Company will have to curtail its operations significantly, which will have a material adverse effect on the Company's financial condition.

         On September 11, 1997, as a result of the reduced cash flow relating to the expiration of the Clark Agreement on June 30, 1997, the Company entered into the Line of Credit with Century. The Line of Credit provided for an aggregate maximum amount of $2,000,000 of credit, secured by all of the Company's assets, at an interest rate of ten percent (10%) per annum. On October 31, 1998, the Company renewed the Line of Credit, and reduced the aggregate maximum amount of available credit to $700,000. Century also released its security interest in the Company's assets. Century is not obligated to make advances to the Company under the Line of Credit.

         As of October 31, 1997, the Company had drawn down the principal amount of $1,400,000 on the Line of Credit. The Line of Credit constituted a principal source of cash flow during the period between the expiration of the Clark Agreement and the commencement of the Master Agreement. As of December 31, 1998, the principal outstanding obligation to Century on the Line of Credit had been reduced to $700,000 from cash flow generated from the Company's operations.

         Cash and cash equivalents were $268,400, as of December 31, 1998, as compared to $17,861 as of December 31, 1997. This increase was primarily attributable to positive cash flow during the year ended December 31, 1998.

         As of December 31, 1998 and December 31, 1997, the Company's long-term borrowings were $143,182 and none, respectively. Long-term borrowings at December 31, 1998 consisted of the note payable of $154,577 to American State Bank, less the current portion of the note payable.

         As of December 31, 1998, the Company had short-term borrowings in the aggregate amount of $711,395, as compared to $1,300,000 at December 31, 1997, consisting principally of obligations to Century under the Line of Credit. The decrease in short-term borrowings primarily was attributable to payments on the Line of Credit throughout the year ended December 31, 1998 generated through positive cash flow from operations.

         In October, 1997, the Company entered into a 36-month equipment lease with IBM related to the Company's credit card processing operations. The Company upgraded the equipment lease in March, 1998 to provide for continued increases in the Company's processing volume and efficiencies, and expansion of business operations. The Company financed the lease agreement by the pledge of certificates of deposit in the aggregate amount of $501,000, $200,000 of which had initially been drawn down from the Line of Credit and the balance of which was generated by cash flow from operations.

         The certificates of deposit are for one-year terms and are automatically renewable for an additional year. The certificates of deposit bear varying rates of interest based on the date of the establishment of the certificates of deposit.

         Net cash provided by (used in) operating activities was $1,784,437 and ($557,265) for the years ended December 31, 1998 and 1997, respectively. Net cash provided by operations during the year ended December 31, 1998 primarily consisted of net income from operations, increases in accruals and accounts payable and deferred income taxes, decreases in accounts receivable, and depreciation and amortization, offset by increases in deposits and prepaid expenses. Net cash used by operations during the year ended December 31, 1997 primarily consisted of depreciation and amortization and decreases in accounts receivable, offset by net losses from operations, decreases in accruals and accounts payable, increases in deposits and prepaid expenses, and deferred tax benefits.

         Net cash (used in) investing activities was ($1,398,225) and ($561,897) for the years ended December 31, 1998 and 1997, respectively. In the year ended December 31, 1998, the Company utilized $1,200,803 to purchase certain fixed assets, including the upgrade of the IBM equipment lease and personal computer and network systems upgrades and a credit card production facility, and utilized $197,422 to invest in the Certificates of Deposit which are pledged to finance the lease agreements on the Company's mainframe computer system. In the year ended December 31, 1997, the Company utilized $392,623 to purchase certain fixed assets, including office furniture, credit card computer equipment and computer software and $203,578 to invest in certain interest bearing deposits. The Company also acquired $34,000 of cash in connection with the acquisition of FICI.

         Net cash provided by (used in) financing activities was ($135,673) and $931,443 for the years ended December 31, 1998 and 1997, respectively. In the year ended December 31, 1998, the Company made payments of $600,000 on the Line of Credit, which was offset by the receipt of $309,750 from the issuance of Common Stock upon the exercise of stock options and the receipt of proceeds of $154,577, net of payments, pursuant to a construction loan from American State Bank to finance the construction of a credit card production facility. In the year ended December 31, 1997, the Company received proceeds of $963,000 from the Line of Credit, net of payments, which was utilized to finance the Company's business operations, and which was offset by a decrease of $31,557 in the Company's bank overdraft position.

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


         YEAR 2000 DILEMMA AND COMPLIANCE. Over the past few years, the Company has attempted to actively address the Y2K dilemma. The Company has had in place a project plan (the "Y2K Plan") and project team reviewing all hardware and software, as necessary. The Company anticipates its total investment in Y2K compliance will reach approximately $445,000. The Company has already made a significant portion of the investment needed to address the Y2K dilemma. As of the date of this Report, the cost to: (i) acquire, install and implement these new software systems has been an aggregate of approximately $247,000; and (ii) acquire new hardware has been approximately $8,000. The Company has also instituted policies and procedures that require all new hardware and software acquired or licensed by the Company to be Y2K compliant. As of the date of this Report, the Company has completed testing and believes that all of its primary operating hardware and mission critical systems to be Y2K compliant. It is management's opinion that any remaining Y2K issues are not significant and should be able to be funded through normal operating revenue and income. The Company estimates that until the Company has completed implementation of the Y2K Plan, the Company anticipates expending an additional $165,000, which is estimated to include $50,000 in software, $5,000 in new hardware and $110,000 on other aspects of the implementation of the Y2K Plan. The anticipated source of funds for such expenditures is expected to be working capital generated from operations of the Company. However, no assurance can be given that the goals for the Y2K Plan can be achieved, and if achieved, that the amount necessary to achieve such goals will be limited to the amounts set forth above or that the amounts will be generated from operations.

         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS. The Financial Accounting Standards Board ("FASB") recently issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and hedging Activities," which is required to be adopted as of December 31, 1999. SFAS No. 133 establishes standards for reporting financial and descriptive informaion regarding derivatives and hedging activity. Since the Company does not have any derivative instruments, this standard will have no impact on the Company's financial position or results of operations.

         The American Institute of Certified Public Accountants ("AICPA") recently issued Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal use," which provides guidance concerning recognition and measurement of costs associated with developing or acquiring software for internal use. In 1998, the AICPA also issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," which provides guidance concerning the costs of start-up activities. For accounting purposes, start-up activities are defined as one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory ow with a new class of customer, initiating a new process in an existing facility, or commencing some new operation. Both pronouncements are effective for financial statements of years beginning after December 15 ,1998, with earlier adoption encourage. Management does not believe the adoption of these promouncements will have a material impact on the financial statements.


ITEM 7.  FINANCIAL STATEMENTS.

         Consolidated balance sheet of Columbia Capital Corp. and subsidiary as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity (deficiency) and cash flows for the years ended December 31, 1998 and 1997, and the balance sheet of First Independent Computer, Inc., as of April 30, 1997 and December 31, 1996, and the related statements of operations, stockholders' equity (deficiency) and cash flows for the four (4) months and one year periods then ended, respectively.

         Unaudited pro forma consolidated balance sheets of Columbia Capital Corp. and subsidiary as of December 31, 1998 and 1997, and the consolidated pro forma income statements, stockholders' equity and cash flows for the years then ended.

         The financial statements required by this Item 7 are included elsewhere in this Report and incorporated herein by this reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         By letter dated December 4, 1997, the Company terminated David T. Thompson, P.C. as independent certified accountants for the Company. David T. Thompson, P.C. had been the Company's independent certified accountants since February, 1993.

         As of December 4, 1997, the Company engaged Davis, Kinard & Co., P.C. as the Company's independent auditors to replace David T. Thompson, P.C. Company's.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

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

     NAME                     POSITION                                 AGE
     ----                     --------                                 ---

Kenneth A. Klotz              President and Chairman of the Board       53
                               of Directors and a Director

Charles LaMontagne            Chief Financial Officer, Executive
                               Vice President, Secretary and Director   46

Olan Beard                    Executive Vice President, Chief
                               Operating Officer and Director           44

Donald L. Thone               Director                                  51

Robert M. Feldman             Director                                  52


         KENNETH A. KLOTZ joined FICI in 1994 as President and Chief Executive Officer. Mr. Klotz became a member of the Company's Board of Directors on September 23, 1997 and has served as the Company's President and Chief Executive Officer since that date. On November 3, 1998, Mr. Klotz became the Chairman of the Board of Directors. Mr. Klotz has worked extensively in the computer data processing industry for over thirty years, generally focusing on the management of information systems using mainframe computer equipment. Mr. Klotz has served in key executive roles for the last nineteen years.

         CHARLES LAMONTAGNE joined FICI in 1994 as Senior Vice President of Banking Services and Chief Financial Officer. Mr. LaMontagne became a member of the Company's Board of Directors on September 23, 1997 and now serves as the Company's Executive Vice President. On March 10, 1998, Mr. LaMontagne was appointed Chief Financial Officer of the Company. On November 3, 1998, Mr. LaMontagne became the Company's Secretary. Prior to joining FICI, Mr. LaMontagne worked in a variety of Texas banks and refining companies for over nineteen years, generally focusing on controller responsibilities. Mr. LaMontagne has extensive experience in a wide array of issues pertaining to financial control and budgeting.

         OLAN BEARD joined FICI in 1994 as Senior Vice President of Credit Card Services and Chief Operations Officer. Mr. Beard became a member of the Company's Board of Directors on September 23, 1997, and now serves as the Company's Executive Vice President and Chief Operations Officer. Prior to joining FICI, Mr. Beard worked in a variety of Texas banks for over twenty years, gradually ascending the line of command, and serving in key executive positions for the past sixteen years. Mr. Beard has extensive experience in operations generally and in credit card operations particularly.

         ROBERT FELDMAN joined the Board of Directors of the Company on June 4, 1998. Mr. Feldman has been the President, Chief Executive Officer and Chairman of the Board of Directors of Health & Leisure, Inc., a public company, from 1993 to the present. Mr. Feldman acts as a consultant in the health care industry. Mr. Feldman holds a Bachelors of Science Degree from Ohio State University in Pharmacy.

         DONALD L. THONE joined the Board of Directors on June 4, 1998. Mr. Thone was the President and Chief Executive Officer of Synagro Technologies, Inc. ("Synagro") from January, 1994 until February, 1998, and Chairman of Synagro from February, 1998 through August, 1998. Mr. Thone is currently a consultant to Synagro. Mr. Thone has managed numerous companies in the environmental industry. Mr. Thone holds a Bachelors of Science Degree from Arkansas Tech. University and a MED degree from Northeastern State.

         COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION. The Board of Directors has a Compensation Committee and an Audit Committee comprised of the following members of the Board of Directors: Donald L. Thone and Robert Feldman, each of whom may be deemed to be outside/non-employee director. The Board has no standing committee on nominations or any other committees performing equivalent functions.

         The Compensation Committee reviews and approves the annual salary and bonus for each executive officer (consistent with the terms of any applicable employment agreement), reviews, approves and recommends terms and conditions for all employee benefit plans (and changes thereto) and administers the Company's stock option plans and such other employee benefit plans as may be adopted by the Company from time to time.

         The Audit Committee reports to the Board regarding the appointment of the independent public accountants of the Company, the scope and fees of the prospective annual audit and the results thereof, compliance with the Company's accounting and financial policies and management's procedures and policies relative to the adequacy of the Company's system of internal accounting controls.

         COMPLIANCE WITH SECTION 16 OF THE SECURITIES EXCHANGE ACT OF 1934.
Section 16(a) of the Exchange Act requires the Company's directors and executive officers and beneficial holders of more than 10% of the Company's Common Stock to file with the Commission initial reports of ownership and reports of changes in ownership and reports of changes in ownership of such equity securities of the Company. The first time that such reports first were required to be filed was March 2, 1998, when the Company first became subject to the reporting requirements of the Exchange Act. As of the date of this Report, the Company believes that all reports needed to be filed have been filed in a timely manner for the year ended December 31, 1998.

ITEM 10.  EXECUTIVE COMPENSATION

         EMPLOYMENT AGREEMENTS. On November 5, 1998, the Company entered into written five (5) year employment agreements with Messrs. Klotz, LaMontagne and Beard, the Company's executive officers. These agreements provide for annual compensation of $108,000, $81,250, and $81,250, respectively, plus other benefits. These executive officers will also be entitled to participate in stock option and bonus plans which have been adopted by the Company for the Company's officers, directors, employees and consultants. In the event of their involuntary termination, other than for cause or certain other circumstances, each of such persons will be entitled to receive the unpaid base salary, which would otherwise be payable to such persons during the remainder of the term of the employment agreement, in semi-monthly installments during the remainder of such term.

         SUMMARY COMPENSATION TABLE. The following table sets forth certain information concerning compensation of certain of the Company's executive officers (the "Named Executives"), including the Company's Chief Executive Officer and all executive officers whose total annual salary and bonus exceeded $100,000, for the years ended December, 1998 and 1997:


-------------------------------------------------------------------------------------------------------------------
                  Annual  Compensation                        Long Term Compensation
                  ------  ------------                        ----------------------
                                                                          Awards                  Payouts
-------------------------------------------------------------------------------------------------------------------


                                                            Restricted   Securities
Name and                                   Other annual     Stock        Underlying      LTIP          All other
principal                                  Compensation     Awards (s)   Options/SARs    Payouts       Compensation
position          Year   Salary    Bonus         ($)            ($)           (#)            ($)            ($)
--------------- ------- -------- --------- ---------------- ------------ --------------- ------------- ---------------

Kenneth A.      1998    $89,941    -0-           -0-            -0-         50,000            -              -
Klotz (1)       1997    $86,000    -0-         $2,400           -0-           -0-             -              -



------------------------

(1) Mr. Klotz was appointed as the Company's Chief Executive Officer on September 23, 1997.

         OPTIONS/SAR GRANTS TABLE DURING LAST FISCAL YEAR. The following table sets forth certain information concerning grants of stock options to certain of the Named Executives, for the fiscal year ended December 31, 1998:


                                                                                Potential Realizable
                                                                                Value at Assumed
                                                                                Annual Rate of
                                                                                Stock Price Appreciation
                           Individuals Grants                                   For Option Term (1)
------------------------------------------------------------------------------------------------------------

(a)                       (b)          (c)             (d)             (e)          (f)           (g)
                          Number of    % of
                          Securities   Total
                          Underlying   Options/
                          Options/     SARs            Exercise
                          SARs         Granted to      Or Base
                          Granted      Employees       Price           Expiration
Name                      (#)          In Fiscal Year  ($/Share) (1)   Date (1)     5%($)         10%($)

------------------------------------------------------------------------------------------------------------

Kenneth A. Klotz (2)       50,000       33.33%          $0.48           6/30/08    $52,000        $91,500



--------------------

         (1) This chart assumes a market price of $0.98 for the Common Stock, the average of the bid and asked prices for the Company's Common Stock in the over-the-counter market, as of December 31, 1998, as the assumed market price for the Common Stock with respect to determining the "potential realizable value" of the shares of Common Stock underlying the options described in the chart, as reduced by any lesser exercise price for such options. Each of the options reflected in the chart was granted at exercise prices, which the Company believes to have been determined based on the fair market value of the Common Stock as of the date of grant. Further, the chart assumes the annual compounding of such assumed market price over the relevant periods, without giving effect to commissions or other costs or expenses relating to potential sales of such securities. The Company's Common Stock has a very limited trading history. These values are not intended to forecast the possible future appreciation, if any, price or value of the Common Stock. See "Item 5-Market Price of Common Equity and Related Stockholder Matters" and "Executive Compensation-Stock Option Plan."

         (2) Mr. Klotz was granted an option to purchase up to 50,000 shares of Common Stock at an exercise price of $0.48 per share. These options were initially granted with an exercise price of $2.28 per share, but were repriced to $0.48 per share on December 24, 1998, or approximately 85% of the fair market value of the Common Stock, as of such date. See "Item 10-Executive Compensation-Option Repricings".

         OPTIONS EXERCISE AND YEAR-END VALUES. The following table sets forth information with respect to the exercised and unexercised options to purchase shares of Common Stock for each of the Named Executives held by them at December 31, 1998:


                                                                                              Value of Unexercised
                          Shares                             Number of Unexercised                In the Money
                         Acquired          Value                  Options at                       Options at
                       On Exercised      Realized              December 31, 1998             December 31, 1998 (1)
                       ------------      ---------             -----------------             ---------------------
Name                                                      Exercisable   Unexercisable     Exercisable   Unexercisable
----                                                      -----------   -------------     -----------   -------------

Kenneth A. Klotz           -0-              -0-           33,333        16,667            $16,666       $8,334



------------------

(1) Represents an amount equal to the number of options multiplied by the difference between the average of the closing bid and asked prices for the Common Stock in the Over-the-Counter Market on December 31, 1998 ($0.98 per share) and any lesser exercise price.


         OPTION REPRICINGS. The following tables set forth certain information with respect to the repricing of stock options previously granted during 1998 to the Named Executives:

                                                                                                                     LENGTH OF
                                     SECURITIES                                                                       ORIGINAL
                                     UNDERLYING           MARKET PRICE                                               OPTION TERM
                                     NUMBER OF            OF STOCK AT                                                REMAINING ON
                                      OPTIONS              TIME OF            EXERCISE PRICE                           DATE OF
                                    REPRICED OR          REPRICING OR       AT TIME OF REPRICING      NEW EXERCISE    REPRICING
NAME                  DATE            AMENDED              AMENDMENT           OR AMENDMENT              PRICE       OR AMENDMENT
----                  ----          -----------          ------------       --------------------      ------------   ------------

Kenneth A. Klotz (1)  12/24/98         50,000                $0.55                 $2.28                 $0.48         9 years



------------------

(1) On July 24, 1998, 50,000 options were granted to Mr. Klotz at $2.28 per share. On December 24, 1998, these options were repriced to $0.48 per share, or 85% of the fair market value of the Common Stock on the repricing date.

         STOCK OPTION PLAN. As of March 25, 1998, the Company's Board of Directors approved a 1998 Stock Option Plan (the "Stock Option Plan"), which was approved by Board of Directors on March 25, 1998 and submitted to the Stockholders for approval at the Company's annual meeting of stockholders held in July, 1998, where it was approved. The Company has reserved for issuance thereunder an aggregate of 1,250,000 shares of Common Stock. The Stock Option Plan provides for the grant to employees of the Company of incentive stock options within the meaning of Section 422 of the Code, and for the grant to employees and consultants of nonstatutory stock options. The Stock Option Plan limits the number of shares that can be granted to any one individual in any fiscal year to 125,000 shares. A description of the Stock Option Plan is set forth below. The description is intended to be a summary of the material provisions of the Stock Option Plan and does not purport to be complete.

         GENERAL

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

         The Stock Option Plan provides that options may be granted to the employees (including officers and directors who are employees) and consultants of the Company, or of any parent or subsidiary of the Company. Incentive stock options may be granted only to employees. An employee or consultant, who has been granted an option may, if otherwise eligible, be granted additional options. The Company has granted options to purchase up to 316,666 shares of Common Stock under the Stock Option Plan at exercise prices between $0.48 and $0.62 per share.

         ADMINISTRATION OF AND ELIGIBILITY UNDER RESTATED STOCK OPTION PLAN

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

         STOCK OPTION AGREEMENTS

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

         INCENTIVE STOCK OPTIONS

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

         As of the date of this Report, no ISO's have been granted under the Stock Option Plan.

         NON-QUALIFIED STOCK OPTIONS

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

         As of the date of this Report, the Company has granted NSO's to directors to purchase up to 316,666 shares of Common Stock under the Stock Option Plan at exercise prices between $0.48 and $0.62 per share.

         STOCK APPRECIATION RIGHTS

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

         TERMINATION OF OPTION AND TRANSFERABILITY

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

         ADJUSTMENTS RESULTING FROM CHANGES IN CAPITALIZATION

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

         AMENDMENT OR DISCONTINUANCE OF STOCK OPTION PLAN

         The Board of Directors has the right to amend, suspend or terminate the Stock Option Plan at any time. Unless sooner terminated by the Board of Directors, the Stock Option Plan will terminate on December 31, 2006, the tenth anniversary date of the effectiveness of the Stock Option Plan.

         OTHER OPTIONS. On March 20, 1998, the Company entered into a consulting agreement with Worldwide Corporate Finance ("Worldwide"). Worldwide, through its individual affiliate, Michael Markow, provided the Company with consulting services, including long-term business, managerial and financial planning; investigating and analysis in corporate reorganizations and expansion in merger and acquisition opportunities; and the introduction of business opportunities for credit card processing services. A dispute arose between the Company and Worldwide and the parties agreed to terminate the consulting agreement. As compensation for services, the Company granted to Mr. Markow options to purchase up to 700,000 shares of Common Stock, at varying prices between $0.95 and $1.70, which are the subject of a currently effective registration statement. Worldwide elected, in part, to make payment by exercising the options against amounts otherwise payable for services rendered by Mr. Markow, in which the fee will be considered to be paid in full by delivery to Mr. Markow of the shares underlying such options upon exercise thereof. The consulting services provided by Worldwide resulted in 235,000 shares being exercised for services rendered and 40,000 shares being exercised for cash. Upon termination of the consulting agreement, the balance of the options were canceled and the Company paid Worldwide the sum of $15,000.

         On July 1,1998, the Company issued to Matthias & Berg LLP, counsel to the Company, ten (10) year options to purchase up to 100,000 shares of the Company's Common Stock at an exercise price of $2.28 per share, which were repriced to $0.48 per share as of December 24,1998.

         DIRECTORS AND OFFICERS LIABILITY INSURANCE. The Company has obtained directors' and officers' liability insurance with an aggregate limit of liability for the policy year, inclusive of costs of defense, in the amount of $2,000,000. The insurance policy expires on April 8, 2000.

         LIMITATIONS ON DIRECTORS' LIABILITIES; INDEMNIFICATION OF OFFICERS AND DIRECTORS. Pursuant to the Company's Certificate of Incorporation and under Delaware law, directors of the Company are not liable to the Company or its stockholders for monetary damages for breach of fiduciary duty, except for liability in connection with a breach of duty of loyalty, for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, for dividend payments or stock repurchases illegal under Delaware law or any transaction in which a director has derived an improper personal benefit. The Company's Certificate of Incorporation and Bylaws designate the relative duties and responsibilities of the Company's officers, establish procedures for actions by directors and stockholders and other items. The Company's Certificate of Incorporation and Bylaws also contain extensive indemnification provisions, which will permit the Company to indemnify its officers and directors to the maximum extent provided by Delaware law.

         In addition, the Company has adopted a form of indemnification agreement (the "Indemnification Agreement") which provides the indemnitee with the maximum indemnification allowed under applicable law. The Company has entered into Indemnification Agreements with each of its directors. Since the Delaware statute is non-exclusive, it is possible that certain claims beyond the scope of the statute may be indemnifiable. The Indemnification Agreements provide a scheme of indemnification which may be broader than that specifically provided by Delaware law. It has not yet been determined, however, to what extent the indemnification expressly permitted by Delaware law may be expanded, and therefore the scope of indemnification provided by the Indemnification Agreements may be subject to future judicial interpretation.

         The Indemnification Agreement provides, in pertinent part, that the Company shall indemnify an indemnitee who is or was a party or becomes a party or is threatened to be made a party to any threatened, pending or completed action or proceeding whether civil, criminal, administrative or investigative by reason of the fact that the indemnitee is or was a director, officer, key employee or agent of the Company or any subsidiary of the Company. The Company shall advance all expenses, judgments, fines, penalties and amounts paid in settlement (including taxes imposed on indemnitee on account of receipt of such payouts) incurred by the indemnitee in connection with the investigation, defense, settlement or appeal of any civil or criminal action or proceeding as described above. The indemnitee shall repay such amounts advanced only if it shall be ultimately determined that he or she is not entitled to be indemnified by the Company. The advances paid to the indemnitee by the Company shall be delivered within 20 days following a written request by the indemnitee. Any award of indemnification to an indemnitee, if not covered by insurance, would come directly from the assets of the Company, thereby affecting a stockholder's investment.

         TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL AGREEMENTS. Except as set forth in employment agreements of certain employees of the Company and its subsidiaries, the Company has no compensatory plans or arrangements which relate to the resignation, retirement or any other termination of an executive officer or key employee with the Company or a change in control of the Company or a change in such executive officer's or key employee's responsibilities following a change in control.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of April 13, 1999, the Company had issued and outstanding 12,775,000 shares of Common Stock. The following table reflects, as of March 15, 1999, the beneficial Common Stock ownership of: (a) each director of the Company, (b) each current named executive officer, (c) each person known by the Company to be a beneficial owner of five percent (5%) or more of its Common Stock and (d) all executive officers and directors of the Company as a group:

NAME AND ADDRESS OF BENEFICIAL OWNER       NUMBER OF SHARES (1)        PERCENT #
------------------------------------       --------------------        ---------

Glenn M. Gallant
3020 N.W. 33rd Avenue
Fort Lauderdale, Florida 33311                     5,348,958(2)        41.76

Douglas R. Baetz
3030 N.W. 33rd Avenue
Fort Lauderdale, Florida 33311                     5,348,958(2)        41.76

Kenneth A. Klotz
1157 North 5th Street
Abilene, Texas 79601                                  54,949(3)            *

Charles LaMontagne
1157 North 5th Street
Abilene, Texas 79601                                  56,365(3)            *

Olan Beard
1157 North 5th Street
Abilene, Texas 79601                                  52,000(3)            *

Robert M. Feldman
2720 Sonata Drive
Columbus, Ohio 43209                                  69,000(3)            *

Donald L. Thone
202 Hickory Creek Lane
Little Rock, Arkansas 72212                           50,000(3)            *

All directors and officers as a group
(5 persons)                                             282,314         2.18

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

         * Represents less than 1% of the issued and outstanding shares of the Company.

         (1) These numbers give effect to a 1 for 2 reverse stock split which occurred on September 23, 1997.

         (2) Includes options to acquire 33,333 shares of Common Stock at a price of $0.62 per share.

         (3) Includes options to acquire 50,000 shares of Common Stock at a price of $0.48 per share.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On February 28, 1997, the Company determined that its two subsidiaries, Central Capital Corp. and Hudson Resources, Inc. had no value and would hinder the Company's plans for acquisition. Therefore, the shares of the two subsidiaries were sold to Lynn Dixon, the Company's then principal stockholder, for $1,361.

         On September 23, 1997, Columbia acquired all of the FICI Common Stock from Messrs. Gallant and Baetz. Pursuant to the terms of the agreement of acquisition of the FICI Common Stock, Messrs. Gallant and Baetz received 10,631,250 shares of Common Stock (after Columbia effectuated a 1 for 2 reverse stock split of its common stock) in exchange for the FICI Common Stock, which represented approximately 85% of Columbia's then issued and outstanding Common Stock.

         On July 11, 1997, the Company entered into an agreement with Baytree, for Baytree to act as an exclusive agent in connection with the possible merger or reorganization of the Company with the Company. Baytree received from the Company $150,000 in cash and 618,750 shares of the Company's Common Stock, as a fee for services rendered to the Company for arranging the transactions which are the subject of the Stock Purchase Agreement. See "Item 3-Legal Proceedings."

         During the last two years Messrs. Gallant and Baetz, the largest stockholders of the Company, have had existing business relationships and affiliations involving entities with which the Company is doing business. These business entities include Fi-Scrip, Century, Berwyn Holdings, Inc. ("Berwyn") and Access Communications Corp. ("Access"). All transactions between the Company and any of these affiliated entities may be deemed to not be at arms' length. However, management of the Company believes that in all such cases the terms of the agreements between the Company and any of these affiliated entities are on terms at least equal to, if not better than, the terms available from unaffiliated third parties.

         On July 11, 1997, Messrs. Gallant and Baetz purchased Fi-Scrip, which produces the software and firmware that drives ATMs and a wide-array of credit card and debit card point-of-sale swipe machines. Fi-Scrip has entered into and agreement with the Company to provide services in connection with a certain agreement that Fi-Scrip has, with an unaffiliated third party. The transaction fee is in addition to the merchant application and statement fees. EBT transactions will produce $0.06 to $0.09 per transaction, paid by the federal government, of which the Company will be paid a per-transaction fee of $0.02 and a fee of $3.50 per monthly statement generated by the Company. This is in addition to certain other access fees that the customer and merchant are charged. During the year ended December 31, 1998, the Company billed approximately $168,000 for services rendered to Fi-Scrip, of which $149,000 remained as accounts receivable at December 31, 1998. As of January 1, 1999, Messrs. Baetz and Gallant contributed, as additional paid in capital, all of the common stock of Fi-Scrip to the Company for no consideration.

         On September 11, 1997, the Company entered into the Line of Credit with Century. The Line of Credit provided for an aggregate maximum amount of $2,000,000 of credit, secured by all of the Company's assets, at an interest rate of ten percent (10%) per annum. On October 31, 1998, the Company renewed the Line of Credit, and reduced the aggregate maximum amount of available credit to $700,000. Century also released its security interest in the Company's assets. Century is not obligated to make advances to the Company under the Line of Credit.

         As of October 31, 1997, the Company had drawn down the principal amount of $1,400,000 on the Line of Credit. The Line of Credit constituted a principal source of cash flow during the period between the expiration of the Clark Agreement and the commencement of the Master Agreement. As of December 31, 1998, the principal outstanding obligation to Century on the Line of Credit had been reduced to $700,000 from cash flow generated from the Company's operations. See "Item 6 - Management's Discussion and Analysis or Plan of Operation."

         During the year ended December 31, 1998, the Company billed Century for services rendered in the amount of $119,200. This amount remained as an account receivable at December 31, 1998, which was offset by an allowance for bad debt in the same amount at December 31, 1998.

         During the year ended December 31, 1998, the Company generated approximately $1,650 in net revenues from Berwyn.

         On May 1, 1998, the Company entered into a three-year agreement with Access, a company whose common stock is owned by Messrs. Gallant and Baetz. Access is a reseller of long distance telephone and other telecommunications services and products. Access believes that it is able to offer its customers better rates on long distance then they can obtain from major facilities-based carriers in exchange for volume purchase commitments. However, no assurance to this effect can be given The agreement designates Access as the carrier of choice and call for Access to charge the Company $0.0525 per minute for all long distance calls. During the year ended December 31, 1998, the Company was billed approximately $73,000 for services rendered by Access.


                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

A.       Financial Statements
         --------------------

         Consolidated balance sheet of Columbia Capital Corp. and subsidiary as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity (deficiency) and cash flows for the years ended December 31, 1998 and 1997, and the balance sheet of First Independent Computer, Inc., as of April 30, 1997 and December 31, 1996, and the related statements of operations, stockholders' equity (deficiency) and cash flows for the four (4) months and one year periods then ended, respectively.

         Unaudited pro forma consolidated balance sheets of Columbia Capital Corp. and subsidiary as of December 31, 1998 and 1997, and the consolidated pro forma income statements, stockholders' equity and cash flows for the years then ended.

B.       Reports on Form 8-K
         -------------------

         1.    Form 8-K dated February 1, 1999
         2.    Form 8-K dated February 26, 1999

C.       Other Exhibits
         --------------

         16.1* Letter re Change in Certifying Accountant of David T. Thompson,
               P.C. dated December 4, 1997
         23.1  Consent Davis Kinard & Co., P.C. dated May 29, 1998
         27    Financial Data Schedule

----------------------

*        Previously filed with the Securities and Exchange Commission.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            COLUMBIA CAPITAL CORP.



         Dated: April 15, 1999              By:  /s/ Kenneth A. Klotz
                                               ---------------------------------
                                                 Kenneth A. Klotz
                                                 President


         Dated: April 15, 1999              By: /s/ Charles La Montagne
                                               ---------------------------------
                                                 Charles La Montagne
                                                 Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

                                            COLUMBIA CAPITAL CORP.



         Dated: April 15, 1999              By: /s/ Kenneth A. Klotz
                                               ---------------------------------
                                                  Kenneth A. Klotz
                                                  President and Director



         Dated: April 15, 1999              By: /s/ Charles La Montagne
                                               ---------------------------------
                                                  Charles La Montagne
                                                  Chief Financial Officer and
                                                  Director



         Dated: April 15, 1999              By: /s/ Olan Beard
                                               ---------------------------------
                                                   Olan Beard
                                                   Vice President and Director



         Dated: April 15, 1999              By: /s/ Robert M. Feldman
                                               ---------------------------------
                                                  Robert M. Feldman
                                                  Director



         Dated: April 15, 1999              By: /s/ Donald L. Thone
                                               ---------------------------------
                                                  Donald L. Thone
                                                  Director

                             COLUMBIA CAPITAL CORP.
                                 AND SUBSIDIARY
                             _____________________


                                  Consolidated
                              Financial Statements

                                  together with

                                    Report of
                         Independent Public Accountants

                             _____________________


                           December 31, 1998 and 1997

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
Columbia Capital Corp. and Subsidiary

We have audited the accompanying consolidated balance sheets of Columbia Capital Corp. and Subsidiary as of December 31, 1998 and 1997, and the related consolidated income statements, consolidated statements of changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Columbia Capital Corp. and Subsidiary as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.







                                                 DAVIS, KINARD & CO., P.C.






Abilene, TX
January 20, 1999, except for Note 16,
as to which the date is April 15, 1999


                                          COLUMBIA CAPITAL CORP. AND SUBSIDIARY
                                               Consolidated Balance Sheets
                                                December 31, 1998 and 1997


                                     ASSETS                                              1998                1997
                                                                                    ---------------    ---------------
Current assets
     Cash and cash equivalents                                                      $      268,400     $       17,861
     Interest bearing deposits with banks                                                  501,000            303,578
     Accounts receivable, net                                                              447,844            522,538
     Prepaid expenses                                                                      582,633            255,959
     Federal income tax receivable                                                          81,602                  -
     Deferred tax asset                                                                          -            122,209
     Other assets                                                                                -             93,201
                                                                                    ---------------    ---------------
         Total current assets                                                            1,881,479          1,315,346

Premises and equipment                                                                   1,763,326            562,598
     Less accumulated depreciation                                                         260,381             47,914
                                                                                    ---------------    ---------------
         Net property and equipment                                                      1,502,945            514,684

Other assets
     Deferred tax asset                                                                     34,113             52,033
     Goodwill, net of accumulated amortization of $81,162 and $32,466                      892,762            941,458
                                                                                    ---------------    ---------------
         Total other assets                                                                926,875            993,491
                                                                                    ---------------    ---------------

            TOTAL  ASSETS                                                           $    4,311,299     $    2,823,521
                                                                                    ===============    ===============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
     Accounts payable                                                               $      298,840    $       104,033
     Accrued expenses and other liabilities                                                265,521            195,908
     Current portion of note payable - American State Bank                                  11,395                  -
     Notes payable - related party                                                         700,000          1,300,000
     Accrued interest payable                                                                5,945             11,589
                                                                                    ---------------   ----------------
         Total current liabilities                                                       1,281,701          1,611,530

     Long term portion of note payable - American State Bank                               143,182                  -
                                                                                    ---------------   ----------------
         Total liabilities                                                               1,424,883          1,611,530

SHAREHOLDERS' EQUITY
     Common stock, $.001 par value; 50,000,000 shares authorized;
         12,765,000 and 12,500,000 issued and outstanding in 1998 and 1997                  12,765             12,500
     Additional paid-in capital                                                          1,990,715          1,681,230
     Retained earnings (deficit)                                                           882,936           (481,739)
                                                                                    ---------------   ----------------
         Total shareholders' equity                                                      2,886,416          1,211,991
                                                                                    ---------------   ----------------

            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $    4,311,299    $     2,823,521
                                                                                    ===============   ================



The accompanying notes are an integral
part of these consolidated financial statements


                                          COLUMBIA CAPITAL CORP. AND SUBSIDIARY
                                              Consolidated Income Statements
                                      For the Years Ended December 31, 1998 and 1997


                                                             1998              1997
                                                       ---------------    ---------------
REVENUE
     Pride                                             $      347,000     $      451,600
     Credit card                                           10,747,212          1,856,062
     Banking                                                  680,091            613,049
     Mail operations                                        1,114,956            172,637
     Other                                                     78,546             83,298
                                                       ---------------    ---------------
         Total operating revenue                           12,967,805          3,176,646

EXPENSES
     Salaries and employee benefits                         3,229,550          1,448,629
     Travel and entertainment                                 139,459             95,998
     Equipment lease                                        1,850,212            709,530
     Facilities rent                                          436,493            217,867
     Repairs and maintenance                                  587,990            315,607
     Depreciation                                             212,542             43,404
     Amortization of goodwill                                  48,696             32,655
     Computer and office supplies                             609,161            167,912
     Telephone                                                769,728            125,313
     Professional and outside services                        974,288            126,339
     Other                                                    902,738            184,543
                                                       ---------------    ---------------
         Total operating expenses                           9,760,857          3,467,797
                                                       ---------------    ---------------

INCOME (LOSS) FROM OPERATIONS                               3,206,948           (291,151)

Other income (expense)
     Costs related to acquisition                                   -           (186,921)
     Interest income                                           49,056              9,640
     Interest expense                                        (118,701)           (66,659)
                                                       ---------------    ---------------
         Total other expense                                  (69,645)          (243,940)
                                                       ---------------    ---------------

INCOME (LOSS) BEFORE TAX                                    3,137,303           (535,091)

     Income tax expense (benefit)                           1,112,628           (110,723)
                                                       ---------------    ---------------

NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                 2,024,675           (424,368)

Extraordinary item, net of tax                               (660,000)                 -
                                                       ---------------    ---------------

NET  INCOME (LOSS)                                     $    1,364,675     $     (424,368)
                                                       ==============     ===============

Basic earnings (loss) per share                        $         0.11     $        (0.03)
                                                       ===============    ===============

Diluted earnings (loss) per share                      $         0.11     $        (0.03)
                                                       ===============    ===============




The accompanying notes are an integral
part of these consolidated financial statements



                                          COLUMBIA CAPITAL CORP. AND SUBSIDIARY
                                Consolidated Statements of Changes in Shareholders' Equity
                                          Years Ended December 31, 1998 and 1997




                                                           Common Stock               Additional       Retained
                                                 --------------------------------      Paid-In         Earnings
                                                      Shares            Amount         Capital         (Deficit)          Total
                                                 ---------------  ---------------  ---------------  ---------------  ---------------

BALANCE - DECEMBER 31, 1996                           2,500,000   $        2,500   $       66,230   $      (57,371)  $       11,359

     Effect of reverse stock split                   (1,250,000)          (1,250)           1,250                -                -
     Equity acquired in stock exchange               11,250,000           11,250        1,588,750                -        1,600,000
     Stock issued in exchange for services                    -                -           25,000                -           25,000
     Net loss                                                 -                -                -         (424,368)        (424,368)
                                                 ---------------  ---------------  ---------------  ---------------  ---------------

BALANCE - DECEMBER 31, 1997                          12,500,000           12,500        1,681,230         (481,739)       1,211,991

     Issuance of common stock                           265,000              265          281,485                -          281,750
     Stock options granted                                    -                -           28,000                -           28,000
     Net income                                               -                -                -        1,364,675        1,364,675
                                                 ---------------  ---------------  ---------------  ---------------  ---------------

BALANCE - DECEMBER 31, 1998                          12,765,000   $       12,765   $    1,990,715   $      882,936   $    2,886,416
                                                 ===============  ===============  ===============  ===============  ===============













The accompanying notes are an integral
part of these consolidated financial statements



                                         COLUMBIA CAPITAL CORP. AND SUBSIDIARY
                                         Consolidated Statements of Cash Flows
                                     For the Years Ended December 31, 1998 and 1997
                                                                                                       For the Three Months
                                                                                                         Ended December 31,
                                                             1998              1997                   1998                1997
                                                       ---------------    ---------------        ---------------    ---------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                    $    1,364,675     $     (424,368)        $      491,587     $      119,952
  Adjustments to reconcile net income to
     net cash provided by operations
       Depreciation and amortization                          261,238             76,059                100,031             43,854
       Deferred income tax expense (benefit)                  140,129           (110,723)                (4,507)           212,089
       (Increase) decrease in
           Accounts receivable                                 74,694             54,010                 61,421           (249,359)
           Deposits and prepaid expenses                     (233,473)          (181,901)               235,765            (94,096)
       Increase in
           Accruals and accounts payable                      177,174             62,685                144,875             63,612
                                                       ---------------    ---------------        ---------------    ---------------
Net cash provided by (used in) operating activities         1,784,437           (524,238)             1,029,172             96,052


CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of fixed assets                                 (1,200,803)          (263,963)              (312,944)          (167,208)
  Cash acquired in acquisition                                      -             34,304                      -             34,304
  Investment in interest bearing deposits                    (197,422)          (201,000)               102,578           (201,000)
                                                       ---------------    ---------------        ---------------    ---------------
Net cash used in investing activities                      (1,398,225)          (430,659)              (210,366)          (333,904)


CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from line of credit, net of payments              (445,423)           963,000                 (3,799)                 -
  Proceeds from the sale of stock                             309,750                  -                (17,000)                 -
                                                       ---------------    ---------------        ---------------    ---------------
Net cash (used in) provided by financing activities          (135,673)           963,000                (20,799)                 -
                                                       ---------------    ---------------        ---------------    ---------------


NET INCREASE IN CASH
     AND CASH EQUIVALENTS                                     250,539              8,103                798,007           (237,852)

Cash and cash equivalents at beginning of period               17,861              9,758                470,393            255,713
                                                       ---------------    ---------------        ---------------    ---------------


CASH AND CASH EQUIVALENTS AT DECEMBER 31,              $      268,400     $       17,861         $    1,268,400    $        17,861
                                                       ===============    ===============        ===============   ================



SUPPLEMENTAL DISCLOSURE
  OF CASH FLOW INFORMATION:
     Interest paid                                     $      118,701     $       66,659         $       22,936    $        52,067
     Taxes paid                                               760,000             25,197                      -                  -






The accompanying notes are an integral
part of these consolidated financial statements

                      COLUMBIA CAPITAL CORP. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of Columbia Capital Corp. (the Company) and its wholly-owned subsidiary, First Independent Computers, Inc. (FICI). Intercompany accounts and transactions have been eliminated.

         ORGANIZATION AND NATURE OF OPERATIONS

         The Company was organized under the laws of the State of Delaware on February 5, 1993. The Company completed a private offering of its common stock in November 1993 (See Note 2). Central Capital Corp. (a former Subsidiary) was organized under the laws of the State of Delaware on February 5, 1993. Hudson Resources, Inc. (a former Subsidiary) was organized under the laws of the State of Delaware on May 17, 1994. (See Note 3)

         FICI was incorporated on October 21, 1983, pursuant to the provisions of the Texas Business Corporation Act. FICI's business activities include the processing of credit card purchases for numerous businesses in various industries throughout the United States and data processing for various banks. (See Note 5)

         MANAGEMENT REPRESENTATION

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

         ACCOUNTS RECEIVABLE

         The Company utilizes the allowance method for uncollectible accounts receivable. Management estimates the uncollectible accounts and provides for them in the allowance. The balance of the allowance for uncollectible accounts was $270,000 and $20,000 at December 31, 1998 and 1997, respectively.

                 COLUMBIA CAPITAL CORP. AND SUBSIDIARY
              Notes to Consolidated Financial Statements


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

         INTANGIBLE ASSETS

         Intangible assets, reported at historical cost, consists of goodwill. Goodwill is amortized using the straight-line method over 20 years. The Company has adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, under which the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. No provision for impairment has been recognized with respect to the Company's long lived assets.

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

         FEDERAL INCOME TAXES

         Deferred tax assets and liabilities are recognized for deductible and taxable temporary differences respectively. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets may be reduced by a valuation allowance if and when, in the opinion of management, the tax asset will, in part or in whole, not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

                 COLUMBIA CAPITAL CORP. AND SUBSIDIARY
              Notes to Consolidated Financial Statements


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

         PER SHARE DATA

         In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128) was issued. Under SFAS 128, net earnings per share (EPS) are computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. SFAS 128 replaces fully diluted EPS, which the Company was not previously required to report, with EPS, assuming dilution. The Company adopted SFAS 128 effective December 31, 1997. The effect of this accounting change on previously reported EPS data is not significant.

         The computation of basic earnings (loss) per share of common stock is based on the weighted average number of shares outstanding in 1998 and 1997 of 12,666,712 and 12,500,000 respectively, adjusted retroactively to reflect the one for two reverse split effective September 1, 1997. The computation of diluted earnings (loss) per share of common stock is based on the weighted average number of shares and equivalent shares outstanding in 1998 and 1997 of 12,954,020 and 12,500,000, respectively. No potential common shares existed at December 31, 1997; therefore, basic loss per share equals diluted loss per share at that date.

         PREFERRED STOCK

         The Company, under its articles of incorporation, has the authority to issue up to five million (5,000,000) shares of preferred stock with a par value of $.001 each, totaling five thousand dollars ($5,000). The Board of Directors is authorized to provide for the issuance of the shares of preferred stock in series by filing a certificate pursuant to the applicable law of the State of Delaware, to establish the number of shares to be included in each series, and to fix the designations, powers, preferences, rights and limitations of the shares of each series.

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

         NOTES PAYABLE. The Company's notes payable arrangements bear interest rates that represent terms and conditions currently available for the same or similar debt facilities in the marketplace. Thus, the fair value of notes payable approximates the carrying amount.

                 COLUMBIA CAPITAL CORP. AND SUBSIDIARY
              Notes to Consolidated Financial Statements


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

         NEW ACCOUNTING STANDARDS ADOPTED

         In June 1997, Statements of Financial Accounting Standards (SFAS) No. 130, "Reporting of Comprehensive Income," was issued. This statement requires that comprehensive income be reported in the basic financial statements. This statement applies to fiscal years beginning after December 15, 1997. The Company adopted SFAS 130 on January 1, 1998. The Company had no items of comprehensive income in the years ending December 31, 1998 and 1997; therefore no statement of comprehensive income is presented in the consolidated financial statements.

         In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued. This statement changes standards for the way public companies report financial information about reportable operating segments. The statement is effective for financial statements for periods beginning after December 15, 1997. The Company adopted SFAS 131 on January 1, 1998. The implementation did not have any impact on the financial position or disclosures of the Company or results of its operations.

         RECENT ACCOUNTING STANDARDS

         In June 1998, SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities" was issued. This statement established accounting and reporting standards for derivative instruments embedded in other contracts and for hedging activities. The statement is effective for fiscal quarters or fiscal years beginning after June 15, 1999. The Company does not expect the adoption of the statement to have a significant impact on the financial statements.

         The American Institute of Certified Public Accountants (AICPA) recently issued Statement of Position (SOP) No. 98-1, "Accounting for Cost of Computer Software Developed or Obtained for Internal Use," which provides guidance concerning recognition and measurement of costs associated with developing or acquiring software for internal use. In 1998, the AICPA also issued SOP No. 98-5 "Reporting on Costs of Start-Up Activities," which provides guidance concerning start-up activities and organization costs. Both pronouncements are effective for fiscal years beginning after December 15,1998. The Company does not expect the adoption of the statement to have a significant impact on the financial statements.


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

                 COLUMBIA CAPITAL CORP. AND SUBSIDIARY
              Notes to Consolidated Financial Statements

NOTE 3:  DISPOSITION OF FORMER SUBSIDIARIES

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


           Former Subsidiaries Assets and Liabilities:
                                                                   February 28,
                                    ASSETS                             1997
                                                                 ---------------

             Cash                                                $        1,109
             Organization costs, net                                        252
                                                                 ---------------
                   Total Assets                                  $        1,361
                                                                 ===============


                   LIABILITIES AND SHAREHOLDERS' EQUITY

             Common stock                                        $        5,000
             Contributed capital                                         23,609
             Retained earnings                                          (27,248)
                                                                 ---------------
                   Total Liabilities and Shareholder's Equity    $        1,361
                                                                 ===============


           Former Subsidiaries Operations:

             Legal and professional expense                      $        1,400
             Amortization expense                                            32
                                                                 ---------------
                   Net loss                                      $       (1,432)
                                                                 ===============


NOTE 4:  AMENDMENT TO THE COMPANY'S ARTICLES OF INCORPORATION

         In a September 19, 1997 Certificate of Amendment to Certificate of Incorporation, pursuant to the terms of an agreement and plan of reorganization dated August 29, 1997, the Company effectuated a 1 for 2 reverse stock split as to its shares of common stock outstanding as of September 1, 1997, which decreased the shares from 2,500,000 to 1,250,000. The Certificate of Amendment also resolved that the Corporation shall, as amended, have the authority to issue 50,000,000 shares of common stock with par value of $.001 each, totaling $50,000 and 5,000,000 shares of preferred stock with par value of $.001 each, totaling $5,000. The Board of Directors is authorized, subject to limitations prescribed by law and the provisions of this Article, to provide for the issuance of the shares of preferred stock in series by filing a certificate pursuant to the applicable law of the State of Delaware, to establish the number of shares, to fix the designations, powers, preferences, rights, qualifications, limitations and/or restrictions, to be included in each such series. At December 31, 1998 and 1997, there were no preferred shares issued or outstanding.

                 COLUMBIA CAPITAL CORP. AND SUBSIDIARY
              Notes to Consolidated Financial Statements


NOTE 5:  ACQUISITION OF FIRST INDEPENDENT COMPUTERS, INC.

         On April 30, 1997, Mr. Glenn M. Gallant and Mr. Douglas R. Baetz purchased all of the issued and outstanding stock of First Independent Computers, Inc. then owned by Security Shares, Inc., a bank holding company, for $1,600,000. The transaction was accounted for utilizing "pushdown accounting", whereby all assets and liabilities of FICI were restated at their estimated market value on the purchase date. The fair market value of the restated assets was $1,200,746 and the fair value of the restated liabilities was $574,670 at May 1, 1997. The purchase price (equity) of $1,600,000 plus the restated liabilities of $574,670 totaled $2,174,670 less the restated assets of $1,200,746 resulted in the recording of $973,924 as goodwill to be amortized over an estimated benefit period of twenty (20) years. Goodwill amortization expense amounts to $4,058 monthly, with $48,696 of amortization expense included in the year ended December 31, 1998 and $32,466 (from May 1, 1997 to December 31, 1997) of amortization expense included in the year ended December 31, 1997 results of operation.

         Effective as of September 23, 1997, Columbia Capital Corp. acquired all of the common stock (the FICI Common Stock) of the Company's operating subsidiary, First Independent Computers, Inc. from Messrs. Douglas R. Baetz and Glenn M. Gallant. Pursuant to the terms of the agreement of acquisition of the FICI Common Stock, dated August 29, 1997 (the Stock Purchase Agreement), Messrs. Gallant and Baetz received 10,631,250 shares of Common Stock (after the Company effectuated a 1 for 2 reverse stock split of its Common Stock) in exchange for the FICI Common Stock, which represented approximately 85% of the Company's then issued and outstanding Common Stock.

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

                 COLUMBIA CAPITAL CORP. AND SUBSIDIARY
              Notes to Consolidated Financial Statements


NOTE 6:  FINANCIAL INSTRUMENTS

         The estimated fair values of the Company's financial instruments at December 31, 1998 were as follows:

                                                                               Carrying          Fair
                                                                                Amount           Value
                                                                             -------------   -------------
         Financial assets:
           Cash and interest bearing deposits with banks                     $    769,400    $    769,400
           Accounts receivable                                                    447,844         447,844

         Financial liabilities:
           Notes payable                                                     $    854,577    $    854,577
           Accrued interest payable                                                 5,945           5,945

         The estimated fair values of the Company's financial instruments at December 31, 1997 were as follows:

                                                                               Carrying          Fair
                                                                                Amount           Value
                                                                             -------------   -------------
         Financial assets:
           Cash and interest bearing deposits with banks                     $    321,439    $    321,439
           Accounts receivable                                                    522,538         522,538

         Financial liabilities:
           Notes payable                                                     $  1,300,000    $  1,300,000
           Accrued interest payable                                                11,589          11,589


         The method(s) and assumptions used to estimate the fair value of financial instruments are disclosed in Note 1, "Fair Values of Financial Instruments".


NOTE 7:  EXTRAORDINARY ITEM

         The Company derives a substantial portion of its revenue by processing certain credit card accounts for the Federal Deposit Insurance Corporation (FDIC), as Receiver for BestBank of Boulder, Colorado. On December 24, 1998, RRI Credit Corporation (RRICC), was awarded the contract to purchase the accounts from the FDIC. The purchase and sale agreement between RRICC and the FDIC called for a $1,000,000 non-refundable deposit to be paid by RRICC. On December 14, 1998, the Company entered into an initial processing services agreement with RRICC for the processing of the accounts should RRICC's bid be accepted. In consideration for the initial processing agreement, the Company agreed to and did lend RRICC, on a non-recourse basis unless returned by the FDIC, the principal sum of $1,000,000, which in turn was paid to the FDIC by RRICC as a non-refundable deposit. Due to certain circumstances, RRICC was unable to close the purchase with the FDIC; therefore, the Company has charged-off the $1,000,000 loan to RRICC at December 31, 1998.

                 COLUMBIA CAPITAL CORP. AND SUBSIDIARY
              Notes to Consolidated Financial Statements


NOTE 8:  INCOME TAXES

         The Company files a consolidated federal income tax return; however, federal income taxes are allocated between the Company and FICI based on statutory rates. The consolidated income tax expense (benefit), as a percentage of pretax earnings, differs from the statutory federal income tax rate as follows:

                                                                                    1998              1997
                                                                                ------------     ------------

         Statutory federal income tax rate                                           34.00 %         (34.00)%
         Non-deductible expenses                                                      2.50                -
         Other                                                                       (1.04)            1.85
                                                                                ------------     ------------

           Effective income tax rate                                                 35.46 %         (32.15)%
                                                                                ============     ============

         Income tax expense (benefit) is comprised of the following:

                                                                                    1998              1997
                                                                                ------------     ------------

         Current income tax expense (benefit)                                   $   632,499      $  (110,723)
         Deferred income tax expense                                                140,129                -
                                                                                ------------     ------------

               Total                                                            $   772,628      $  (110,723)
                                                                                ============     ============

         Income tax expense (benefit) is allocated between operations and the extraordinary item for the year ended December 31, 1998, as follows:

         Income tax expenes:
           Operations                                                           $ 1,112,628
           Extraordinary item                                                      (340,000)
                                                                                ------------
               Total                                                            $   772,628
                                                                                ============

         The tax effects of temporary differences that gave rise to deferred tax assets as of December 31, 1998 and 1997, respectively:

                                                                                    1998              1997
                                                                                ------------     ------------

         Depreciation and amortization                                          $   (41,219)     $    52,033
         Net operating loss carryforwards                                                 -          122,209
         Other                                                                       75,332                -
                                                                                ------------     ------------

           Net deferred tax assets                                              $    34,113      $   174,242
                                                                                ============     ============

                      COLUMBIA CAPITAL CORP. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements


NOTE 9:  NOTES PAYABLE

         FICI has an unsecured operating line of credit through Century Financial Group, Inc. (CFG), a company owned by the Company's primary shareholders at December 31, 1998 amounting to $700,000. At December 31, 1997, the maximum operating line of credit from CFG was $2,000,000 and was secured by all assets of the Company. Advances on the line of credit are made at the discretion of FICI's management. The line of credit carries an annual percentage rate of ten percent (10%). Under the terms of the line of credit, FICI pays interest on a monthly basis with the unpaid principal due at maturity, September 15, 1999. The outstanding balance on the line of credit as of December 31, 1998 and 1997 was $700,000 and $1,300,000, respectively.

         FICI has a real estate lien note through American State Bank, formerly Security State Bank. The real estate note, dated August 1, 1998, in the amount of $160,000 carries an annual interest rate of Wall Street prime plus one percent (1%), with a maturity date of August 1, 2001. The note is secured by a Deed of Trust to a building in which the note proceeds were used to purchase and renovate. The outstanding balance on the note as of December 31, 1998 was $154,577.


NOTE 10: LEASE OBLIGATIONS

         The Company has entered into various noncancellable operating lease agreements. Under terms of an operating lease with IBM, certificates of deposit with a carrying value of $401,000 at December 31, 1998, were pledged as collateral against Bank One letters of credit in favor of IBM. Under terms of an operating lease with Timmermen Leasing, a certificate of deposit with a carrying value of $100,000 at December 31, 1998, was pledged as collateral. The future minimum payments for leased property under these noncancellable lease agreements for each of the next five years ending December 31, 2003, are as follows:

                    1999                       $ 1,600,642
                    2000                         1,155,745
                    2001                           815,186
                    2002                           255,089
                    2003                            74,877
                                               ------------

                    Total                      $ 3,901,539
                                               ============

         The Company has no commitments for leased property that extends more than five years.

         The Company currently leases its office space, 52,248 square feet, from American State Bank at an annual cost of approximately $400,000. The lease arrangement began on August 1, 1997 is for a term of two years expiring July 31, 1999.

                 COLUMBIA CAPITAL CORP. AND SUBSIDIARY
              Notes to Consolidated Financial Statements


NOTE 11: MARKET RISK AND CONCENTRATIONS

         On June 30, 1997, FICI had a significant credit card portfolio processing contract expire. This contract was not renewed. The contract represented approximately one hundred thousand dollars ($100,000) or thirty percent (30%) of FICI's monthly operating revenue, and its loss substantially affected FICI's profitability in 1997. As a result, substantial operating losses were recognized in the months July through October 1997.

         On October 1, 1997 FICI entered into a five year contract to process credit card activity and produce account statements for Best Bank. This contract represented approximately $500,000 per month in additional operating revenue in November and December of 1997. In December, 1997, FICI earned approximately five hundred thirty-five thousand ($535,000) on the bank contract which represents seventy-two percent (72%) of total revenue for the month.

         For the year ended December 31, 1997, revenue from Security State Bank (25%), Best Bank (43%) and Pride (14%) accounted for approximately 82% of the Company's total revenues. No other customers accounted for 10% or more of the Company's total revenues.

         For the year ended December 31, 1998, revenue from the Best Bank portfolio accounted for approximately 83% of the Company's total revenues. No other customers accounted for 10% or more of the Company's total revenues. Best Bank was taken over by Federal Deposit Insurance Corporation (FDIC) in July 1998 and the Company continued its role as processor for the accounts and received payment from the FDIC for its processing costs. As of December 31, 1998, the Company's accounts receivable from the FDIC relating to the Portfolio was $242,703, all current.


NOTE 12: RELATED PARTY TRANSACTIONS

         On December 1, 1997, FICI entered into a lease agreement with The Century Group, Inc., (the Landlord), owned by the Company's primary shareholders Glenn Gallant and Douglas Baetz, for office space located at 2701 West Oakland Park Boulevard, Ft. Lauderdale, Florida, 33311. The term of the lease is for one (1) year for the sum of $31,746, plus applicable sales and use taxes. The Company also agreed to pay the Landlord, as additional rent for its share of the operating expenses associated with the premises. On December 1, 1998 the lease for office space located at 2701 West Oakland Park Boulevard, Ft. Lauderdale, Florida expired and the Company did not renew the lease.

         One of FICI's financing sources, Century Financial Group, Inc., is owned by the Company's primary shareholders, Glenn Gallant and Douglas Baetz. Interest expense and accrued interest payable to Century Financial Group, Inc. amounted to $96,657 and $5,945 as of December 31, 1998, respectively. Additionally, FICI recorded $119,200 in processing revenue from Century Financial Group, Inc. Accounts receivable from Century Financial Group, Inc. amounted to $119,200 with a corresponding amount of $119,200 recorded as an allowance for doubtful accounts on the same date.

                 COLUMBIA CAPITAL CORP. AND SUBSIDIARY
              Notes to Consolidated Financial Statements


NOTE 12: RELATED PARTY TRANSACTIONS - CONTINUED

         On March 1, 1998, the Company entered into an agreement with Fi-Scrip, Inc., a Nevada Corporation (Fi-Scrip), owned by the Company's primary shareholders Glenn Gallant and Douglas Baetz. Fi-Scrip markets processing services for Automatic Teller Machines (ATM's) transactions, debit terminal transactions and Electronic Benefits Transfer systems (EBT) transactions. The Company provides services to Fi-Scrip including (1) the daily settlement function which consists of the reconciliation and balancing of daily transactions received so that funds are accounted for by the banks, merchants and the Federal Reserve; (2) the monthly statement generation to merchants reflecting transactions and associated fees; (3) merchant and network adjustment procedures;
         (4) customer support. The Company recorded revenues of $168,159 for the year ended December 31, 1998 associated with the services referenced above. Accounts receivable from Fi-Scrip amounted to $148,736 as of December 31, 1998, with a corresponding amount of $148,736 recorded as an allowance for doubtful accounts on the same date.


NOTE 13: STOCK OPTION PLAN

         The Company has adopted a stock plan to provide for the granting of options to senior management of the Company. As of December 31, 1998, the Company has allocated 1,250,000 shares of stock for issuance under the plan. On July 1, 1998 the Company granted 350,000 options. The options expire five years from the date of issuance. On December 24, 1998, the Company amended the exercise price of the options previously granted on July 1, 1998. Prior to December 1998, 33,334 options awarded to Messrs. Baetz and Gallant were terminated. The following table shows the vesting schedule and exercise price for each of the remaining awarded options.


                                                            Options vested                  Total
                                   Exercise       July 1,     October 1,    January 1,     Options
                 Grantee             Price         1998          1998          1999      Outstanding
         ----------------------  ------------  ------------  ------------  ------------  ------------

         Glenn M. Gallant              $ .62        16,666        16,667             -        33,333
         Douglas R. Baetz              $ .62        16,666        16,667             -        33,333
         Kenneth A. Klotz              $ .48        16,666        16,667        16,667        50,000
         Charles LaMontagne            $ .48        16,666        16,667        16,667        50,000
         Olan Beard                    $ .48        16,666        16,667        16,667        50,000
         Donald Thone                  $ .48        16,666        16,667        16,667        50,000
         Robert Feldman                $ .48        16,666        16,667        16,667        50,000
                                                                                         ------------

                                                                                             316,666
                                                                                         ============

         The options granted to Messrs. Baetz and Gallant, having greater than 10% of the outstanding shares of the Company at July 1, 1998, are exercisable at a price set at 110% of the fair market value of the Company's common stock at December 24, 1998. The five directors of the Company were granted options with an exercise price set at 85% of the fair market value of the Company's common stock at December 24, 1998. As of December 31, 1998 no options under the plan had been exercised.

                 COLUMBIA CAPITAL CORP. AND SUBSIDIARY
              Notes to Consolidated Financial Statements


NOTE 13: STOCK OPTION PLAN - CONTINUED

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


NOTE 14: CONDENSED FINANCIAL INFORMATION - PARENT COMPANY

         The following represents financial information of the parent company utilizing the equity method of accounting:

         CONDENSED BALANCE SHEET:

                                                                     December 31,       December 31,
                 ASSETS                                                 1998                1997
                                                                   ---------------    ---------------

           CURRENT ASSETS
             Cash and cash equivalents                             $        1,061     $        1,689
             Prepaid expenses and other assets                            106,000             15,024
             Federal income tax receivable                                582,609                  -
             Deferred tax asset                                                 -             13,284
                                                                   ---------------    ---------------
               Total current assets                                       689,670             29,997
           Investment in subsidiary                                     3,853,166          1,379,969
                                                                   ---------------    ---------------

               TOTAL ASSETS                                        $    4,542,836     $    1,409,966
                                                                   ===============    ===============


                 LIABILITIES AND SHAREHOLDERS' EQUITY

           LIABILITIES
             Accrued expenses and other liabilities                $       69,445     $        5,000
             Due to subsidiary                                          1,586,975            192,975
                                                                   ---------------    ---------------
               Total current liabilities                                1,656,420            197,975

           SHAREHOLDERS' EQUITY
             Common stock                                                  12,765             12,500
             Capital surplus                                            1,990,715          1,681,230
             Retained earnings (deficit)                                  882,936           (481,739)
                                                                   ---------------    ---------------
               Total shareholders' equity                               2,886,416          1,211,991
                                                                   ---------------    ---------------

                 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $    4,542,836     $    1,409,966
                                                                   ===============    ===============


                      COLUMBIA CAPITAL CORP. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements


NOTE 14:      CONDENSED FINANCIAL INFORMATION - PARENT COMPANY - CONTINUED

                                                                                  For the year ended
                                                                          ----------------------------------
                                                                            December 31,       December 31,
                                                                               1998               1997
                                                                          ---------------    ---------------
     CONDENSED INCOME STATEMENT:

              REVENUES
                Undistributed income (loss) of subsidiary                 $    2,473,197     $     (220,031)
                                                                          ---------------    ---------------
                  Total operating revenues                                     2,473,197           (220,031)

              EXPENSES
                Stockholder costs and fees                                         8,830                581
                Professional and outside services                                485,615             27,851
                Marketing                                                        171,833                  -
                Amortization expense                                                   -                189
                Costs related to acquisition                                           -            186,921
                Other operating                                                    1,569                647
                                                                          ---------------    ---------------
                  Total operating expenses                                       667,347            216,189
                Compensation to directors                                         10,000                  -
                                                                          ---------------    ---------------
                  Total other expenses                                            10,000                  -
                Net loss related to discontinued operations                            -             (1,432)
                                                                          ---------------    ---------------

              INCOME (LOSS) BEFORE FEDERAL INCOME TAX                          1,795,350           (437,652)
                Income tax benefit                                              (229,325)           (13,284)
                                                                          ---------------    ---------------

              INCOME (LOSS) BEFORE EXTRAORDINARY LOSS                          2,024,675           (424,368)
                Extraordinary loss                                               660,000                  -
                                                                          ---------------    ---------------

              NET INCOME (LOSS)                                           $    1,364,675     $     (424,368)
                                                                          ===============    ===============

     CONDENSED STATEMENT OF CASH FLOWS:

              CASH FLOWS FROM OPERATING ACTIVITIES
                Net income (loss)                                         $    1,364,675     $     (424,368)
                Adjustments to reconcile net income (loss) to
                  net cash provided by operations
                    Undistributed (income) loss of subsidiary                 (2,473,197)           220,031
                    Depreciation and amortization                                      -                189
                    Increase in federal income tax receivable                   (582,609)                 -
                    Increase in prepaid expenses and other assets                (90,976)           (13,436)
                    Increase in accruals and accounts payable                  1,471,729            209,515
                                                                          ---------------    ---------------
                Net cash used by operating activities                           (310,378)            (8,069)

                CASH FLOWS FROM FINANCING ACTIVITIES
                  Issuance of common stock                                       309,750                  -
                                                                          ---------------    ---------------

              NET DECREASE IN CASH AND CASH EQUIVALENTS                             (628)            (8,069)
              Cash and cash equivalents at beginning of year                       1,689              9,758
                                                                          ---------------    ---------------

              CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $        1,061     $        1,689
                                                                          ===============    ===============

                      COLUMBIA CAPITAL CORP. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements


NOTE 15:  CONSULTING AGREEMENTS

          On March 20, 1998, the Company entered into a consulting agreement with Worldwide Corporate Finance (Worldwide). Worldwide, through its individual affiliate, Michael Markow, provided the Company with consulting services, including long-term business, managerial and financial planning; investigating and analysis in corporate reorganizations and expansion in merger and acquisition opportunities; and the introduction of business opportunities for credit card processing services. As compensation for services, the Company granted to Mr. Markow options to purchase up to 700,000 shares of Common Stock, at varying prices between $0.95 and $1.70, which are the subject of a currently effective registration statement. The fair value of the options granted approximated the value of the services provided by Mr. Markow and has been recognized as a component of consulting fees in the consolidated income statement.

          On July 1, 1998, Columbia Capital Corp. entered into a consulting agreement with Matthias and Berg, LLP (the Firm). The Firm, through its partner, Jeffrey Berg, provides the Company with consulting and litigation services, including long term business, managerial and financial litigation support; investigating and analysis in corporate reorganizations and legal expertise on merger and acquisition opportunities. As compensation for services, the Company granted to the Firm options to purchase up to 100,000 shares of Common Stock, which are the subject of a currently effective registration statement, at an exercise price of $.48 per share, as amended on December 24, 1998, exercisable from July 1, 1998. The fair value of consulting and litigation services provided by the Firm is being recognized as the services are provided. As of December 31, 1998 no options have been exercised under the agreement.


NOTE 16:  SUBSEQUENT EVENTS

          CANCELLATION OF CONTRACT AND MANAGEMENT'S PLANS

          On March 4, 1999, the Company received notice that the BestBank credit card portfolio held by the FDIC, in which the Company derived approximately 83% of its total operating revenue from processing, as measured in 1998, was being terminated and the Company's processing services on the portfolio were also being terminated. The loss of this customer could have a material adverse effect on the Company's operations in 1999.

          The ability of the Company to continue as a going concern is dependent on its ability to adjust its operations through the implementation of a restructuring plan. The Company is currently developing a plan to reduce expenses and secure replacement processing contracts, as follows::

          o The Company has implemented a plan for the reduction of fixed operating costs, including restructuring and/or renegotiating certain operating lease agreements. This reduction in fixed operating costs will be implemented in phases as dictated by the economics of the Company's future operations.

                  COLUMBIA CAPITAL CORP. AND SUBSIDIARY
               Notes to Consolidated Financial Statements

NOTE 16:  SUBSEQUENT EVENTS

          CANCELLATION OF CONTRACT AND MANAGEMENT'S PLANS

          o The Company is currently working with approximately seven different entities, all unaffiliated with the Company, to secure processing contracts each representing as little as $30,000 and as much as $2,000,000 in additional processing revenue per year. Letters of intent and contracts, have been secured for replacement processing with revenue estimated to be approximately $2,500,000 in the year ended December 31, 1999. Additionally, revenue from processing of the Best Bank portfolio managed by the FDIC amounted to $2,141,213 for the three months ended March 31, 1999. The FDIC has indicated that the processing will continue in the near term. The Company expects to continue processing for the FDIC through at least June 30, 1999.

          o The Company has developed and integrated a marketing plan for attracting new business, which includes the signing of a contract with one of its major software suppliers, creating an alliance between the two entities for the referral of new business. Additionally, the Company plans to market its Year 2000 preparedness, in anticipation that as the new millennium draws closer, the Company's successful Year 2000 preparation will enable it to attract new business.

          o At March 31, 1999, the Company had cash balances in excess of $800,000, which the Company believes will be sufficient to maintain operations in the near term.

          ACQUISITION OF FI-SCRIP

          As of January 1, 1999, the primary shareholders of the Company contributed all of the common stock of Fi-Scrip to the Company. The contribution of capital was not significant to the financial position of the Company. Fi-Scrip became a wholly-owned subsidiary of the Company and continues to operate as described in Note 13. The operations of Fi-Scrip are not expected to have a material impact on the Company.

          CANCELLATION AND SETTLEMENT OF CONSULTING AGREEMENT

          A dispute arose between the Company and Worldwide, with respect to the consulting agreement described in Note 15. Both parties agreed to terminate and settle the consulting agreement in February 1999. Worldwide elected, in part, to make payment by exercising the options against amounts otherwise payable for services rendered by Mr. Markow, in which the fee was considered to be paid in full by delivery to Mr. Markow of the shares underlying such options upon exercise thereof. The consulting services provided by Worldwide resulted in 235,000 shares being exercised for services rendered and 40,000 shares being exercised for cash. Upon termination of the consulting agreement, the balance of options granted were canceled and the Company paid Worldwide the sum of $15,000.

                             COLUMBIA CAPITAL CORP.

                           ___________________________

                        Pro-Forma Consolidated Financial
                            Statements - (Unaudited)

                           ___________________________


                           December 31, 1998 and 1997


                                              COLUMBIA CAPITAL CORP. AND SUBSIDIARY
                                              Pro Forma Consolidated Balance Sheets
                                                    December 31, 1998 and 1997

                                           ASSETS                                         1998               1997
                                                                                     ---------------    ---------------
Current assets
      Cash and cash equivalents                                                      $      268,400     $       17,861
      Interest bearing deposits with banks                                                  501,000            303,578
      Accounts receivable, net                                                              447,844            522,538
      Prepaid expenses                                                                      582,633            255,959
      Federal income tax receivable                                                          81,602                  -
      Deferred tax asset                                                                          -            122,209
      Other assets                                                                                -             93,201
                                                                                     ---------------    ---------------
           Total current assets                                                           1,881,479          1,315,346

Premises and equipment                                                                    1,763,326            562,598
      Less accumulated depreciation                                                         260,381             47,914
                                                                                     ---------------    ---------------
           Net property and equipment                                                     1,502,945            514,684

Other assets
      Deferred tax asset                                                                     34,113             52,033
      Goodwill, net of accumulated amortization of $81,162 and $32,466                      892,762            941,458
                                                                                     ---------------    ---------------
           Total other assets                                                               926,875            993,491
                                                                                     ---------------    ---------------

               TOTAL  ASSETS                                                         $    4,311,299     $    2,823,521
                                                                                     ===============    ===============


                            LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
      Accounts payable                                                               $      298,840     $      104,033
      Accrued expenses and other liabilities                                                265,521            195,908
      Current portion of note payable - American State Bank                                  11,395                  -
      Notes payable - related party                                                         700,000          1,300,000
      Accrued interest payable                                                                5,945             11,589
                                                                                     ---------------    ---------------
           Total current liabilities                                                      1,281,701          1,611,530

      Long term portion of note payable - American State Bank                               143,182                  -
                                                                                     ---------------    ---------------
           Total liabilities                                                              1,424,883          1,611,530

SHAREHOLDERS' EQUITY
      Common stock, $.001 par value; 50,000,000 shares authorized;
           12,765,000 and 12,500,000 issued and outstanding in 1998 and 1997                 12,765             12,500
      Additional paid-in capital                                                          1,990,715          1,681,230
      Retained earnings (deficit)                                                           882,936           (481,739)
                                                                                     ---------------    ---------------
           Total shareholders' equity                                                     2,886,416          1,211,991
                                                                                     ---------------    ---------------

               TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $    4,311,299     $    2,823,521
                                                                                     ===============    ===============


The accompanying note is an integral
part of these consolidated financial statements


                                               COLUMBIA CAPITAL CORP. AND SUBSIDIARY
                                              Pro Forma Consolidated Income Statements
                                           For the Years Ended December 31, 1998 and 1997

                                                                                          1998               1997
                                                                                    ---------------    ---------------
REVENUE
      Pride                                                                         $      347,000     $      715,500
      Credit card                                                                       10,747,212          2,495,762
      Banking                                                                              680,091            929,164
      Mail operations                                                                    1,114,956            269,307
      Other                                                                                 78,546            129,106
                                                                                    ---------------    ---------------
           Total operating revenue                                                      12,967,805          4,538,839

EXPENSES
      Salaries and employee benefits                                                     3,229,550          2,027,449
      Travel and entertainment                                                             139,459            118,587
      Equipment lease                                                                    1,850,212            998,213
      Facilities rent                                                                      436,493            266,267
      Repairs and maintenance                                                              587,990            472,780
      Depreciation                                                                         212,542            205,049
      Amortization of goodwill                                                              48,696             32,655
      Computer and office supplies                                                         609,161            260,883
      Telephone                                                                            769,728            170,553
      Professional and outside services                                                    974,288            156,761
      Other                                                                                902,738            309,268
                                                                                    ---------------    ---------------
           Total operating expenses                                                      9,760,857          5,018,465
                                                                                    ---------------    ---------------

INCOME (LOSS) FROM OPERATIONS                                                            3,206,948           (479,626)

Other income (expense)
      Costs related to acquisition                                                               -           (186,921)
      Interest income                                                                       49,056              9,640
      Interest expense                                                                    (118,701)           (72,922)
                                                                                    ---------------    ---------------
           Total other expense                                                             (69,645)          (250,203)
                                                                                    ---------------    ---------------

INCOME (LOSS) BEFORE TAX                                                                 3,137,303           (729,829)

      Income tax expense (benefit)                                                       1,112,628           (153,662)
                                                                                    ---------------    ---------------

NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                                              2,024,675           (576,167)

Extraordinary item, net of tax                                                            (660,000)                 -
                                                                                    ---------------    ---------------

NET  INCOME (LOSS)                                                                  $    1,364,675     $     (576,167)
                                                                                    ===============    ===============

Basic earnings (loss) per share                                                     $         0.11     $        (0.05)
                                                                                    ===============    ===============

Diluted earnings (loss) per share                                                   $         0.11     $        (0.05)
                                                                                    ===============    ===============


The accompanying note is an integral
part of these consolidated financial statements


                                                COLUMBIA CAPITAL CORP. AND SUBSIDIARY
                                Pro Forma Consolidated Statements of Changes in Shareholders' Equity
                                               Years Ended December 31, 1998 and 1997


                                                           Common Stock               Additional       Retained
                                                 --------------------------------      Paid-In         Earnings
                                                      Shares            Amount         Capital         (Deficit)          Total
                                                 ---------------  ---------------  ---------------  ---------------  ---------------

BALANCE - DECEMBER 31, 1996                          12,500,000   $       12,500   $    1,681,230   $       94,428   $    1,788,158

      Net loss                                                -                -                -         (576,167)        (576,167)
                                                 ---------------  ---------------  ---------------  ---------------  ---------------

BALANCE - DECEMBER 31, 1997                          12,500,000           12,500        1,681,230         (481,739)       1,211,991

      Issuance of common stock                          265,000              265          281,485                -          281,750
      Stock options granted                                   -                -           28,000                -           28,000
      Net income                                              -                -                -        1,364,675        1,364,675
                                                 ---------------  ---------------  ---------------  ---------------  ---------------

BALANCE - DECEMBER 31, 1998                          12,765,000   $       12,765   $    1,990,715   $      882,936   $    2,886,416
                                                 ===============  ===============  ===============  ===============  ===============





The accompanying note is an integral
part of these consolidated financial statements



                                                 COLUMBIA CAPITAL CORP. AND SUBSIDIARY
                                            Pro Forma Consolidated Statements of Cash Flows
                                              For the Years Ended December 31, 1998 and 1997

                                                                                           1998               1997
                                                                                     ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                                $    1,364,675     $     (576,167)
    Adjustments to reconcile net income to
       net cash provided by operations
          Depreciation and amortization                                                     261,238            237,704
          Deferred income tax expense (benefit)                                             140,129           (174,242)
          (Increase) decrease in
                Accounts receivable                                                          74,694            193,080
                Deposits and prepaid expenses                                              (233,473)           (92,129)
          Increase in
                Accruals and accounts payable                                               177,174           (128,770)
                                                                                     ---------------    ---------------
Net cash provided by (used in) operating activities                                       1,784,437           (540,524)


CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of fixed assets                                                             (1,200,803)          (169,480)
    Investment in interest bearing deposits                                                (197,422)          (203,578)
                                                                                     ---------------    ---------------
Net cash used in investing activities                                                    (1,398,225)          (373,058)


CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from line of credit, net of payments                                          (445,423)           963,000
    Change in bank overdraft                                                                      -            (31,557)
    Proceeds from the sale of stock                                                         309,750                  -
                                                                                     ---------------    ---------------
Net cash (used in) provided by financing activities                                        (135,673)           931,443
                                                                                     ---------------    ---------------

NET INCREASE IN CASH
       AND CASH EQUIVALENTS                                                                 250,539             17,861

Cash and cash equivalents at beginning of period                                             17,861                  -
                                                                                     ---------------    ---------------

CASH AND CASH EQUIVALENTS AT DECEMBER 31,                                            $      268,400     $       17,861
                                                                                     ===============    ===============


SUPPLEMENTAL DISCLOSURE
    OF CASH FLOW INFORMATION:
       Interest paid                                                                 $      118,701     $       72,922
       Taxes paid                                                                           760,000             12,515



The accompanying note is an integral
part of these consolidated financial statements

                             COLUMBIA CAPITAL CORP.
                        Pro Forma Information - Unaudited


Note :        Basis of Presentation

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

         The Statements present the financial position and results of operations and cash flows as if the events, in the following paragraphs, had occurred on January 1, 1997. However, for the period ended December 31, 1997 amortization expense for goodwill is stated at its historic value of $32,655. Additionally, accumulated depreciation at December 31,1997 associated with the restated fixed assets is shown as if amounts accumulated through April 30, 1997 were netted against the restated fixed assets at that date. Presenting the Statements in this manner accomplishes the following:

               - The pro forma balance sheet at December 31, 1997, reflects the actual accumulated amortization and depreciation recorded in the Company's historic financial statements. As a result, since the business combination occurred prior to December 31, 1997, there is no difference in the pro forma balance sheet presented and the historic balance sheet of the Company at December 31, 1997. Balance sheet amounts, adjusted as if goodwill had been amortized and restated assets been depreciated since January 1, 1997, would not have been significantly different from the amounts shown on the pro forma balance sheet.

               - The pro forma statements of operations, changes in shareholders' equity and cash flows for the year ended December 31, 1997, reflect the actual amortization and depreciation recorded in the Company's historic financial statements. As a result, the pro forma results of operations simply combine the results of operations of 1.) the Company from January 1, 1997, which include operations of the Company's operating subsidiary, First Independent Computers, Inc. ("FICI") from May 1, 1997, and 2.) the results of operations of FICI from January 1, 1997 through April 30, 1997. Results of operation, adjusted as if goodwill had been amortized and restated assets been depreciated since January 1, 1997, would not have been significantly different from the amounts shown on the pro forma statement of operations, changes in shareholders' equity and cash flows for the year ended December 31, 1997.

               - No pro forma adjustments have been applied in combining the above referenced results.

                             COLUMBIA CAPITAL CORP.
                        Pro Forma Information - Unaudited

Note :        Basis of Presentation (continued)

         Effective September 23, 1997, Columbia Capital Corp. (the "Company") acquired all of the common stock (the "FICI Common Stock") of the Company's operating subsidiary, FICI, from Messrs. Douglas R. Baetz and Glenn M. Gallant. Pursuant to the terms of the agreement of acquisition of the FICI Common Stock, dated August 29, 1997 (the "Stock Purchase Agreement"), Messrs. Gallant and Baetz received 10,631,250 shares of Common Stock (after the Company effectuated a 1 for 2 reverse stock split of its Common Stock) in exchange for the FICI Common Stock, which represented approximately 85% of the Company's then issued and outstanding Common Stock. In connection with the closing of the Stock Purchase Agreement, the Company issued 618,750 shares of Common Stock to Baytree Associates, Inc., a third party which is not an affiliate of Messrs. Baetz and Gallant, as a fee for services rendered to the Company for arranging the transactions which are the subject of the Stock Purchase Agreement.

         On April 30, 1997, Messrs. Baetz and Gallant purchased all of the issued and outstanding FICI Common Stock then owned by Security Shares, Inc., a bank holding company, for $1,600,000. The transaction was accounted for utilizing "push-down accounting," whereby all assets and liabilities of FICI were restated at their estimated market value on the purchase date. The excess of the total acquisition cost over the fair value of net assets acquired was recorded as goodwill. Total restated assets at May 1, 1997 amounted to $2,174,670, which included $973,924 in goodwill to be amortized over an estimated benefit period of twenty (20) years. Goodwill amortization expense amounts to $4,058 monthly.

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