Form 10KSB/A
period 1998-12-31
COLUMBIA CAPITAL CORP/TX/
filed 1999-04-16
CIK 1051985

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

                                AMENDMENT NO.1 TO


(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998
                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

                        Commission file number: 001-13749

                             COLUMBIA CAPITAL CORP.
                             ----------------------
            (Name of small business issuer specified in its charter)

         Delaware                                                 11-3210792
         --------                                                 ----------
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



         The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of the Annual Report on Form 10-KSB for the Fiscal Year Ended December 31, 1998, as set forth in the pages attached hereto:

         1. EXHIBITS - EXHIBIT 23.1 - Consent of Davis Kinard & Co., P.C., dated April 15, 1999.

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