Form 10QSB
period 1999-03-31
COLUMBIA CAPITAL CORP/TX/
filed 1999-05-13
CIK 1051985

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                                       OR

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

                        Commission file number: 001-13749

                             COLUMBIA CAPITAL CORP.
            --------------------------------------------------------
            (Name of small business issuer specified in its charter)

                    Delaware                              11-3210792
         ---------------------------------           -------------------
         (State or other jurisdiction                (I.R.S. Employer
         of incorporation or organization)           Identification No.)

                   1157 North 5th Street, Abilene, Texas 79601
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                  915-674-3110
                ------------------------------------------------
                (Issuer's telephone number, including area code)


                   1157 North 5th Street, Abilene. Texas 79601
         ---------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)


         Securities registered under Section 12(b) of the Exchange Act:

                                                           Name of each exchange
      Title of each class                                  on which registered
      -------------------                                  ---------------------
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

The number of shares outstanding of the issuer's Common Stock as of May 15, 1999 was 12,775,000 shares.

Transactional Small Business Disclosure Format (Check one):   Yes     No  X
                                                                 ----   ----

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                                                 COLUMBIA CAPITAL CORP.
                                        CONSOLIDATED BALANCE SHEETS - UNAUDITED


                                    ASSETS                                        March 31,           December 31,
                                                                                     1999                 1998
                                                                               -----------------    -----------------
Current assets
     Cash and cash equivalents                                                 $      1,334,210     $        268,400
     Interest bearing deposits with banks                                               501,000              501,000
     Accounts receivable, net                                                           315,830              447,844
     Prepaid expenses and other assets                                                  506,962              582,633
     Federal income tax receivable                                                            -               81,602
                                                                               -----------------    -----------------
         Total current assets                                                         2,658,002            1,881,479

Premises and equipment                                                                1,880,103            1,763,326
     Less accumulated depreciation                                                      366,179              260,381
                                                                               -----------------    -----------------
         Net property and equipment                                                   1,513,924            1,502,945

Other assets
     Goodwill, net of accumulated amortization of $93,336 and $81,162                   880,588              892,762
     Other assets                                                                       142,570               34,113
                                                                               -----------------    -----------------
         Total other assets                                                           1,023,158              926,875
                                                                               -----------------    -----------------

            TOTAL  ASSETS                                                      $      5,195,084     $      4,311,299
                                                                               =================    =================


                     LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
     Accounts payable                                                          $      1,091,652     $        298,840
     Accrued expenses and other liabilities                                             327,060              265,521
     Current portion of note payable - American State Bank                               11,617               11,395
     Notes payable - related party                                                      975,954              700,000
     Accrued interest payable                                                             6,794                5,945
                                                                               -----------------    -----------------
         Total current liabilities                                                    2,413,077            1,281,701

     Long term portion of note payable - American State Bank                            138,661              143,182
                                                                               -----------------    -----------------
         Total liabilities                                                            2,551,738            1,424,883

SHAREHOLDER'S EQUITY
     Common stock , $.001 par value; 50,000,000 shares
         authorized; 12,775,000 issued and outstanding                                   12,775               12,765
     Additional paid-in capital                                                       2,187,255            1,990,715
     Retained earnings                                                                  443,316              882,936
                                                                               -----------------    -----------------
         Total shareholders' equity                                                   2,643,346            2,886,416
                                                                               -----------------    -----------------

            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $      5,195,084     $      4,311,299
                                                                               =================    =================




The accompanying notes are an integral
part of these consolidated financial statements


                                                 COLUMBIA CAPITAL CORP.
                                       CONSOLIDATED INCOME STATEMENTS - UNAUDITED

                                                                                        For the Three Months
                                                                                          Ended March 31,
                                                                               --------------------------------------
                                                                                     1999                  1998
                                                                               -----------------    -----------------

REVENUES
     Pride revenue                                                             $         84,000     $         95,000
     Credit card revenue                                                              2,673,269            1,964,717
     Banking revenue                                                                     73,842              228,196
     Mail operations revenue                                                            148,769              180,456
     Courier revenue                                                                        950               21,885
     Fi-Scrip revenue                                                                    27,074                    -
     Other                                                                                    -                5,124
                                                                               -----------------    -----------------
         Total revenues                                                               3,007,904            2,495,378

EXPENSES
     Salaries and employee benefits                                                     920,183              671,283
     Equipment and software lease                                                       598,521              390,449
     Facilities rent                                                                    100,841              105,190
     Repairs and maintenance                                                            137,462              134,884
     Depreciation                                                                        89,675               32,578
     Amortization of goodwill                                                            12,174               12,175
     Computer and office supplies                                                        95,787              126,892
     Telephone                                                                           78,934              155,840
     Professional and outside services                                                  332,907              123,843
     Travel and entertainment                                                            22,475               14,054
     Other operating                                                                    432,635               84,353
                                                                               -----------------    -----------------
         Total expenses                                                               2,821,594            1,851,541
                                                                               -----------------    -----------------

INCOME FROM OPERATIONS                                                                  186,310              643,837

Other income (expense)
     Interest income                                                                     10,421                8,876
     Interest expense                                                                   (20,272)             (45,938)
                                                                               -----------------    -----------------
         Total other income (expense)                                                    (9,851)             (37,062)
                                                                               -----------------    -----------------

INCOME BEFORE TAX                                                                       176,459              606,775

     Income tax expense                                                                  68,487              204,604
                                                                               -----------------    -----------------

NET INCOME                                                                     $        107,972     $        402,171
                                                                               =================    =================

Basic earnings per share                                                       $           0.01     $           0.03
                                                                               =================    =================

Diluted earnings per share                                                     $           0.01     $           0.03
                                                                               =================    =================

Weighted average shares outstanding                                                  12,775,000           12,500,000
                                                                               =================    =================





The accompanying notes are an integral
part of these consolidated financial statements


                                                 COLUMBIA CAPITAL CORP.
                         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY - UNAUDITED
                                       FOR THE THREE MONTHS ENDED MARCH 31, 1999





                                               Common Stock                                     Accumulated
                                    -----------------------------------        Paid-In           (Deficit)
                                        Shares             Amount              Capital            Earnings             Total
                                    ----------------   ----------------    ----------------    ---------------    ----------------

BALANCE - DECEMBER 31, 1997              12,500,000    $        12,500     $     1,681,230     $     (481,739)    $     1,211,991

     Issuance of common stock               265,000                265             281,485                                281,750
     Stock options                                                                  28,000                                 28,000
     Net loss                                     -                  -                              1,364,675           1,364,675
                                    ----------------   ----------------    ----------------    ---------------    ----------------

BALANCE - DECEMBER 31, 1998              12,765,000             12,765           1,990,715            882,936           2,886,416

     Issuance of common stock                10,000                 10              16,990                                 17,000
     Acquisition of Fi-Scrip                                                       179,550           (547,592)           (368,042)
     Net income                                   -                  -                   -            107,972             107,972
                                    ----------------   ----------------    ----------------    ---------------    ----------------

BALANCE - MARCH 31, 1999                 12,775,000    $        12,775     $     2,187,255     $      443,316     $     2,643,346
                                    ================   ================    ================    ===============    ================
































The accompanying notes are an integral
part of these consolidated financial statements


                                                 COLUMBIA CAPITAL CORP.
                                    CONSOLIDATED STATEMENT OF CASH FLOWS - UNAUDITED

                                                                                        For the Three Months
                                                                                           Ended March 31,
                                                                               --------------------------------------
                                                                                     1999                  1998
                                                                               -----------------    -----------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                $        107,972     $        402,171
     Adjustments to reconcile net income to
         net cash provided by operations
            Depreciation and amortization                                               101,849               44,753
            Deferred income tax expense                                                   8,453              122,209
            (Increase) decrease in
                Accounts receivable                                                     140,657              (46,304)
                Prepaid expenses and other assets                                        80,744             (114,383)
            Increase in
                Accruals and accounts payable                                           113,962              529,379
                                                                               -----------------    -----------------
Net cash provided by operating activities                                               553,637              937,825

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of fixed assets                                                           (13,744)             (98,440)
     Investment in interest bearing deposit                                                   -             (300,000)
                                                                               -----------------    -----------------
Net cash used in investing activities                                                   (13,744)            (398,440)

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from line of credit, net of payments                                       95,701             (400,000)
     Investment in interest bearing deposits                                                  -              155,582
     Proceeds from the sale of stock                                                     17,000                    -
     Cash and cash equivalents received in
        acquisition of Fi-Scrip                                                         413,216                    -
                                                                               -----------------    -----------------
Net cash used in financing activities                                                   525,917             (244,418)
                                                                               -----------------    -----------------

NET INCREASE IN CASH
         AND CASH EQUIVALENTS                                                         1,065,810              294,967

Cash and cash equivalents at beginning of period                                        268,400               17,861
                                                                               -----------------    -----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $      1,334,210     $        312,828
                                                                               =================    =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Interest expense                                                          $         20,272     $         28,186
     Interest income                                                           $         10,421     $          8,876












The accompanying notes are an integral
part of these consolidated financial statements

                             COLUMBIA CAPITAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1:           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of Columbia Capital Corp. (the Company) and its wholly-owned subsidiaries, First Independent Computers, Inc. ("FICI") and Fi-Scrip, Incorporated ("Fi-Scrip"). Intercompany accounts and transactions have been eliminated.

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

         Fi-Scrip, a Nevada corporation, engages in the financial services business by marketing computer processing services for Automated Teller Machines ("ATM's") transactions, debit terminal transactions and Electronic Benefits Transfer system ("EBT") transactions. Fi-Scrip and its co-venturer, Norstar, Inc., of Orlando, Florida, an entity in which Fi-Scrip has a 25% ownership interest, contract with merchants and independent service organizations for deployment of terminals and services.

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

         ACCOUNTS RECEIVABLE

         The Company utilizes the allowance method for uncollectible accounts receivable. Management estimates the uncollectible accounts and provides for them in the allowance. The balance of the allowance for uncollectible accounts was $20,000 at March 31, 1999 and December 31, 1998.

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

                             COLUMBIA CAPITAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1:         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

         PER SHARE DATA

         In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128) was issued. Under SFAS 128, net earnings per share ("EPS") are computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. SFAS 128 replaces fully diluted EPS, which the Company was not previously required to report, with EPS, assuming dilution. The Company adopted SFAS 128 effective December 31, 1998. The effect of this accounting change on previously reported EPS data is not significant. The computation of earnings per share of common stock is based on the weighted average number of shares outstanding as of March 31, 1999 and 1998 of 12,775,000 and 12,500,000 respectively. The computation of diluted earnings per share of common stock is based on the weighted average number of shares and equivalent shares outstanding as of March 31, 1999 and 1998 of 12,775,000 and 12,500,000,
         respectively. No potential common shares existed at December 31, 1998; therefore, basic loss per share equals diluted earnings per share at March 31, 1999.

         PREFERRED STOCK

         The Company, under its articles of incorporation, has the authority to issue up to five million (5,000,000) shares of preferred stock with a par value of $.001 each, totaling five thousand dollars ($5,000). The Board of Directors is authorized to provide for the issuance of the shares of preferred stock in series by filing a certificate pursuant to the applicable law of the State of Delaware, to establish the number of shares to be included in each such series, and to fix the designations, powers, preferences, rights and limitations of the shares of each series. At March 31, 1999 and December 31, 1998, there were no preferred shares issued or outstanding.

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

                             COLUMBIA CAPITAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1:         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

         NEW ACCOUNTING STANDARDS ADOPTED

         In June 1997, Statements of Financial Accounting Standards (SFAS) No. 130, "Reporting of Comprehensive Income," was issued. This statement requires that comprehensive income be reported in the basic financial statements. Comprehensive income refers to the change in equity during a period from transactions and events other than investments by and distributions to owners. This statement applies to fiscal years beginning after December 15, 1997. The Company adopted SFAS 130 on January 1, 1998. The Company had no items of comprehensive income in the three (3) months ended March 31, 1999 and 1998.

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

         RECENT ACCOUNTING STANDARDS

         In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. This statement establishes accounting and reporting standards for derivative instruments embedded in other contracts and for hedging activities. The statement is effective for fiscal quarters or fiscal years beginning after June 15, 1999. The Company does not expect the adoption of the statement to have a significant impact on the financial statements.

         The American Institute of Certified Public Accountants (AICPA) recently issued Statement of Position (SOP) No. 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use," which provides guidance concerning recognition and measurement of costs associated with developing or acquiring software for internal use. In 1998, the AICPA also issued SOP No. 98-5 "Reporting on Costs of Start-Up Activities," which provides guidance concerning start-up activities and organization costs. Both pronouncements are effective for fiscal years beginning after December 15, 1998. The Company does not expect the adoption of the statement to have a significant impact on the financial statements.


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

                             COLUMBIA CAPITAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 3:         ACQUISITION OF FI-SCRIP

         As of January 1, 1999, the primary shareholders of the Company contributed all of the common stock of Fi-Scrip to the Company for no consideration. The contribution of capital was not significant to the financial position of the Company. Fi-Scrip became a wholly-owned subsidiary of the Company effective January 1, 1999. The operations of Fi-Scrip are not expected to have a material impact on the Company.


NOTE 4:         CANCELLATION OF CONTRACT AND MANAGEMENT'S PLANS

         On March 4, 1999, the Company received notice that the BestBank credit card portfolio held by the FDIC, in which the Company derived approximately 83% of its total operating revenue from processing, as measured in 1998, was being terminated and the Company's processing services on the portfolio were also being terminated. The loss of this customer is anticipated to have a material adverse effect on the Company's results of operations during the quarter ending June 30, 1999 and the year ending December 31, 1999.

         The ability of the Company to continue as a going concern is dependent on its ability to adjust its operations through the implementation of a restructuring plan. The Company is currently developing a plan to reduce expenses and secure replacement processing contracts, as follows:


         o The Company has implemented a plan for the reduction of fixed operating costs, including restructuring and/or renegotiating certain operating lease agreements. This reduction in fixed operating costs will be implemented in phases as dictated by the economics of the Company's future operations.

         o The Company is currently working with approximately seventeen (17) different entities, all unaffiliated with the Company, to secure processing contracts, each representing as little as $30,000 and as much as $2,000,000 in additional processing revenue per year. Letters of intent and contracts have been secured for replacement processing with revenue estimated to be approximately $2,500,000 in the year ending December 31, 1999. However, there can be no assurances to this effect. Additionally, revenue from processing of the Best Bank Portfolio managed by the FDIC amounted to $2,141,213 for the three months ended March 31, 1999. The FDIC has indicated that the processing will continue in the near term. The Company expects to continue processing for the FDIC through at least June 30, 1999.

         o The Company has developed and integrated a marketing plan for attracting new business, which includes the signing of a contract with one of its major software suppliers, creating an alliance between the two entities for the referral of new business. Additionally, the Company plans to market its Year 2000 preparedness, in anticipation that, as the new millennium draws closer, the Company's successful Year 2000 preparation will enable it to attract new business.

         o At March 31, 1999, the Company had cash balances in excess of $800,000, which the Company believes will be sufficient to maintain operations in the near term.

                             COLUMBIA CAPITAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 5:         FINANCIAL INSTRUMENTS

         The estimated fair values of the Company's financial instruments at March 31, 1999 were as follows:


                                                                                  Carrying           Fair
                                                                                   Amount            Value
                                                                                ------------    ------------
         Financial assets:
             Cash and interest bearing deposits with banks                      $ 1,835,210     $ 1,835,210
             Accounts receivable                                                    315,830         315,830
         Financial liabilities:
             Notes payable                                                      $ 1,126,232     $ 1,126,232
             Accrued interest payable                                                 6,794           6,794

         The estimated fair values of the Company's financial instruments at December 31, 1998 were as follows:

                                                                                  Carrying           Fair
                                                                                   Amount            Value
                                                                                ------------    ------------
         Financial assets:
             Cash and interest bearing deposits with banks                     $    769,400    $    769,400
             Accounts receivable                                                    447,844         447,844
         Financial liabilities:
             Notes payable                                                     $    854,577    $    854,577
             Accrued interest payable                                                 5,945           5,945

         The method(s) and assumptions used to estimate the fair value of financial instruments are disclosed in Note 1, "Fair Values of Financial Instruments".


NOTE 6:         INCOME TAXES

         The Company files a consolidated federal income tax return; however, federal income taxes are allocated between the Company and its subsidiaries based on statutory rates. The consolidated income tax expense, as a percentage of pretax earnings, differs from the statutory federal income tax rate as follows:

                                                         Three Months Ended
                                                              March 31,
                                                    ----------------------------
                                                        1999             1998
                                                    ------------     -----------

         Statutory federal income tax rate                34.00%          34.00%
         Non-deductible expenses                           3.37            1.14
         Other                                             1.44           (1.42)
                                                    ------------     -----------

                Effective income tax rate                 38.81%          33.72%
                                                    ============     ===========

                             COLUMBIA CAPITAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 6:         INCOME TAXES - CONTINUED

         Income tax expense is comprised of the following:

                                                         Three Months Ended
                                                             March 31,
                                                    ----------------------------
                                                        1999           1998
                                                    ------------   -------------

         Current income tax expense                 $    60,034    $     82,395
         Deferred income tax expense                      8,453         122,209
                                                    ------------   -------------
                                                    $    68,487    $    204,604
                                                    ============   =============

         The tax effects of temporary differences that gave rise to deferred tax assets (liabilities) as of March 31, 1999 and December 31, 1998, respectively:

                                                         1999           1998
                                                    ------------   -------------

         Depreciation and amortization              $   (23,765)   $    (41,219)
         Other                                           49,425          75,332
                                                    ------------   -------------
                Net deferred tax assets             $    25,660    $     34,113
                                                    ============   =============


NOTE 7:         NOTES PAYABLE

         FICI, has extended an operating line of credit through Century Financial Group, Inc., a company owned by the Company's primary shareholders. The line of credit with the same Century Financial Group, Inc. provides FICI with a maximum operating line of credit of seven hundred thousand dollars ($700,000). Advances on the line of credit, not to exceed the maximum limit, are made at the discretion of FICI's management. The line of credit is unsecured. The line of credit carries an annual percentage rate of ten percent (10%). Under the terms of the line of credit, FICI pays interest on a monthly basis with the unpaid principal due at maturity, September 15, 1999. The outstanding balance on the line of credit as of March 31, 1999 and December 31, 1998 was $700,000. In addition, the Company owes the principal amount of $100,000 to Century relating to funds advanced to the Company in connection with the Purchase and Sale agreement.

         Fi-Scrip has extended an operating line of credit (the "Fi-Scrip Line of Credit") through Century. The Fi-Scrip Line of Credit, dated May 1, 1998, provides Fi-Scrip with a maximum operating line of credit of $250,000. Advances on the Fi-Scrip Line of Credit, not to exceed the maximum limit, are made at the discretion of Fi-Scrip's management. The promissory note related to the Fi-Scrip Line of Credit bears interest at the rate of ten percent (10%) per annum. Under the terms of the promissory note, Fi-Scrip pays interest on a monthly basis, with the unpaid principal due on demand. The outstanding balance on the Fi-Scrip Line of Credit, as of March 31, 1999, was $175,954.

         FICI has a real estate lien note through American State Bank formerly Security State Bank. The real estate note, dated August 1, 1998, in the amount of one hundred sixty thousand dollars ($160,000) carries an annual interest rate of Wall Street prime plus one percent (1%), with a maturity date of August 1, 2001. The note is secured by a Deed of Trust to a building in which the note proceeds were used to purchase and renovate. The outstanding balance on the note as of March 31, 1999 was $150,278.

                             COLUMBIA CAPITAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 8:         LEASE OBLIGATIONS

         The Company has entered into various operating lease agreements. Under terms of an operating lease with IBM Corporation, certificates of deposit with a carrying value of $401,000 at March 31 1999 were pledged as collateral against Bank One letters of credit in favor of IBM. Under terms of an operating lease with Timmermen Leasing, a certificate of deposit with a carrying value of $100,000 at March 31, 1999, was pledged as collateral.

         The future minimum payments for leased property under these noncancellable lease agreements for each of the next five years ending December 31, 2004 are as follows:

                1999                                     $     1,149,275
                2000                                           1,143,447
                2001                                             815,335
                2002                                             265,305
                2003                                              84,386
                2004                                              75,186
                                                         ----------------

                Lease obligations                        $     3,532,934
                                                         ================

         No commitments for leased property extend more than five years.

         The Company currently leases its office space, 52,248 square feet, from American State Bank at an annual cost of approximately $400,000. The lease made on August 1, 1997 is for a term of two years expiring July 31, 1999 with a 180 day termination clause. As of the date of this report the Company has given timely notification of termination of the lease pending re-negotiation of lease terms.


NOTE 9:         MARKET RISK AND CONCENTRATIONS

         For the year ending December 31, 1998, revenue from the BestBank portfolio accounted for approximately 83% of the Company's total revenues. No other customers accounted for 10% or more of the Company's total revenues.

         For the three months ended March 31, 1999, revenue from the Best Bank portfolio accounted for approximately 84% of the Company's total revenues. No other customers accounted for 10% or more of the Company's total revenues. Since the Best Bank failure in July 1998 the Company has continued its role as processor for the Portfolio accounts and is receiving payment from the Federal Deposit Insurance Corporation ("the FDIC") for its processing costs. As of March 31, 1999, the Company's accounts receivable from the FDIC relating to the Portfolio was $150,000, all current. The Company can not speculate on the extent to which it will continue to provide processing services for the FDIC.

                             COLUMBIA CAPITAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 10:        RELATED PARTY TRANSACTIONS

         FICI's financing source, Century Financial Group, Inc., is owned by the Company's primary shareholders, Glenn Gallant and Douglas Baetz. Interest expense and accrued interest payable to Century Financial Group, Inc. amounted to $18,110 and $6,794 as of March 31, 1999.

         Fi-Scrip's financing source, Century Financial Group, Inc., is owned by the Company's primary shareholders, Glenn Gallant and Douglas Baetz. Interest expense and accrued interest payable to Century Financial Group, Inc. amounted to $4,339 and $4,339 as of March 31, 1999.


NOTE 11:        STOCK OPTION PLAN

         The Company has adopted a stock plan to provide for the granting of options to senior management of the Company. As of March 31, 1999, the Company has allocated 1,250,000 shares of stock for issuance under the plan. On July 1, 1998 the Company granted 350,000 options. The options expire five years from the date of issuance. On December 24, 1998, the Company amended the exercise price of the options previously granted on July 1, 1998.

         The following table shows the vesting schedule and the exercise price, as amended, for each of the five current and two former directors awarded options.


                              Exercise   July 1,  October 1,  January 1,   Options
             Director          Price      1998       1998       1999       Vested
         -------------------  --------  --------  ----------  ----------  ---------

         Glenn M. Gallant       $ .62    16,666      16,667       -         33,333
         Douglas R. Baetz       $ .62    16,666      16,667       -         33,333
         Kenneth A. Klotz       $ .48    16,666      16,667     16,667      50,000
         Charles LaMontagne     $ .48    16,666      16,667     16,667      50,000
         Olan Beard             $ .48    16,666      16,667     16,667      50,000
         Donald Thone           $ .48    16,666      16,667     16,667      50,000
         Robert Feldman         $ .48    16,666      16,667     16,667      50,000
                                                                          ---------

                                                                           316,666
                                                                          =========

         Messrs. Baetz and Gallant, having greater than 10% of the outstanding shares of the Company at July 1, 1998, were granted options with an exercise price set at 110% of the fair market value of the Company's common stock at the date of the grant. The remaining five directors were granted options with an exercise price set at 85% of the fair market value of the Company's common stock at the date of the grant. As of March 31, 1999 no options under the plan had been exercised.

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

                             COLUMBIA CAPITAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 12:        CONDENSED FINANCIAL INFORMATION - PARENT COMPANY

         The following represents consolidated financial information of the parent company as of March 31, 1999 and December 31, 1998 utilizing the equity method of accounting.

      CONDENSED BALANCE SHEET:

                                    ASSETS

                                                                           March 31,      December 31,
                                                                             1999            1998
                                                                        -------------   -------------
         Current assets
           Cash and cash equivalents                                    $      3,650    $      1,061
           Prepaid expenses and other assets                                 138,434         106,000
           Federal income tax receivable                                        -            582,609
                                                                        -------------   -------------
             Total current assets                                            142,084         689,670

           Investment in subsidiaries                                      3,831,727       3,853,166
                                                                        -------------   -------------

                        TOTAL ASSETS                                    $  3,973,811    $  4,542,836
                                                                        =============   =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

         LIABILITIES
            Accrued expenses and other liabilities                      $    320,829    $     69,445
            Due to subsidiaries                                            1,009,636       1,586,975
                                                                        -------------   -------------
              Total current liabilities                                    1,330,465       1,656,420

         SHAREHOLDERS' EQUITY
            Common stock                                                      12,775          12,765
            Capital surplus                                                2,187,255       1,990,715
            Retained earnings                                                443,316         882,936
                                                                        -------------   -------------
              Total shareholders' equity                                   2,643,346       2,886,416
                                                                        -------------   -------------

                   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $  3,973,811    $  4,542,836
                                                                        =============   =============


     CONDENSED INCOME STATEMENT:

         REVENUES
            Undistributed earnings (loss) of subsidiaries               $    300,704    $  2,473,197
                                                                        -------------   -------------
              Total revenues                                                 300,704       2,473,197

         EXPENSES
            Stockholder costs and fees                                           410           8,830
            Professional and outside services                                202,946         485,615
            Marketing                                                         90,894         171,833
            Other operating                                                      695           1,569
                                                                        -------------   -------------
              Total operating expenses                                       294,945         667,347



                             COLUMBIA CAPITAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 12:      CONDENSED FINANCIAL INFORMATION - PARENT COMPANY - CONTINUED

                                                                           March 31,      December 31,
                                                                             1999              1998
                                                                        -------------   -------------
            Compensation to directors                                          5,000         10,000
                                                                        -------------   -------------
              Total other expense                                              5,000         10,000
                                                                        -------------   -------------

         INCOME BEFORE FEDERAL INCOME TAX                                        759       1,795,350

            Income tax benefit                                              (107,213)       (229,325)
                                                                        -------------   -------------
         INCOME BEFORE EXTRAORDINARY LOSS                                    107,972       2,024,675
            Extraordinary loss                                                  -            660,000
                                                                        -------------   -------------
         Net income (loss)                                              $    107,972    $  1,364,675
                                                                        =============   =============


     CONDENSED STATEMENT OF CASH FLOWS:

         CASH FLOWS FROM OPERATING ACTIVITIES
            Net income                                                  $    107,972    $  1,364,675
            Adjustments to reconcile net income (loss) to
              net cash provided by operations
                Undistributed earnings in subsidiaries                        21,439      (2,473,197)
                Decrease (increase) in federal income tax receivable         582,609        (582,609)
                Increase in prepaid expenses and other assets                (32,434)        (90,976)
                (Decrease) increase in accruals and accounts payable        (325,955)      1,471,729
                                                                        -------------   -------------
            Net cash used by operating activities                            353,631        (310,378)

            CASH FLOWS FROM FINANCING ACTIVITIES
                Shareholder contribution                                    (547,592)           -
                Issuance of common stock                                     196,550         309,750
                                                                        -------------   -------------

          NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 2,589            (628)
           Cash and cash equivalents at beginning of year                      1,061           1,689
                                                                        -------------   -------------
           CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $      3,650    $      1,061
                                                                        =============   =============


NOTE 13:        CONSULTING AGREEMENTS

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

                             COLUMBIA CAPITAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 13:              CONSULTING AGREEMENTS - CONTINUED

         In February 1999, the Company's management and Mr. Markow reached an agreement to terminate the existing consulting agreement between the Company and Worldwide. In settlement the Company agreed to allow Mr. Markow to exercise 10,000 additional options to purchase an equal number of shares of the Company's Common Stock at $1.70 per share resulting in a transaction valued at $17,000. Additionally the Company agreed to pay Mr. Markow $15,000 in cash and terminate the remaining unexercised balance of options initially granted to Mr. Markow and Worldwide under the consulting agreement. The Company does not expect to enter into any additional consulting agreements with Mr. Markow or Worldwide in the future. Mr. Markow and Worldwide had exercised a total of 275,000 options valued at $298,750 under the former consulting agreement. As of the date of this report there are no remaining options outstanding related to the former consulting agreement with Mr. Markow and Worldwide.

         The fair value of the options granted approximate the value of the services provided by Mr. Markow and has been recognized as a component of consulting fees in the income statement over the term of the agreement.

         On July 1, 1998, Columbia Capital Corp. entered into a consulting agreement with Matthias and Berg, LLP ("the Firm"). The Firm, through its partner, Jeffrey Berg, provides the Company with consulting and litigation services, including long term business, managerial and financial litigation support; investigating and analysis in corporate reorganizations and legal expertise on merger and acquisition opportunities. As compensation for services, the Company granted to the Firm options to purchase up to 100,000 shares of Common Stock, which are the subject of a currently effective registration statement, on the following terms and conditions: (i) options to purchase up to 100,000 shares of Common Stock at an exercise price of $0.48 per share, exercisable from July 1, 1998. The fair value of consulting and litigation services provided by the Firm is being recognized as the services are provided. As of March 31, 1999 no options have been exercised under the agreement.


NOTE 14:        YEAR 2000

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

                             COLUMBIA CAPITAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 14:        YEAR 2000 - CONTINUED

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

                             COLUMBIA CAPITAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14:          YEAR 2000 - CONTINUED

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         THIS REPORT, INCLUDING THE DISCLOSURES BELOW, CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. UNLESS THE CONTEXT OTHERWISE REQUIRES, THE TERM "COMPANY" REFERS TO COLUMBIA CAPITAL CORP. AND ITS WHOLLY-OWNED SUBSIDIARIES, FIRST INDEPENDENT COMPUTERS, INC. ("FICI") AND FI-SCRIP, INCORPORATED, A NEVADA CORPORATION ("FI-SCRIP"), THROUGH WHICH THE COMPANY PRINCIPALLY CONDUCTS ITS BUSINESS OPERATIONS. WHEN USED HEREIN, THE TERMS "ANTICIPATES," "EXPECTS," "ESTIMATES," "BELIEVES" AND SIMILAR EXPRESSIONS, AS THEY RELATE TO THE COMPANY OR ITS MANAGEMENT, ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH MATERIAL DIFFERENCES INCLUDE THE FACTORS DISCLOSED IN THE "RISK FACTORS" SECTION OF THIS REPORT, WHICH READERS OF THIS REPORT SHOULD CONSIDER CAREFULLY.

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

         As of January 1, 1999, Messrs. Baetz and Gallant contributed all of the common stock of Fi-Scrip to the Company for no consideration. Through such action, Fi-Scrip became a wholly-owned subsidiary of the Company.

         The Company has included in this Report the unaudited consolidated financial statements of the Company for the three (3) months ended March 31, 1999 and 1998, which include the consolidated balance sheets of the Company as of March 31, 1999 (unaudited) and December 31, 1998 (audited), and the related consolidated income statements and statements of changes in shareholders' equity and cash flows for the three (3) month periods ended March 31, 1999 and 1998. The consolidated income statements and statements of cash flows of the Company for the three (3) months ended March 31, 1999 and 1998, which form a part of the Company's consolidated financial statements for such periods, reflect the consolidated results of operations and cash flows of the parent holding company, FICI and Fi-Scrip for the three (3) months ended March 31, 1999 and the consolidated results of operations and cash flows of the parent holding company and FICI for the three (3) months ended March 31, 1998.

RECENT CHANGES IN THE BUSINESS OF THE COMPANY; CLOSURE OF BESTBANK AND RELATED MATTERS

         On July 23, 1998, the Colorado State Banking Board ordered the closure of BestBank of Boulder, Colorado ("BestBank") and the Federal Deposit Insurance Corporation ("FDIC") assumed the role of receiver of BestBank. The single largest asset of BestBank was the portfolio of credit card accounts receivable serviced by the Company (the "Portfolio"). As of December 31, 1998, the number of active credit card accounts serviced by the Company was 661,795, of which 622,837 were serviced by the Company pursuant to a master agreement (the "Master Agreement") entered into as of October 1, 1997 with BestBank. For the year ended December 31, 1998, revenue from the Portfolio accounted for approximately 83% of the Company's total revenues. No other customers accounted for 10% or more of the Company's total revenues.

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

         The effect of these events was to eliminate approximately 83% of the Company's monthly revenues from processing, as measured during 1998, which is anticipated to have a material adverse effect on the Company's results of operations during the quarter ending June 30, 1999 and the year ending December 31, 1999. The inability of RRICC to close the Purchase and Sale Agreement resulted in the loss of the $1,000,000 non-refundable deposit and the nonrepayment of the Company's loan to RRICC. This loss resulted in the Company's charging-off of the note receivable from RRICC in the Company's 1998 fourth quarter and year end results of operations.

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

         The transactions based on this medium of exchange through Fi-Scrip and the Company are estimated to produce a gross transaction fee of between $0.06 to $0.09. The transaction fee is in addition to the merchant application and statement fees. However, no assurance can be given as to the volume of transactions that will be processed or rates at which such processing will take place. Fi-Scrip is newly in operation in connection with the EBT business, with approximately 737,500 in transaction volume for the three (3) months ended March 31, 1999. Fi-Scrip anticipates a significant increase in the number of transaction throughout the remainder of 1999, but no assurance to this effect can be given.

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

RESULTS OF OPERATIONS FOR THE THREE (3) MONTHS ENDED MARCH 31, 1999 AND 1998

         Total operating revenues for the three (3) months ended March 31, 1999 increased approximately 21% to $3,007,904 from $2,495,378 for the three (3) months ended March 31, 1998. Total operating revenues principally include: (i) credit card processing revenues, (ii) banking and financial service revenues and
(iii) mail operations revenue. Total operating revenues during the three (3) months ended March 31, 1999 included $27,074 in net operating revenue of Fi-Scrip, after inner company eleminations. All of the outstanding common stock of Fi-Scrip was contributed to the Company from its principal shareholders, as of January 1, 1999, for no consideration. See "Operations of Fi-Scrip."

         Credit card processing revenues during the three (3) months ended March 31, 1999 increased 36% to $2,673,269 from $1,964,717 during the three (3) months ended March 31, 1998. This increase primarily relates to the revenues associated with the Master Agreement. The Master Agreement with Best Bank represented 84% of the credit card revenues for the three (3) months ended March 31, 1999.

         Banking and financial service and courier revenues during the three (3) months ended March 31, 1999 decreased to $73,842 and $950 from $228,196 and $21,885, respectively. These sources of revenue have steadily declined since the acquisition of Security State Bank ("SSB") by American State Bank ("ASB"), as of August 1, 1998. ASB has been in the process of converting SSB's portfolio to an inhouse processing system. The Company generated revenues of approximately $75,000 per month from this account during the previous three (3) years. The Company entered into a contract to continue the item and backroom processing services for ASB through February 29, 1999. The Company generated revenues of approximately $62,651 during the three (3) months ended March 31, 1999. Management believes that anticipated increases from the Company's credit card operations and future bank processing opportunities will replace this reduced source of revenues. However, no assurance to this effect can be given.

         The Company has been focussing on the development of its credit card processing services and thus did not make significant marketing efforts to develop the banking and financial services business segment. However, the Company's future business development plans include an effort to expand this line of business by targeting banks and financial institutions based on the increased capacity of the Company's equipment and hardware in connection with the upgraded lease with IBM and the installation of the Kirchman Dimension 3000 banking software. No assurances can be given that such efforts will result in increased revenues to the Company. See "Year 2000 Compliance Issues."

         Revenues from Pride Refining, Inc. ("Pride") decreased to $84,000 for the three (3) months ended March 31, 1999 from $95,000 for the three (3) months ended March 31, 1998. This revenue decrease was due to a decision of the management of Pride to take its computer processing activities in-house. This removal of processing from the Company to Pride is being converted in stages and should be completed by the summer of 1999. The loss of the Pride revenue is not anticipated to have a material adverse effect on total revenue for fiscal year 1999. However, no assurance to this effect can be given.

         Total operating expenses during the three (3) months ended March 31, 1999 increased 52% to $2,821,594 from $1,851,541 during the three (3) months ended March 31, 1998. Total operating expenses principally include: (i) cost of salaries and employee benefits, (ii) equipment and software expenses, (iii) cost of office supplies and services, (iv) rental and facilities maintenance expenses, (v) depreciation and amortization expenses, (vi) professional and outside services, and (vii) other operating expenses, as follows:

         Cost of salaries and employee benefits during the three (3) months ended March 31, 1999 increased 37% to $920,183 from $671,283 during the three
(3) months ended March 31, 1998. This increase primarily resulted from an increase of approximately 10 full time employees on average for the three (3) months ended March 31, 1999, as compared to the three (3) months ended March 31, 1998.

         Equipment and software lease expenses during the three (3) months ended March 31, 1999 increased 53% to $598,521 from $390,449 during the three (3) months ended March 31, 1998. This increase primarily related to new software leases and a high speed laser printer lease.

         Cost of computer and office supplies during the three (3) months ended March 31, 1999 decreased 25% to $95,787 from $126,892 during the three (3) months ended March 31, 1998. This decrease related to the Company's attempt to cut its cost of supplies and inventory.

         Facilities rent and repair and maintenance expenses during the three
(3) months ended March 31, 1999 decreased 1% to $238,303 from $240,074 during the three (3) months ended March 31, 1998. This decrease related to the termination of the Company's office lease in Florida in December, 1998.

         In addition, depreciation and amortization expenses during the three
(3) months ended March 31, 1999 increased 175% to $101,849 from $44,753 during the three (3) months ended March 31, 1998. The increase related to the acquisition and upgrade of the Company's computer and software equipment throughout 1998.

         Telephone expenses during the three (3) months ended March 31, 1999 decreased 49% to $78,934 from $155,840 primarily related to the termination of the BestBank Portfolio and the resulting decline in customer service calls handled by the Company.

         Professional and outside services expenses during the three (3) months ended March 31, 1999 increased 169% to $332,907 from $123,843 during the three
(3) months ended March 31, 1998. The increase related primarily to increased legal fees pertaining to the termination of the Master Agreement and the unsuccessful attempt to acquire the BestBank Portfolio.

         Other operating expenses during the three (3) months ended March 31, 1999 increased 413% to $432,635 from $84,353 during the three (3) months ended March 31, 1998. The increase is primarily related to $165,941 in bad debt expense and $105,384 in marketing expense recorded in the three (3) months ended March 31, 1999, as compared to none in the three (3) months ended March 31, 1998. Additionally, other operating expenses included $64,466 relating to Fi-Scrip's operations for the three (3) months ended March 31, 1999.

         Other revenues and expenses resulted in total other expenses of $9,851 during the three (3) months ended March 31, 1999, as compared to total other expenses of $37,062 during the three (3) months ended March 31, 1998. This decrease in expenses between the respective periods resulted from interest income of $10,421 from certain certificates of deposit during the three (3) months ended March 31, 1999, as compared to $8,876 during the three (3) months ended March 31, 1998, offset by a decrease of interest expense of $20,272 during the three (3) months ended March 31, 1999 from $45,938 during the three (3) months ended March 31, 1998, primarily relating to the line of credit (the "Line of Credit") provided by Century Financial Group, Inc. ("Century"), an affiliate of Messrs. Baetz and Gallant. See "Closure of BestBank and Related Matters."

         As a result of the foregoing, the Company generated net income of $107,972 during the three (3) months ended March 31, 1999, as compared to $402,171 during the three (3) months ended March 31, 1998. The Company generated income from operations of $186,310 during the three (3) months ended March 31, 1999, as compared to $643,837 during the three (3) months ended March 31, 1998. This decrease in income from operations primarily resulted from decreased revenue related to the BestBank Portfolio. The Company's proposed business plan contemplates the future growth of revenues in connection with the Company's expansion strategy. There can be no assurance that the Company's expansion strategy will result in continued growth of demand for the Company's services or increased revenues or profitability. See "Liquidity and Capital Resources."

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1999, the ratio of current assets to current liabilities was 1.11 to 1 as compared to 1.47 to 1 at December 31, 1998.

         The Company's cash flow needs for the quarter ended March 31, 1999 were primarily provided from operations. The Company's cash flow needs for the quarter ended March 31, 1998 were provided from operations. At March 31, 1999, a $435,942 unallocated reserve was carried by the Company for bad debts related to charge-offs in connection with the BestBank Portfolio. At March 31, 1999, prepaid expenses and other assets were $506,962 and are anticipated to be expensed as used in the future. Net property and equipment was $1,513,924 at March 31, 1999. There were no major capital additions during the three (3) months ended March 31, 1999. On April 2, 1998, the Company obtained an interim construction loan from ASB in the principal amount of $160,000 related to the purchase and construction of a credit card production facility. On August 1, 1998, the interim loan was converted to a note payable on August 1, 2001. The note is secured by the production facility building, and bears interest at the prime rate plus 1%. As of March 31, 1999, the principal outstanding balance on the note was $150,278.

         As of March 4, 1999, the FDIC announced that it was terminating the Master Agreement with BestBank. The effect of these events was be to eliminate approximately 83% of the Company's monthly revenues from processing, as measured during 1998, which is anticipated to have a material adverse effect on the Company's results of operations during the quarter ending June 30, 1999 and the year ending December 31, 1999. The inability of RRICC to close the Purchase and Sale Agreement resulted in the loss of the $1,000,000 non-refundable deposit and the non-repayment of the Company's loan to RRICC. This loss resulted in the Company's charging-off of the note receivable from RRICC in the Company's 1998 fourth quarter and year end results of operations.

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

         Management of the Company believes that the ability of the Company to continue as a going concern is dependent on its ability to adjust its operations through the implementation of a restructuring plan. The Company is currently developing a plan to reduce expenses and secure replacement processing contracts, as follows:

               (i) The Company has implemented a plan for the reduction of fixed operating costs, including restructuring and/or renegotiating certain operating lease agreements. This reduction in fixed operating costs will be implemented in phases as dictated by the economics of the Company's future operations.

               (ii) The Company is currently working with approximately seventeen (17) different entities, all unaffiliated with the Company, to secure processing contracts, each representing as little as $30,000 and as much as $2,000,000 in additional processing revenue per year. Letters of intent and contracts have been secured for replacement processing with revenue estimated to be approximately $2,500,000 in the year ending December 31, 1999. However, there can be no assurances to this effect. Additionally, revenue from processing of the BestBank Portfolio managed by the FDIC amounted to $2,141,213 for the three months ended March 31, 1999. The FDIC has indicated that the processing will continue in the near term. The Company expects to continue processing for the FDIC through at least June 30, 1999.

               (iii) The Company has developed and integrated a marketing plan for attracting new business, which includes the signing of a contract with one of its major software suppliers, creating an alliance between the two entities for the referral of new business. Additionally, the Company plans to market its Year 2000 preparedness, in anticipation that, as the new millennium draws closer, the Company's successful Year 2000 preparation will enable it to attract new business.

               (iv) At March 31, 1999, the Company had cash balances in excess of $800,000, which the Company believes will be sufficient to maintain operations in the near term.

         Since September, 1997, Century, an affiliate of Messrs. Baetz and Gallant, has extended to the Company a Line of Credit. Since October 31, 1998, the aggregate maximum amount of available credit has been $700,000. As of March 31, 1999, the principal outstanding obligation to Century on the Line of Credit was $700,000. Century is not obligated to make advances to the Company under the Line of Credit. In addition, the Company owes the principal amount of $100,000 to Century relating to funds advanced to the Company in connection with the Purchase and Sale Agreement.

         Fi-Scrip has extended an operating line of credit (the "Fi-Scrip Line of Credit") through Century. The Fi-Scrip Line of Credit, dated May 1, 1998, provides Fi-Scrip with a maximum operating line of credit of $250,000. Advances on the Fi-Scrip Line of Credit, not to exceed the maximum limit, are made at the discretion of Fi-Scrip's management. The promissory note related to the Fi-Scrip Line of Credit bears interest at the rate of ten percent (10%) per annum. Under the terms of the promissory note, Fi-Scrip pays interest on a monthly basis, with the unpaid principal due on demand. The outstanding balance on the Fi-Scrip Line of Credit, as of March 31, 1999, was $175,954.

         Cash and cash equivalents were $1,334,210 as of March 31, 1999, as compared to $268,400 as of December 31, 1998. This increase was primarily attributable to the acquisition of Fi-Scrip on January 1, 1999.

         As of March 31, 1999 and December 31, 1998, the Company's long-term borrowings were $138,661 and $143,182, respectively. Long-term borrowings at March 31, 1999 consisted of the note payable of $150,278 to ASB, less the current portion of the note payable.

         As of March 31, 1999, the Company had short-term borrowings in the aggregate amount of $975,954, as compared to $700,000 at December 31, 1998. This increase was primarily due to the acquisition of Fi-Scrip.

         In October, 1997, the Company entered into a 36-month equipment lease with IBM related to the Company's credit card processing operations. The Company upgraded the equipment lease in March, 1998 to provide for continued increases in the Company's processing volume and efficiencies, and expansion of business operations. The Company financed the lease agreement by the pledge of certificates of deposit in the aggregate amount of $401,000.

         The certificates of deposit are for one-year terms and are automatically renewable for an additional year. The certificates of deposit bear varying rates of interest based on the date of the establishment of the certificates of deposit.

         Net cash provided by operating activities was $1,245,851 and $937,825 for the three (3) months ended March 31, 1999 and 1998, respectively. Net cash provided by operations during the three (3) months ended March 31, 1999 primarily consisted of net income from operations and increases in accruals and accounts payable and deferred income taxes, and depreciation and amortization, along with decreases in accounts receivable and prepaid expenses and other assets. Net cash provided by operations during the three (3) months ended March 31, 1998 primarily consisted of net income from operations and increases in accruals and accounts payable and deferred income taxes, and depreciation and amortization, offset by increases in accounts receivable and prepaid expenses and other assets.

         Net cash used in investing activities was $100,654 and $398,440 for the three (3) month periods ended March 31, 1999 and 1998, respectively. In the three (3) months ended March 31, 1999, the Company utilized $100,654 to purchase certain fixed assets. In the three (3) months ended March 31, 1998, the Company utilized $98,440 to purchase certain fixed assets and $300,000 to invest in certain interest bearing deposits.

         Net cash used in financing activities was $79,387 and $244,418 for the three (3) month periods ended March 31, 1999 and 1998, respectively. In the three (3) months ended March 31, 1999, the Company received proceeds of $271,655, net of payments, from the Line of Credit and $17,000 from the exercise of stock options by a former consultant, which was offset by the amount of $368,042 which represents the net value of the capital contribution of Fi-Scrip to the Company. In the three (3) months ended March 31, 1998, the Company made payments of $400,000 on the Line of Credit, which was offset by proceeds of $155,582 from the maturity of two (2) certificates of deposit.

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

         The Company has worked to develop extensive contingency plans to manage the Company's ongoing operations, if any systems do not function correctly on or after January 1, 2000. The Company has a contract with IBM for a "Hot Site" at IBM's Business Recovery Center ("BRC") in Boulder, Colorado for disaster recovery and off-site testing. The BRC maintains facilities, hardware and software, that is identical to the Company's current hardware and software configuration. The Company's disaster recovery specialists perform disaster recovery tests at these facilities every year. In addition to the Company's normal disaster recovery tests, the Company used the facilities both in Dallas, Texas and Boulder, Colorado, in November, 1998, for a combined Y2K and disaster recovery test. This allowed the Company to successfully test all core business systems in a true production environment. The Company again used the IBM Business Recovery Center in Dallas, Texas on April 6, 1999 for additional testing of its credit card system. These facilities serve as a contingency backup facility in several of the Company's Y2K disaster scenarios, including disrupted utilities and telecommunications services in the Abilene, Texas area. Other contingency plans include agreements with several suppliers for materials and support, ranging from computers and other hardware to software support to power generators.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board ("FASB") recently issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted as of December 31, 1999. SFAS No. 133 establishes standards for reporting financial and descriptive information regarding derivatives and hedging activity. Since the Company does not have any derivative instruments, this standard will have no impact on the Company's financial position or results of operations.

         The American Institute of Certified Public Accountants ("AICPA") recently issued Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use," which provides guidance concerning recognition and measurement of costs associated with developing or acquiring software for internal use. In 1998, the AICPA also issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," which provides guidance concerning the costs of start-up activities. For accounting purposes, start-up activities are defined as one time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory or with a new class of customer, initiating a new process in an existing facility, or commencing some new operation. Both pronouncements are effective for financial statements of years beginning after December 15, 1998, with earlier adoption encouraged. Management does not believe the adoption of these pronouncements will have a material impact on the financial statements.

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

                           PART II - OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES.

         The Company did not issue any unregistered securities during the quarter ended March 31, 1999.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company's stockholders did not adopt any resolutions at a meeting or by written consent during the quarter ended March 31, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits
              --------

         27.  Financial Data Schedule

         (b)  Reports on Form 8-K
              -------------------

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

                                         COLUMBIA CAPITAL CORP.


         Dated: May 12, 1999             By:  /s/ Kenneth A. Klotz
                                              ----------------------------------
                                              Kenneth A. Klotz
                                              President


         Dated: May 12, 1999             By:  /s/ Charles La Montagne
                                              ----------------------------------
                                              Charles La Montagne
                                              Chief Financial Officer