Form 10QSB
period 1999-06-30
COLUMBIA CAPITAL CORP/TX/
filed 1999-08-16
CIK 1051985

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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


                   1157 North 5th Street, Abilene. Texas 79601
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                                                COLUMBIA CAPITAL CORP.
                                              CONSOLIDATED BALANCE SHEET
                                    SIX MONTHS ENDED JUNE 30, 1999 (UNAUDITED) AND
                                        YEAR ENDED DECEMBER 31, 1998 (AUDITED)

                                                                                    June 30,           December 31,
                                   ASSETS                                             1999                 1998
                                                                                   (Unaudited)           (Audited)
                                                                                ------------------   ------------------
Current assets
   Cash and cash equivalents                                                    $       1,313,714    $         268,400
   Interest bearing deposits with banks                                                   501,000              501,000
   Accounts receivable, net                                                               156,793              447,844
   Prepaid expenses                                                                       458,486              582,633
   Federal income tax receivable                                                          358,085               81,602
   Other assets                                                                           115,000                    -
                                                                                ------------------   ------------------
       Total current assets                                                             2,903,078            1,881,479

Premises and equipment                                                                  1,886,591            1,763,326
   Less accumulated depreciation                                                          461,095              260,381
                                                                                ------------------   ------------------
       Net property and equipment                                                       1,425,496            1,502,945

Other assets
   Deferred tax asset                                                                      26,582               34,113
   Goodwill, net of accumulated amortization of $105,510 and $81,162                      868,414              892,762
                                                                                ------------------   ------------------
       Total other assets                                                                 894,996              926,875
                                                                                ------------------   ------------------

          TOTAL  ASSETS                                                         $       5,223,570    $       4,311,299
                                                                                ==================   ==================


                    LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
   Accounts payable                                                             $       1,425,186    $         298,840
   Accrued expenses and other liabilities                                                 804,951              265,521
   Current portion of note payable - American State Bank                                   11,887               11,395
   Notes payable - related party                                                          975,954              700,000
   Accrued interest payable                                                                36,575                5,945
                                                                                ------------------   ------------------
       Total current liabilities                                                        3,254,553            1,281,701

   Long term portion of note payable - American State Bank                                133,683              143,182
                                                                                ------------------   ------------------
       Total liabilities                                                                3,388,236            1,424,883

SHAREHOLDER'S EQUITY
   Common stock , $.001 par value; 50,000,000 shares
       authorized; 12,775,000 issued and outstanding                                       12,775               12,765
   Additional paid-in capital                                                           2,187,255            1,990,715
   Retained earnings                                                                     (364,696)             882,936
                                                                                ------------------   ------------------
       Total shareholders' equity                                                       1,835,334            2,886,416
                                                                                ------------------   ------------------

          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $       5,223,570    $       4,311,299
                                                                                ==================   ==================



                     The accompanying notes are an integral
                part of these consolidated financial statements


                                                 COLUMBIA CAPITAL CORP.
                                       CONSOLIDATED INCOME STATEMENTS - UNAUDITED


                                                       For the Three Months                 For the Six Months
                                                          Ended June 30,                      Ended June 30,
                                                ----------------------------------   ----------------------------------
                                                     1999                 1998             1999               1998
                                                ---------------    ---------------   ----------------   ---------------

REVENUE
     Pride                                      $       62,000     $       84,000    $       146,000    $      179,000
     Credit card                                       843,063          2,734,217          3,516,332         4,698,934
     Banking                                                 -            237,194             73,842           465,389
     Mail operations                                    24,751            261,959            173,520           442,415
     Courier                                                 -             20,500                950            42,385
     Fi-Scrip                                          329,617                  -            356,691                 -
     Other                                               1,654              4,192              1,654             9,316
                                                ---------------    ---------------   ----------------   ---------------
         Total operating revenue                     1,261,085          3,342,062          4,268,989         5,837,439

EXPENSES
     Salaries and employee benefits                    795,109            780,222          1,715,292         1,451,505
     Equipment and software lease                      877,205            437,870          1,475,727           828,320
     Facilities rent                                   100,341            114,974            201,182           220,163
     Repair and maintenance                            116,377            139,972            253,839           274,855
     Depreciation                                       99,607             38,222            189,282            70,801
     Amortization of goodwill                           12,174             12,174             24,348            24,348
     Computer and office supplies                       68,935            165,872            164,722           292,764
     Telephone                                          69,810            284,464            148,744           440,305
     Professional and outside services                 121,022            143,547            453,929           267,390
     Taxes                                              25,586             21,442             53,546            36,941
     Travel and entertainment                           19,087             37,648             41,562            51,703
     Other operating                                   174,438            142,726            579,113           211,579
                                                ---------------    ---------------   ----------------   ---------------
         Total operating expenses                    2,479,691          2,319,133          5,301,286         4,170,674
                                                ---------------    ---------------   ----------------   ---------------

INCOME (LOSS) FROM OPERATIONS                       (1,218,606)         1,022,929         (1,032,297)        1,666,765

     Interest income                                    13,639             12,670             24,060            21,546
     Interest expense                                  (24,712)           (22,607)           (49,322)          (68,545)
                                                ---------------    ---------------   ----------------   ---------------
Other Total other expense                              (11,073)            (9,937)           (25,262)          (46,999)
                                                ---------------    ---------------   ----------------   ---------------

INCOME (LOSS) BEFORE TAX                            (1,229,679)         1,012,992         (1,057,559)        1,619,766

     Income tax expense (benefit)                     (426,006)           346,117           (357,519)          550,720
                                                ---------------    ---------------   ----------------   ---------------

NET INCOME (LOSS)                               $     (803,673)    $      666,875    $      (700,040)   $    1,069,046
                                                ===============    ===============   ================   ===============

Basic earnings (loss) per share                 $        -0.06     $         0.05    $         -0.05    $         0.09
                                                ===============    ===============   ================   ===============

Diluted earnings (loss) per share               $        -0.06     $         0.05    $         -0.05    $         0.08
                                                ===============    ===============   ================   ===============


                     The accompanying notes are an integral
                part of these consolidated financial statements

                                                 COLUMBIA CAPITAL CORP.
                               CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                     SIX MONTHS ENDED JUNE 30, 1999 (UNAUDITED) AND
                                         YEAR ENDED DECEMBER 31, 1998 (AUDITED)



                                                 Common Stock                                    Accumulated
                                      -----------------------------------       Paid-In           (Deficit)
                                          Shares             Amount             Capital            Earnings             Total
                                      ----------------   ----------------   ----------------    ---------------    ----------------

BALANCE - DECEMBER 31, 1997                12,500,000    $        12,500    $     1,681,230     $     (481,739)    $     1,211,991

     Issuance of common stock                 265,000                265            281,485                                281,750
     Stock options                                                                   28,000                                 28,000
     Net loss                                       -                  -                             1,364,675           1,364,675
                                      ----------------   ----------------   ----------------    ---------------    ----------------

BALANCE - DECEMBER 31, 1998                12,765,000             12,765          1,990,715            882,936           2,886,416

     Issuance of common stock                  10,000                 10             16,990                                 17,000
     Acquisition of Fi-Scrip                                                        179,550           (547,592)           (368,042)
     Net income                                     -                  -                  -           (700,040)           (700,040)
                                      ----------------   ----------------   ----------------    ---------------    ----------------

BALANCE - JUNE 30, 1999                    12,775,000    $        12,775    $     2,187,255     $     (364,696)    $     1,835,334
                                      ================   ================   ================    ===============    ================

                     The accompanying notes are an integral
                part of these consolidated financial statements


                                                COLUMBIA CAPITAL CORP.
                                   CONSOLIDATED STATEMENT OF CASH FLOWS - UNAUDITED


                                                           For the Three Months              For the Six Months
                                                              Ended June 30,                    Ended June 30,
                                                     -------------------------------  -------------------------------
                                                           1999           1998             1999             1998
                                                     --------------- ---------------  --------------- ---------------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net (loss) income                                   $     (803,673) $      666,875   $     (700,040) $    1,069,046
 Adjustments to reconcile net income to
   net cash provided by operations
     Depreciation and amortization                           50,396          50,396          213,630          95,150
     Deferred income taxes                                     (922)         11,674            7,531         145,557
   (Increase) decrease in
     Accounts receivable                                   (199,048)       (273,446)          14,568        (319,750)
     Deposits, prepaid expenses and other assets             46,047        (707,051)           9,147        (809,760)
     Increase in accruals and accounts payable              841,206         238,409        1,696,406         740,022
                                                     --------------- ---------------  --------------- ---------------
Net cash (used in) provided by operating activities         (65,994)        (13,143)       1,241,242         920,265

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of fixed assets                                         -        (346,079)        (111,833)       (444,520)
 Proceeds from the sale of fixed assets                      50,206               -                -               -
 Investment in subsidiary                                         -              -          (368,042)              -
 Investment in interest bearing deposit                           -               -                -        (300,000)
                                                     --------------- ---------------  --------------- ---------------
Net cash provided by (used in) investing activities          50,206        (346,079)        (479,875)       (744,520)

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from line of credit, net of payments               (4,708)        (50,000)         266,947        (290,000)
 Issuance of common stock                                         -         213,750           17,000         213,750
                                                     --------------- ---------------  --------------- ---------------
Net cash (used in) provided by financing activities          (4,708)        163,750          283,947         (76,250)
                                                     --------------- ---------------  --------------- ---------------

NET (DECREASE) INCREASE IN CASH
   AND CASH EQUIVALENTS                                     (20,496)       (195,472)       1,045,314          99,495

Cash and cash equivalents at beginning of period          1,334,210         312,828          268,400          17,861
                                                     --------------- ---------------  --------------- ---------------

CASH AND CASH EQUIVALENTS AT JUNE 30,                $    1,313,714  $      117,356   $    1,313,714  $      117,356
                                                     =============== ===============  =============== ===============

SUPPLEMENTAL DISCLOSURE
 OF CASH FLOW INFORMATION:
   Interest paid                                     $       24,712  $        9,937   $       49,322  $       46,999
   Taxes paid                                                     -         436,000                -         436,000


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

         ACCOUNTS RECEIVABLE

         The Company utilizes the allowance method for uncollectible accounts receivable. Management estimates the uncollectible accounts and provides for them in the allowance. The balance of the allowance for uncollectible accounts was $596,350 and $270,000 at June 30, 1999 and December 31, 1998.

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

                             COLUMBIA CAPITAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

           PER SHARE DATA

           In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128) was issued. Under SFAS 128, net earnings per share ("EPS") are computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. SFAS 128 replaces fully diluted EPS, which the Company was not previously required to report, with EPS, assuming dilution. The Company adopted SFAS 128 effective December 31, 1998. The effect of this accounting change on previously reported EPS data is not significant. The computation of earnings (loss) per share of common stock is based on the weighted average number of shares outstanding as of June 30, 1999 and 1998 of 12,775,000 and 12,574,586
           respectively, adjusted retroactively to reflect the one for two reverse split effective September 1, 1997. The computation of diluted earnings (loss) per share of common stock is based on the weighted average number of shares and equivalent shares outstanding as of June 30, 1999 and 1998 of 12,775,000 and 12,676,864, respectively. No potential common shares existed at December 31, 1998; therefore, basic loss per share equals diluted loss per share at that date.

           PREFERRED STOCK

           The Company, under its articles of incorporation, has the authority to issue up to five million (5,000,000) shares of preferred stock with a par value of $.001 each, totaling five thousand dollars ($5,000). The Board of Directors is authorized to provide for the issuance of the shares of preferred stock in series by filing a certificate pursuant to the applicable law of the State of Delaware, to establish the number of shares to be included in each such series, and to fix the designations, powers, preferences, rights and limitations of the shares of each series. At June 30, 1999 and December 31, 1998, there were no preferred shares issued or outstanding.

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


NOTE 4:         CANCELLATION OF CONTRACT AND MANAGEMENT'S PLANS

           On March 4, 1999, the Company received notice that the BestBank credit card portfolio held by the FDIC, in which the Company derived approximately 84% of its total operating revenue from processing, as measured in 1998, was being terminated and the Company's processing services on the portfolio were also being terminated. The loss of this customer could have a material adverse effect on the Company's operations in 1999.

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

           o The Company is currently working with approximately fourteen different entities, all unaffiliated with the Company, to secure processing contracts each representing as little as $30,000 and as much as $2,000,000 in additional processing revenue per year. Letters of intent and contracts, have been secured for replacement processing with revenue estimated to be approximately $2,500,000 in the year ended December 31, 1999. Additionally, revenue from processing of the Best Bank portfolio managed by the FDIC, although terminated by the FDIC effective May 17, 1999, amounted to $2,626,568 for the six months ended June 30, 1999.

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

           o At June 30, 1999, the Company had cash balances in excess of $1,313,714, which the Company believes will be sufficient to maintain operations in the near term.

                             COLUMBIA CAPITAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5:         FINANCIAL INSTRUMENTS

           The estimated fair values of the Company's financial instruments at June 30, 1999 were as follows:

                                                                                     Carrying          Fair
                                                                                      Amount           Value
                                                                                   ------------    ------------
           Financial assets:
                Cash and interest bearing deposits with banks                      $ 1,814,714     $ 1,814,714
                Accounts receivable                                                    156,793         156,793
                Prepaid expenses including deferred tax assets                         843,153         843,153
           Financial liabilities:
                Notes payable                                                      $ 1,121,524     $ 1,121,524
                Accrued interest payable                                                36,575          36,575

           The estimated fair values of the Company's financial instruments at December 31, 1998 were as follows:

                                                                                     Carrying          Fair
                                                                                      Amount           Value
                                                                                   ------------    ------------
           Financial assets:
                Cash and interest bearing deposits with banks                      $   769,400     $   769,400
                Accounts receivable                                                    447,844         447,844
           Financial liabilities:
                Notes payable                                                      $   854,577     $   854,577
                Accrued interest payable                                                 5,945           5,945

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


NOTE 6:         INCOME TAXES

           The Company files a consolidated federal income tax return; however, federal income taxes are allocated between the Company and its subsidiaries based on statutory rates. The consolidated income tax expense, as a percentage of pretax earnings, differs from the statutory federal income tax rate as follows:

                                                               Three Months Ended           Six Months Ended
                                                                    June 30,                     June 30,
                                                            -----------------------     -----------------------
                                                               1999         1998           1999         1998
                                                            ----------   ----------     ----------   ----------

           Statutory federal income tax rate                  (34.00)%      34.00%        (34.00)%      34.00%
           Other                                                (.64)         .17            .19            -
                                                            ----------   ----------     ----------   ----------

                Effective income tax rate                     (34.64)%      34.17%        (33.81)%      34.00%
                                                            ==========   ==========     ==========   ==========

                             COLUMBIA CAPITAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 6:         INCOME TAXES - CONTINUED

Income tax expense (benefit) is comprised of the following:

                                                               Three Months Ended            Six Months Ended
                                                                    June 30,                     June 30,
                                                           -------------------------    -------------------------
                                                              1999          1998           1999          1998
                                                           -----------   -----------    -----------   -----------
           Current income tax expense (benefit)            $ (425,084)   $  334,443     $ (365,050)   $  405,163
           Deferred income tax expense (benefit)                 (922)       11,674          7,531       145,557
                                                           -----------   -----------    -----------   -----------
                                                           $ (426,006)   $  346,117     $ (357,519)   $  550,720
                                                           ===========   ===========    ===========   ===========

           The tax effects of temporary differences that gave rise to deferred tax assets (liabilities) as of June 30, 1999 and December 31, 1998, respectively:

                                                               1999           1998
                                                           ------------   ------------
           Depreciation and amortization                   $   (19,690)   $   (41,219)
           Other                                                46,272         75,332
                                                           ------------   ------------
                Net deferred tax assets                    $    26,582    $    34,113
                                                           ============   ============


NOTE 7:         NOTES PAYABLE

           FICI, has extended an operating line of credit through Century Financial Group, Inc., a company owned by the Company's primary shareholders. The line of credit with the same Century Financial Group, Inc. provides FICI with a maximum operating line of credit of eight hundred thousand dollars ($800,000). Advances on the line of credit, not to exceed the maximum limit, are made at the discretion of FICI's management. The line of credit is unsecured. The line of credit carries an annual percentage rate of ten percent (10%). Under the terms of the line of credit, FICI pays interest on a monthly basis with the unpaid principal due at maturity, September 15, 1999. The outstanding balance on the line of credit as of June 30, 1999 and December 31, 1998 was $800,000 and $700,000.

           Fi-Scrip, has extended an operating line of credit through Century Financial Group, Inc., a company owned by the Company's primary shareholders. The line of credit, dated May 1, 1998, with the same Century Financial Group, Inc. provides Fi-Scrip with a maximum operating line of credit of two hundred and fifty thousand dollars ($250,000). Advances on the line of credit, not to exceed the maximum limit, are made at the discretion of Fi-Scrip's management. The note carries an annual percentage rate of ten percent (10%). Under the terms of the note, Fi-Scrip pays interest on a monthly basis with the unpaid principal due on demand. The outstanding balance on the line of credit as of June 30, 1999 was $175,954.

            FICI has a real estate lien note through American State Bank formerly Security State Bank. The real estate note, dated August 1, 1998, in the amount of one hundred sixty thousand dollars ($160,000) carries an annual interest rate of Wall Street prime plus one percent (1%), with a maturity date of August 1, 2001. The note is secured by a Deed of Trust to a building in which the note proceeds were used to purchase and renovate. The outstanding balance on the note as of June 30, 1999 was $145,570.

                             COLUMBIA CAPITAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8:         LEASE OBLIGATIONS

           The Company has entered into various operating lease agreements. Under terms of an operating lease with IBM Corporation, certificates of deposit with a carrying value of $401,000 at June 30, 1999 were pledged as collateral against Bank One letters of credit in favor of IBM. Under terms of an operating lease with Timmermen Leasing, a certificate of deposit with a carrying value of $100,000 at June 30, 1999, was pledged as collateral.

           The future minimum payments for leased property under these noncancellable lease agreements for each of the next five years ending December 31, 2004 are as follows:

                    1999                            $     776,239
                    2000                                1,158,851
                    2001                                  815,335
                    2002                                  265,305
                    2003                                   84,386
                    2004                                   75,186
                                                    --------------

                    Lease obligations               $   3,175,302
                                                    ==============

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

           For the six months ended June 30, 1999, revenue from the Best Bank portfolio accounted for approximately 82% of the Company's total revenues. No other customers accounted for 10% or more of the Company's total revenues. Since the Best Bank failure in July 1998 the Company continued its role as processor for the Portfolio accounts through May 17, 1999, in which it was receiving payment from the Federal Deposit Insurance Corporation ("the FDIC") for its processing costs. As of June 30, 1999, the Company had not outstanding balance in accounts receivable from the FDIC relating to the Portfolio.

                             COLUMBIA CAPITAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10:        RELATED PARTY TRANSACTIONS

           FICI's financing source, Century Financial Group, Inc., is owned by the Company's primary shareholders, Glenn Gallant and Douglas Baetz. Interest expense and accrued interest payable to Century Financial Group, Inc. amounted to $42,043 and $7,315 as of June 30, 1999.

           Fi-Scrip's financing source, Century Financial Group, Inc., is owned by the Company's primary shareholders, Glenn Gallant and Douglas Baetz. Interest expense and accrued interest payable to Century Financial Group, Inc. amounted to $7,279 and $0 as of June 30, 1999.


NOTE 11:        STOCK OPTION PLAN

           The Company has adopted a stock plan to provide for the granting of options to senior management of the Company. As of June 30, 1999, the Company has allocated 1,250,000 shares of stock for issuance under the plan. On July 1, 1998 the Company granted 350,000 options. The options expire five years from the date of issuance. On December 24, 1998, the Company amended the exercise price of the options previously granted on July 1, 1998.

           The following table shows the vesting schedule and the exercise price, as amended, for each of the five current and two former directors awarded options.

                                                        Options vested
                                               ----------------------------------    Total
                                    Exercise     July 1,   October 1,  January 1,   Options
                Director             Price        1998       1998        1999        Vested
           ---------------------   ---------   ----------  ----------  ----------  ----------
           Glenn M. Gallant           $ .62      16,666      16,667        -          33,333
           Douglas R. Baetz           $ .62      16,666      16,667        -          33,333
           Kenneth A. Klotz           $ .48      16,666      16,667      16,667       50,000
           Charles LaMontagne         $ .48      16,666      16,667      16,667       50,000
           Olan Beard                 $ .48      16,666      16,667      16,667       50,000
           Donald Thone               $ .48      16,666      16,667      16,667       50,000
           Robert Feldman             $ .48      16,666      16,667      16,667       50,000
                                                                                   ----------

                                                                                     316,666
                                                                                   ==========

           Messrs. Baetz and Gallant, having greater than 10% of the outstanding shares of the Company at July 1, 1998, were granted options with an exercise price set at 110% of the fair market value of the Company's common stock at the date of the grant. The remaining five directors were granted options with an exercise price set at 85% of the fair market value of the Company's common stock at the date of the grant. As of June 30, 1999 no options under the plan had been exercised.

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

                             COLUMBIA CAPITAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12:        CONDENSED FINANCIAL INFORMATION - PARENT COMPANY

           The following represents consolidated financial information of the parent company as of June 30, 1999 and December 31, 1998 utilizing the equity method of accounting.


      CONDENSED BALANCE SHEET:

                                    ASSETS                                   June 30,        December 31,
                                                                               1999              1998
                                                                         ---------------   ---------------
           Current assets
              Cash and cash equivalents                                  $        1,092    $        1,061
              Prepaid expenses and other assets                                 136,558           106,000
              Federal income tax receivable                                     322,240           582,609
                                                                         ---------------   ---------------
                Total current assets                                            459,890           689,670

              Investment in subsidiaries                                      3,075,911         3,853,166
                                                                         ---------------   ---------------

                           TOTAL ASSETS                                  $    3,535,801    $    4,542,836
                                                                         ===============   ===============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

           LIABILITIES
              Accrued expenses and other liabilities                     $      206,759    $       69,445
              Due to subsidiaries                                             1,493,708         1,586,975
                                                                         ---------------   ---------------
                Total current liabilities                                     1,700,467         1,656,420

           SHAREHOLDERS' EQUITY
              Common stock                                                       12,775            12,765
              Capital surplus                                                 2,187,255         1,990,715
              Retained earnings                                                (364,696)          882,936
                                                                         ---------------   ---------------
                Total shareholders' equity                                    1,835,334         2,886,416
                                                                         ---------------   ---------------

                      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $    3,535,801    $    4,542,836
                                                                         ===============   ===============


     CONDENSED INCOME STATEMENT:

           REVENUES
              Undistributed (loss) earnings of subsidiaries              $     (455,112)   $    2,473,197
                                                                         ---------------   ---------------
                Total revenues                                                 (455,112)        2,473,197

           EXPENSES
              Stockholder costs and fees                                            410             8,830
              Professional and outside services                                 263,573           485,615
              Marketing                                                         100,028           171,833
              Other operating                                                     4,249             1,569
                                                                         ---------------   ---------------
                Total operating expenses                                        368,260           667,347




                             COLUMBIA CAPITAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12:      CONDENSED FINANCIAL INFORMATION - PARENT COMPANY - CONTINUED

                                                                            June 30,         December 31,
                                                                              1999               1998
                                                                         ---------------   ---------------


              Compensation to directors                                          10,000            10,000
                                                                         ---------------   ---------------
                Total other expense                                              10,000            10,000
                                                                         ---------------   ---------------

           (LOSS) INCOME BEFORE FEDERAL INCOME TAX                             (833,372)        1,795,350

              Income tax benefit                                               (133,332)         (229,325)
                                                                         ---------------   ---------------
           INCOME BEFORE EXTRAORDINARY LOSS                                    (700,040)        2,024,675
              Extraordinary loss                                                   -              660,000
                                                                         ---------------   ---------------
           Net (loss) income                                             $     (700,040)   $    1,364,675
                                                                         ===============   ===============


     CONDENSED STATEMENT OF CASH FLOWS:

           CASH FLOWS FROM OPERATING ACTIVITIES
              Net income                                                 $     (700,040)   $    1,364,675
              Adjustments to reconcile net income (loss) to
                net cash provided by operations
                 Undistributed earnings in subsidiaries                         777,255        (2,473,197)
                 Decrease (increase) in federal income tax receivable           260,369          (582,609)
                 Increase in prepaid expenses and other assets                  (30,558)          (90,976)
                 Increase in accruals and accounts payable                       44,047         1,471,729
                                                                         ---------------   ---------------
              Net cash used by operating activities                             351,073          (310,378)

              CASH FLOWS FROM FINANCING ACTIVITIES
                 Shareholder contribution                                      (368,042)             -
                 Issuance of common stock                                        17,000           309,750
                                                                         ---------------   ---------------

           NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      31              (628)
           Cash and cash equivalents at beginning of year                         1,061             1,689
                                                                         ---------------   ---------------
           CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $        1,092    $        1,061
                                                                         ===============   ===============


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

           On July 1, 1998, Columbia Capital Corp. entered into a consulting agreement with Matthias and Berg, LLP ("the Firm"). The Firm, through its partner, Jeffrey Berg, provides the Company with consulting and litigation services, including long term business, managerial and financial litigation support; investigating and analysis in corporate reorganizations and legal expertise on merger and acquisition opportunities. As compensation for services, the Company granted to the Firm options to purchase up to 100,000 shares of Common Stock, which are the subject of a currently effective registration statement, on the following terms and conditions: (i) options to purchase up to 100,000 shares of Common Stock at an exercise price of $0.48 per share, exercisable from July 1, 1998. The fair value of consulting and litigation services provided by the Firm is being recognized as the services are provided. As of June 30, 1999 no options have been exercised under the agreement.


NOTE 14:        YEAR 2000

           The Year 2000 issue is a programming issue that may affect many electronic processing systems. Until recently, in order to minimize the length of data fields, most date-sensitive programs eliminated the first two digits of the year. This issue could affect information technology ("IT") systems and date-sensitive embedded technology that controls certain systems (such as telecommunications systems, security systems, etc.) leaving them unable to properly recognize or distinguish dates in the twentieth and twenty-first centuries and thereafter. For example, date- sensitive calculations may treat "00" as the year 1900 rather than the year 2000. This treatment could result in significant miscalculations when processing critical date-sensitive information relating to dates after December 31, 1999.

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

           Other IT systems are licensed from third parties. These third parties have either assured the Company that their system is Year 2000 compliant or identified necessary system upgrades to make their system Year 2000 compliant. The Company has implemented the necessary systems upgrades and completed Year 2000 compliance testing of these other IT systems as of June 30, 1999.

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

         The Company has included in this Report the unaudited consolidated financial statements of the Company for the three (3) months and six (6) months ended June 30, 1999 and 1998, which include the consolidated balance sheets of the Company as of June 30, 1999 (unaudited) and December 31, 1998 (audited), and the related consolidated income statements and statements of changes in shareholders' equity and cash flows for the three (3) month and six (6) month periods ended June 30, 1999 and 1998. The consolidated income statements and statements of cash flows of the Company for the three (3) months and six (6) months ended June 30, 1999 and 1998, which form a part of the Company's consolidated financial statements for such periods, reflect the consolidated results of operations and cash flows of the parent holding company, FICI and Fi-Scrip for the three (3) months and six (6) months ended June 30, 1999 and the consolidated results of operations and cash flows of the parent holding company and FICI for the three (3) months and six (6) months ended June 30, 1998.

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

         Management of the Company hopes the Company will be able to replace the loss of revenue from the Master Agreement and is currently working to negotiate new business to offset such loss. Management has implemented plans reducing current operating costs and is actively seeking debt and/or equity financing in the near term to finance the Company's operations until sufficient new business has been obtained to replace the lost revenue. No assurance can be given that the Company will be able to attract sufficient new business or to obtain adequate new financing. If the Company does not generate adequate revenue producing business or proceeds from financing, the Company will have to curtail its operations significantly and may have to terminate business operations.

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

         The transactions based on this medium of exchange through Fi-Scrip and the Company are estimated to produce a gross transaction fee of between $0.06 to $0.09. The transaction fee is in addition to the merchant application and statement fees. However, no assurance can be given as to the volume of transactions that will be processed or rates at which such processing will take place. Fi-Scrip is newly in operation in connection with the EBT business, with approximately 765,293 and 1,502,632 in transaction volume for the three (3) months and six (6) months ended June 30, 1999. Fi-Scrip anticipates a significant increase in the number of transaction throughout the remainder of 1999, but no assurance to this effect can be given.

         According to federal government surveys, it is anticipated that by the year 2000, 60% of the population of the United States will be receiving monthly income issued electronically and accessible through the use of a QUEST Card. However, no assurance to this effect can be given. The total dollar value of EBT transactions (food stamps, aid to families with dependent children and welfare payments) in 1999 is estimated by Fi-Scrip to be $60 billion, with an average transaction size of approximately $23.00, or approximately 450 million transactions per year. Fi-Scrip's target market share of total dollar volume of EBT transactions is estimated to be $6 billion or 65 million transactions per year by January 1, 2000. However, no assurance can be given that there will be this volume of transactions or that Fi-Scrip will service such a volume of transactions.

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

RESULTS OF OPERATIONS FOR THE SIX (6) MONTHS ENDED JUNE 30, 1999 AND 1998

         Total operating revenues for the six (6) months ended June 30, 1999 decreased approximately 27% to $4,268,989 from $5,837,439 for the six (6) months ended June 30, 1998. Total operating revenues principally include: (i) credit card processing revenues, (ii) banking and financial service revenues and (iii) debit card and EBT processing revenue. Total operating revenues during the six
(6) months ended June 30, 1999 included $356,691 in net operating revenue of Fi-Scrip, after inter company elimination. All of the outstanding common stock of Fi-Scrip was contributed to the Company from its principal shareholders, as of January 1, 1999, for no consideration. See "Operations of Fi-Scrip."

         Credit card processing revenues during the six (6) months ended June 30, 1999 decreased 25% to $3,516,332 from $4,698,934 during the six (6) months ended June 30, 1998. This decrease primarily relates to the loss of revenues associated with the Master Agreement. The Master Agreement with Best Bank represented 81% of the credit card revenues for the six (6) months ended June 30, 1999.

         Banking and financial service and courier revenues during the six (6) months ended June 30, 1999 decreased to $73,842 and $950 from $465,389 and $42,385, respectively. These sources of revenue have steadily declined since the acquisition of Security State Bank ("SSB") by American State Bank ("ASB"), as of August 1, 1998. ASB has been in the process of converting SSB's portfolio to an in-house processing system. The Company generated revenues of approximately $75,000 per month from this account during the previous three (3) years. The Company entered into a contract to continue the credit card processing services for ASB through August 1, 2000 which currently generates approximately $20,000 per month. The Company generated revenues of approximately $113,342 during the six (6) months ended June 30, 1999. Management believes that anticipated increases from the Company's credit card operations and future bank processing opportunities will replace this reduced source of revenues. However, no assurance to this effect can be given.

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

         Revenues from Pride Refining, Inc. ("Pride") decreased to $146,000 for the six (6) months ended June 30, 1999 from $179,000 for the six (6) months ended June 30, 1998. This revenue decrease was due to a decision of the management of Pride to take its computer processing activities in-house. This removal of processing from the Company to Pride is being converted in stages and should be completed by the last quarter of 1999. The loss of the Pride revenue is not anticipated to have a material adverse effect on total revenue for fiscal year 1999. However, no assurance to this effect can be given.

         Total operating expenses during the six (6) months ended June 30, 1999 increased 27% to $5,301,286 from $4,170,674 during the six (6) months ended June 30, 1998. Total operating expenses principally include: (i) cost of salaries and employee benefits, (ii) equipment and software expenses, (iii) cost of office supplies and services, (iv) rental and facilities maintenance expenses, (v) depreciation and amortization expenses, (vi) professional and outside services, and (vii) other operating expenses, as follows:

         Cost of salaries and employee benefits during the six (6) months ended June 30, 1999 increased 18% to $1,715,292 from $1,451,505 during the six (6)
months ended June 30, 1998. This increase primarily resulted from an increase in the number of full time employees on average for the six (6) months ended June 30, 1999, as compared to the six (6) months ended June 30, 1998.

         Equipment and software lease expenses during the six (6) months ended June 30, 1999 increased 78% to $1,475,727 from $828,320 during the six (6) months ended June 30, 1998. This increase primarily related to new software leases and a high speed laser printer lease.

         Cost of computer and office supplies during the six (6) months ended June 30, 1999 decreased 44% to $164,722 from $292,764 during the six (6) months ended June 30, 1998. This decrease is the result of a decline in the supplies used in connection with the BestBank portfolio contract which was terminated May 17, 1999.

         Facilities rent and repair and maintenance expenses during the six (6) months ended June 30, 1999 decreased 8% to $455,021 from $495,018 during the six
(6) months ended June 30, 1998. This decrease related to the termination of the Company's office lease in Florida in December, 1998.

         In addition, depreciation and amortization expenses during the six (6) months ended June 30, 1999 increased 125% to $213,630 from $95,149 during the six (6) months ended June 30, 1998. The increase related to the acquisition and upgrade of the Company's computer and software equipment throughout 1998.

         Telephone expenses during the six (6) months ended June 30, 1999 decreased 66% to $148,744 from $440,305 primarily related to the termination of the BestBank Portfolio and the resulting decline in customer service calls handled by the Company.

         Professional and outside services expenses during the six (6) months ended June 30, 1999 increased 70% to $453,929 from $267,390 during the six (6) months ended June 30, 1998. The increase related primarily to increased legal fees pertaining to the termination of the Master Agreement and the unsuccessful attempt to acquire the BestBank Portfolio.

         Other operating expenses during the six (6) months ended June 30, 1999 increased 174% to $579,113 from $211,579 during the six (6) months ended June 30, 1998. The increase is primarily related to $326,350 in bad debt expense and $126,048 in marketing expense recorded in the six (6) months ended June 30, 1999, as compared to none in the six (6) months ended June 30, 1998. Additionally, other operating expenses included $126,715 relating to Fi-Scrip's operations for the six (6) months ended June 30, 1999 versus none for the six(6) months ended June 30, 1998.

         Other revenues and expenses resulted in total other expenses of $25,262 during the six (6) months ended June 30, 1999, as compared to total other expenses of $46,999 during the six (6) months ended June 30, 1998. This decrease in expenses between the respective periods resulted from interest income of $24,060 from certain certificates of deposit during the six (6) months ended June 30, 1999, as compared to $21,546 during the six (6) months ended June 30, 1998, offset by a decrease of interest expense of $49,322 during the six (6) months ended June 30, 1999 from $68,545 during the six (6) months ended June 30, 1998, primarily relating to the line of credit (the "Line of Credit") provided by Century Financial Group, Inc. ("Century"), an affiliate of Messrs.
Baetz and Gallant. See "Closure of BestBank and Related Matters."

         As a result of the foregoing, the Company generated a net loss of $700,040 during the six (6) months ended June 30, 1999, as compared to a net profit of $1,069,046 during the six (6) months ended June 30, 1998. The Company generated a loss from operations of $1,032,297 during the six (6) months ended June 30, 1999, as compared to income from operations of $1,666,765 during the six (6) months ended June 30, 1998. This decrease in income from operations primarily resulted from decreased revenue related to the BestBank Portfolio. The Company's proposed business plan contemplates the future growth of revenues in connection with the Company's expansion strategy. There can be no assurance that the Company's expansion strategy will result in continued growth of demand for the Company's services or increased revenues or profitability. See "Liquidity and Capital Resources."

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1999, the ratio of current assets to current liabilities was .89 to 1 as compared to 1.47 to 1 at December 31, 1998.

         The Company's cash flow needs for the six months ended June 30, 1998 were provided from operations. At June 30, 1999, a $576,350 allocated reserve was carried by the Company for bad debts related to charge-offs in connection with the BestBank Portfolio and $20,000 in unallocated reserves. At June 30, 1999, prepaid expenses and other assets were $573,486 and are anticipated to be expensed as used in the future. Net property and equipment was $1,425,496 at June 30, 1999. There were no major capital additions during the six (6) months ended June 30, 1999. On April 2, 1998, the Company obtained an interim construction loan from ASB in the principal amount of $160,000 related to the purchase and construction of a credit card production facility. On August 1, 1998, the interim loan was converted to a note payable on August 1, 2001. The note is secured by the production facility building, and bears interest at the prime rate plus 1%. As of June 30, 1999, the principal outstanding balance on the note was $145,570.

         As of March 17, 1999, the FDIC announced that it was terminating the Master Agreement with BestBank. The effect of these events was be to eliminate approximately 83% of the Company's monthly revenues from processing, as measured during 1998, which has had a material adverse effect on the Company's results of operations during the quarter and six months ending June 30, 1999 and is anticipated to have a material adverse effect on the Company's results of operations for the year ending December 31, 1999.

         Management of the Company hopes the Company will be able to replace the loss of revenue from the Master Agreement and is currently working to negotiate new business to offset such loss. Management is continuing to strategically reduce operating costs in an effort to streamline the Company's operations while maintaining the integrity of systems and the overall ability of the Company to move swiftly and effectively to implement new business. Management is also currently working to secure a source for possible debt or equity financing in the near term to assist in financing the Company's operations until sufficient new business has been obtained to replace the lost revenue. If the Company is unsuccessful in its efforts to secure financing in the near term, the Company may be forced to seek protection from creditors under the United States bankruptcy laws. As of the date of this Report, the Company has not secured any commitments for financing and no assurance can be given that the Company will be able to attract sufficient new business or to obtain adequate new financing on terms acceptable to the Company or at all. If the Company does not generate adequate revenue producing business or proceeds from financing, the Company will have to curtail its operations significantly, which will have a material adverse effect on the Company's financial condition and its ability to secure new processing contracts.

         Management of the Company believes that the ability of the Company to continue as a going concern is dependent on its ability to secure financing and adjust its operations through the implementation of a restructuring plan. The Company is continuing to developing and implement plans to reduce expenses and secure replacement processing contracts, as follows:

       (i) The Company has implemented a plan for the reduction of fixed operating costs, including restructuring and/or renegotiating certain operating lease agreements. This reduction in fixed operating costs will be implemented in phases as dictated by the economics of the Company's future operations.

       (ii) The Company is currently working with approximately fourteen different entities, all unaffiliated with the Company, to secure processing contracts, each representing as little as $30,000 and as much as $2,000,000 in additional processing revenue per year. Letters of intent and contracts have been secured for replacement processing with revenue estimated to be approximately $2,500,000 in the year ending December 31, 1999. However, there can be no assurances to this effect. Additionally, revenue from processing of the BestBank Portfolio managed by the FDIC amounted to $2,626,568 for the six months ended June 30, 1999.

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

       (iv) At June 30, 1999, the Company had cash balances in excess of $1,313,714, which the Company believes will be sufficient to maintain operations in the very near term.

       (v) The Company is currently in negotiations with approximately four different entities, all unaffiliated with the Company, to secure equity and/or debt financing to support its near term operations. Again, as of the date of this Report, the Company has not secured a commitment for such financing and there can be no assurances that such financing will be completed on terms acceptable to the Company or at all.

         Since September, 1997, Century, an affiliate of Messrs. Baetz and Gallant, has extended to the Company a Line of Credit. Since October 31, 1998, the aggregate maximum amount of available credit has been $700,000. As of June 30, 1999, the principal outstanding obligation to Century on the Line of Credit was $700,000. Century is not obligated to make advances to the Company under the Line of Credit. In addition, the Company owes the principal amount of $100,000 to Century relating to funds advanced to the Company in connection with the Purchase and Sale Agreement.

         Fi-Scrip has extended an operating line of credit (the "Fi-Scrip Line of Credit") through Century. The Fi-Scrip Line of Credit, dated May 1, 1998, provides Fi-Scrip with a maximum operating line of credit of $250,000. Advances on the Fi-Scrip Line of Credit, not to exceed the maximum limit, are made at the discretion of Fi-Scrip's management. The promissory note related to the Fi-Scrip Line of Credit bears interest at the rate of ten percent (10%) per annum. Under the terms of the promissory note, Fi-Scrip pays interest on a monthly basis, with the unpaid principal due on demand. The outstanding balance on the Fi-Scrip Line of Credit, as of June 30, 1999, was $175,954.

         Cash and cash equivalents were $1,313,714 as of June 30, 1999, as compared to $268,000 as of December 31, 1998. This increase was primarily attributable to the acquisition of Fi-Scrip on January 1, 1999.

         As of June 30, 1999 and December 31, 1998, the Company's long-term borrowings were $133,683 and $143,182, respectively. Long-term borrowings at June 30, 1999 consisted of the note payable of $145,570 to ASB, less the current portion of the note payable.

         As of June 30, 1999, the Company had short-term borrowings in the aggregate amount of $987,841, as compared to $700,000 at December 31, 1998. This increase was primarily due to the acquisition of Fi-Scrip and the principal amount of $100,000 due to Century relating to funds advanced to the Company in connection with the Purchase and Sale Agreement..

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

         Net cash provided by operating activities was $1,241,242 and $920,265 for the six (6) months ended June 30, 1999 and 1998, respectively. Net cash provided by operations during the six (6) months ended June 30, 1999 primarily consisted of an increase in accruals and accounts payable offset by a net operating loss. Net cash provided by operations during the six (6) months ended June 30, 1998 primarily consisted of net income from operations and increases in accruals and accounts payable and deferred income taxes, and depreciation and amortization, offset by increases in accounts receivable and prepaid expenses and other assets.

         Net cash used in investing activities was $479,875 and $744,520 for the six (6) month periods ended June 30, 1999 and 1998, respectively. In the six (6) months ended June 30, 1999, the Company utilized $111,833 to purchase certain fixed assets and $368,042 was related to the acquisition of Fi-Scrip. In the six
(6) months ended June 30, 1998, the Company utilized $444,520 to purchase certain fixed assets and $300,000 to invest in certain interest bearing deposits.

         Net cash provided by financing activities was $283,947 for the six (6) month period ending June 30, 1999. In the six (6) months ending June 30, 1999, the Company received proceeds of $266,947, net of payments, from the Line of Credit and $17,000 from the exercise of stock options by a former consultant. Net cash used in financing activities was 76,250 for the six (6) month period ending June 30, 1998. In the six (6) months ended June 30, 1998, the Company made $290,000 in payments on the Line of Credit, offset by proceeds related to stock options exercised of $213,750.

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

         Over the past few years, the Company has attempted to actively address the Y2K dilemma. The Company has had in place a project plan (the "Y2K Plan") and project team reviewing all hardware and software, as necessary. The Company anticipates its total investment in Y2K compliance will reach approximately $445,000. The Company has already made a significant portion of the investment needed to address the Y2K dilemma. As of the date of this Report, the cost to:
(i) acquire, install and implement these new software systems have been an aggregate of approximately $247,000; and (ii) acquire new hardware has been approximately $8,000. The Company has also instituted policies and procedures that require all new hardware and software acquired or licensed by the Company to be Y2K compliant. As of the date of this Report, the Company has completed testing and believes that all of its primary operating hardware and mission critical systems to be Y2K compliant. It is management's opinion that any remaining Y2K issues are not significant and should be able to be funded through normal operating revenue and income. The Company estimates that until the Company has completed implementation of the Y2K Plan, the Company anticipates expending an additional $165,000, which is estimated to include $50,000 in software, $5,000 in new hardware and $110,000 on other aspects of the implementation of the Y2K Plan. The anticipated source of funds for such expenditures is expected to be working capital generated from operations of the Company. However, no assurance can be given that the goals for the Y2K Plan can be achieved, and if achieved, that the amount necessary to achieve such goals will be limited to the amounts set forth above or that the amounts will be generated from operations.

         To address the Y2K problem, the Company has installed newly acquired banking software systems, licensed from Kirchman, an unaffiliated third party, that management believes has provided a solution to the Company's Y2K compliance issues. The Company's new banking software is certified by Kirchman as "fully Y2K compliant." These software upgrades are system and application functional upgrades. However, no assurance can be given that all Y2K issues have been solved by the acquisition of this software.

         The Company has worked to develop extensive contingency plans to manage the Company's ongoing operations, if any systems do not function correctly on or after January 1, 2000. The Company has a contract with IBM for a "Hot Site" at IBM's Business Recovery Center ("BRC") in Boulder, Colorado for disaster recovery and off-site testing. The BRC maintains facilities, hardware and software, that is identical to the Company's current hardware and software configuration. The Company's disaster recovery specialists perform disaster recovery tests at these facilities every year. In addition to the Company's normal disaster recovery tests, the Company used the facilities both in Dallas, Texas and Boulder, Colorado, in November, 1998, for a combined Y2K and disaster recovery test. This allowed the Company to successfully test all core business systems in a true production environment. The Company again used the IBM Business Recovery Center in Dallas, Texas and Boulder, Colorado, on April 6, 1999 for additional testing of its credit card system. These facilities serve as a contingency backup facility in several of the Company's Y2K disaster scenarios, including disrupted utilities and telecommunications services in the Abilene, Texas area. Other contingency plans include agreements with several suppliers for materials and support, ranging from computers and other hardware to software support to power generators.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board ("FASB") recently issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is currently required to be adopted as of December 31, 2000. SFAS No. 133 establishes standards for reporting financial and descriptive information regarding derivatives and hedging activity. Since the Company does not have any derivative instruments, this standard will have no impact on the Company's financial position or results of operations.

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

                           PART II - OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES.

         The Company did not issue any unregistered securities during the quarter ended June 30, 1999.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company's stockholders did not adopt any resolutions at a meeting or by written consent during the quarter ended June 30, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits
              --------

         27.  Financial Data Schedule

         (b)  Reports on Form 8-K
              -------------------

         The Company did not file any Reports on Form 8-K during the quarter ended June 30, 1999.

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

                                                COLUMBIA CAPITAL CORP.


         Dated: August 13, 1999                 By:  /s/ Kenneth A. Klotz
                                                     ---------------------------
                                                     Kenneth A. Klotz
                                                     President


         Dated: August 13, 1999                 By:  /s/ Charles La Montagne
                                                     ---------------------------
                                                     Charles La Montagne
                                                     Chief Financial Officer