Form 10QSB
period 1999-09-30
COLUMBIA CAPITAL CORP/TX/
filed 1999-11-12
CIK 1051985

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999
                                       OR

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
                None                                               None

         Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, $0.001 par value per share
                    ----------------------------------------
                                (Title of Class)

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes X No
                                                             ---  ---

The number of shares outstanding of the issuer's Common Stock as of November 12, 1999 was 38,511,512 shares.

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                             COLUMBIA CAPITAL CORP.

                              ____________________

                             Consolidated Financial
                            Statements - (Unaudited)

                              ____________________


                               September 30, 1999

                                                 COLUMBIA CAPITAL CORP.
                                               CONSOLIDATED BALANCE SHEET
                                  NINE MONTHS ENDED SEPTEMBER 30, 1999 (UNAUDITED) AND
                                         YEAR ENDED DECEMBER 31, 1998 (AUDITED)
                                                                                    September 30,         December 31,
                                    ASSETS                                              1999                  1998
                                                                                     (Unaudited)            (Audited)
                                                                                   -----------------    -----------------
Current assets
     Cash and cash equivalents                                                     $        975,566     $        268,400
     Interest bearing deposits with banks                                                   501,000              501,000
     Accounts receivable, net                                                               148,765              447,844
     Prepaid expenses                                                                       434,423              582,633
     Federal income tax receivable                                                          512,205               81,602
     Stock purchase contract receivable                                                   2,500,000                    -
     Other assets                                                                           115,000                    -
                                                                                   -----------------    -----------------
         Total current assets                                                             5,186,959            1,881,479

Premises and equipment                                                                    1,884,261            1,763,326
     Less accumulated depreciation                                                          554,068              260,381
                                                                                   -----------------    -----------------
         Net property and equipment                                                       1,330,193            1,502,945

Other assets
     Deferred tax asset                                                                     101,162               34,113
     Goodwill, net of accumulated amortization of $117,684 and $81,162                      856,240              892,762
                                                                                   -----------------    -----------------
         Total other assets                                                                 957,402              926,875
                                                                                   -----------------    -----------------

            TOTAL  ASSETS                                                          $      7,474,554     $      4,311,299
                                                                                   =================    =================


                     LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
     Accounts payable                                                              $      2,116,280     $        298,840
     Accrued expenses and other liabilities                                                 510,365              265,521
     Current portion of note payable - American State Bank                                   12,162               11,395
     Notes payable - related party                                                                -              700,000
     Accrued interest payable                                                                   573                5,945
                                                                                   -----------------    -----------------
         Total current liabilities                                                        2,639,380            1,281,701

     Long term portion of note payable - American State Bank                                129,625              143,182
                                                                                   -----------------    -----------------
         Total liabilities                                                                2,769,005            1,424,883

SHAREHOLDER'S EQUITY
     Common stock, $.001 par value; 50,000,000 shares
         authorized; 38,511,512 issued and outstanding                                       38,512               12,765
     Additional paid-in capital                                                           5,595,646            1,990,715
     Retained earnings                                                                     (928,609)             882,936
                                                                                   -----------------    -----------------
         Total shareholders' equity                                                       4,705,549            2,886,416
                                                                                   -----------------    -----------------

            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $      7,474,554     $      4,311,299
                                                                                   =================    =================

The accompanying notes are an integral
part of these consolidated financial statements

                                                 COLUMBIA CAPITAL CORP.
                                       CONSOLIDATED INCOME STATEMENTS - UNAUDITED

                                                      For the Three Months                  For the Nine Months
                                                       Ended September 30,                  Ended September 30,
                                               ------------------------------------   -----------------------------------
                                                     1999                1998              1999               1998
                                               ----------------    ----------------   ----------------   ----------------

REVENUE
     Pride                                     $        11,000     $        84,000    $       157,000    $       263,000
     Credit card                                       281,142           3,041,514          3,797,474          7,740,448
     Banking                                                 -             150,629             73,842            616,018
     Mail operations                                    18,759             383,841            192,279            826,255
     Courier                                                 -               8,850                950             51,235
     Fi-Scrip                                          154,288                   -            510,979                  -
     Other                                               4,379               9,561              6,033             18,877
                                               ----------------    ----------------   ----------------   ----------------
         Total operating revenue                       469,568           3,678,395          4,738,557          9,515,833

EXPENSES
     Salaries and employee benefits                    767,403             856,382          2,482,695          2,307,886
     Equipment and software lease                      540,356             489,729          2,016,083          1,318,048
     Facilities rent                                    79,877             113,311            281,059            333,474
     Repair and maintenance                            111,261             163,785            365,100            438,642
     Depreciation                                       92,973              53,884            282,255            124,685
     Amortization of goodwill                           12,174              12,174             36,522             36,522
     Computer and office supplies                       27,694             166,944            192,416            459,708
     Telephone                                          43,590             228,732            192,334            669,037
     Professional and outside services                 121,942             290,599            575,871            557,989
     Taxes                                              19,869              15,485             73,415             52,427
     Travel and entertainment                           25,368              40,953             66,930             92,656
     Other operating                                  (277,905)            163,406            301,208            374,983
                                               ----------------    ----------------   ----------------   ----------------
         Total operating expenses                    1,564,602           2,595,384          6,865,888          6,766,057
                                               ----------------    ----------------   ----------------   ----------------

INCOME (LOSS) FROM OPERATIONS                       (1,095,034)          1,083,011         (2,127,331)         2,749,776

     Recovery of bad debt                              224,925                   0            224,925                  0
     Interest income                                    39,287              13,916             63,347             34,607
     Interest expense                                  (23,504)            (28,320)           (72,826)           (96,010)
                                               ----------------    ----------------   ----------------   ----------------
Other Total other expense                              240,708             (14,404)           215,446            (61,403)
                                               ----------------    ----------------   ----------------   ----------------

INCOME (LOSS) BEFORE TAX                              (854,326)          1,068,607         (1,911,885)         2,688,373

     Income tax expense (benefit)                     (290,413)            364,469           (647,932)           915,189
                                               ----------------    ----------------   ----------------   ----------------

NET INCOME (LOSS)                              $      (563,913)    $       704,138    $    (1,263,953)   $     1,773,184
                                               ================    ================   ================   ================

Basic earnings (loss) per share                $         -0.03     $          0.06    $         -0.09    $          0.14
                                               ================    ================   ================   ================

Diluted earnings (loss) per share              $         -0.03     $          0.05    $         -0.09    $          0.14
                                               ================    ================   ================   ================

The accompanying notes are an integral
part of these consolidated financial statements

                                                 COLUMBIA CAPITAL CORP.
                               CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  NINE MONTHS ENDED SEPTEMBER 30, 1999 (UNAUDITED) AND
                                         YEAR ENDED DECEMBER 31, 1998 (AUDITED)

                                              Common Stock                                    Accumulated
                                   -----------------------------------       Paid-In           (Deficit)
                                       Shares             Amount             Capital            Earnings             Total
                                   ----------------   ----------------   ----------------    ---------------    ----------------

BALANCE - DECEMBER 31, 1997             12,500,000    $        12,500    $     1,681,230     $     (481,739)    $     1,211,991

     Issuance of common stock              265,000                265            281,485                                281,750
     Stock options                                                                28,000                                 28,000
     Net loss                                    -                  -                  -          1,364,675           1,364,675
                                   ----------------   ----------------   ----------------    ---------------    ----------------

BALANCE - DECEMBER 31, 1998             12,765,000             12,765          1,990,715            882,936           2,886,416

     Issuance of common stock            5,746,512              5,747            945,381                                951,128
     Stock subscription                 20,000,000             20,000          2,480,000                              2,500,000
     Acquisition of Fi-Scrip                                                     179,550           (547,592)           (368,042)
     Net income                                  -                  -                  -         (1,263,953)         (1,263,953)
                                   ----------------   ----------------   ----------------    ---------------    ----------------

BALANCE - SEPTEMBER 30, 1999            38,511,512    $        38,512    $     5,595,646     $     (928,609)    $     4,705,549
                                   ================   ================   ================    ===============    ================

The accompanying notes are an integral
part of these consolidated financial statements


                                                  COLUMBIA CAPITAL CORP.
                                    CONSOLIDATED STATEMENT OF CASH FLOWS - UNAUDITED

                                                                      For the Three Months             For the Nine Months
                                                                       Ended September 30,             Ended September 30,
                                                                ------------------------------    -------------------------------
                                                                    1999             1998             1999             1998
                                                                --------------  --------------    --------------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss) income                                             $    (563,913)  $     704,138     $ (1,263,953)    $  1,773,184
  Adjustments to reconcile net income to
     net cash provided by operations
       Depreciation and amortization                                  117,321          66,058           318,777          161,208
       Deferred income taxes                                          (74,580)           (921)          (67,049)         144,636
     (Increase) decrease in
       Accounts receivable                                           (126,092)         83,023          (131,524)        (236,727)
       Deposits, prepaid expenses and other assets                     24,063         340,522            33,210         (469,238)
       Increase in accruals and accounts payable                      502,293        (357,820)        2,056,912          382,202
                                                                --------------  --------------    --------------   --------------
Net cash (used in) provided by operating activities                  (120,908)        835,000           946,373        1,755,265

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of fixed assets                                                  -        (443,339)         (109,503)        (887,859)
  Proceeds from the sale of fixed assets                               (9,844)              -                 -                -
  Investment in subsidiary                                                  -               -          (368,042)               -
  Investment in interest bearing deposit                                    -               -                 -         (300,000)
                                                                --------------  --------------    --------------   --------------
Net cash used in investing activities                                  (9,844)       (443,339)         (477,545)      (1,187,859)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from line of credit, net of payments                    (1,121,524)       (151,624)         (712,790)        (441,624)
  Issuance of common stock                                            914,128         113,000           951,128          326,750
                                                                --------------  --------------    --------------   --------------
Net cash (used in) provided by financing activities                  (207,396)        (38,624)          238,338         (114,874)
                                                                --------------  --------------    --------------   --------------

NET (DECREASE) INCREASE IN CASH
     AND CASH EQUIVALENTS                                            (338,148)        353,037           707,166          452,532

Cash and cash equivalents at beginning of period                    1,313,714         117,356           268,400           17,861
                                                                --------------  --------------    --------------   --------------

CASH AND CASH EQUIVALENTS END OF PERIOD,                        $     975,566   $     470,393     $     975,566    $     470,393
                                                                ==============  ==============    ==============   ==============

SUPPLEMENTAL DISCLOSURE
  OF CASH FLOW INFORMATION:
     Interest paid                                              $      23,504   $      28,320     $      72,826    $      96,010
     Taxes paid                                                             -         324,000                 -          760,000


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

        Accounts Receivable

        The Company utilizes the allowance method for uncollectible accounts receivable. Management estimates the uncollectible accounts and provides for them in the allowance. The balance of the allowance for uncollectible accounts was $20,000 and $270,000 at September 30, 1999 and December 31, 1998.

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

                             COLUMBIA CAPITAL CORP.
                   Notes to Consolidated Financial Statements


NOTE 1: Summary of Significant Accounting Policies - continued

        Per Share Data

        In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128) was issued. Under SFAS 128, net earnings per share ("EPS") are computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. SFAS 128 replaces fully diluted EPS, which the Company was not previously required to report, with EPS, assuming dilution. The Company adopted SFAS 128 effective December 31, 1998. The effect of this accounting change on previously reported EPS data is not significant. The computation of basic earnings (loss) per share of common stock is based on the weighted average number of shares outstanding for the nine months ended September 30, 1999 and 1998 of 14,189,094 and 12,574,586 respectively, adjusted retroactively to reflect the one for two reverse split effective September 1, 1997. The computation of diluted earnings (loss) per share of common stock is based on the weighted average number of shares and equivalent shares outstanding for the nine months ended September 30, 1999 and 1998 of 14,573,039 and 12,676,864,
        respectively. No potential common shares existed at December 31, 1998; therefore, basic loss per share equals diluted loss per share at that date.

        Preferred Stock

        The Company, under its articles of incorporation, has the authority to issue up to five million (5,000,000) shares of preferred stock with a par value of $.001 each, totaling five thousand dollars ($5,000). The Board of Directors is authorized to provide for the issuance of the shares of preferred stock in series by filing a certificate pursuant to the applicable law of the State of Delaware, to establish the number of shares to be included in each such series, and to fix the designations, powers, preferences, rights and limitations of the shares of each series. At September 30, 1999 and December 31, 1998, there were no preferred shares issued or outstanding.

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


NOTE 4: Cancellation of contract and management's plans

        On March 4, 1999, the Company received notice that the BestBank credit card portfolio held by the FDIC, in which the Company derived approximately 84% of its total operating revenue from processing, as measured in 1998, was being terminated and the Company's processing services on the portfolio were also being terminated. The loss of this customer is likely to have a material adverse effect on the Company's operations in 1999.

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

        o The Company is currently working with approximately fourteen different entities, all unaffiliated with the Company, to secure processing contracts each representing as little as $30,000 and as much as $2,000,000 in additional processing revenue per year. Letters of intent and contracts, have been secured for replacement processing with revenue estimated to be approximately $2,500,000 in the year ended December 31, 1999. Additionally, revenue from processing of the Best Bank portfolio managed by the FDIC, although terminated by the FDIC effective May 17, 1999, amounted to $2,626,568 for the nine months ended September 30, 1999.

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

        o At September 30, 1999, the Company had cash balances in excess of $975,566, which the Company believes will be sufficient to maintain operations in the near term.

                             COLUMBIA CAPITAL CORP.
                   Notes to Consolidated Financial Statements


NOTE 5: Financial Instruments

        The estimated fair values of the Company's financial instruments at September 30, 1999 were as follows:

                                                                                 Carrying           Fair
                                                                                  Amount            Value
                                                                                ------------    ------------
        Financial assets:
             Cash and interest bearing deposits with banks                      $ 1,476,566     $ 1,476,566
             Accounts receivable                                                    148,765         148,765
             Prepaid expenses including deferred tax assets                       1,047,790       1,047,790
             Stock purchase contract receivable                                   2,500,000       2,500,000
        Financial liabilities:
             Notes payable                                                      $   141,787     $   141,787
             Accrued interest payable                                                   573             573

        The estimated fair values of the Company's financial instruments at December 31, 1998 were as follows:

                                                                                 Carrying           Fair
                                                                                  Amount            Value
                                                                                ------------   -------------
        Financial assets:
             Cash and interest bearing deposits with banks                      $   769,400    $    769,400
             Accounts receivable                                                    447,844         447,844
        Financial liabilities:
             Notes payable                                                      $   854,577    $    854,577
             Accrued interest payable                                                 5,945           5,945

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


NOTE 6: Income Taxes

        The Company files a consolidated federal income tax return; however, federal income taxes are allocated between the Company and its subsidiaries based on statutory rates. The consolidated income tax expense, as a percentage of pretax earnings, differs from the statutory federal income tax rate as follows:

                                                              Three Months Ended           Nine Months Ended
                                                                September 30,                 September 30,
                                                           ---------------------         ---------------------
                                                             1999         1998             1999          1998
                                                           --------     --------         --------     --------

        Statutory federal income tax rate                  (34.00)%       34.00%         (34.00)%       34.00%
        Other                                                 .01           .11             .11           .04
                                                           --------     --------         --------     --------

             Effective income tax rate                     (33.99)%       34.11%         (33.89)%       34.04%
                                                           ========     ========         ========     ========

                             COLUMBIA CAPITAL CORP.
                   Notes to Consolidated Financial Statements


NOTE 6: Income Taxes - continued

        Income tax expense (benefit) is comprised of the following:

                                                            Three Months Ended            Nine Months Ended
                                                               September 30,                 September 30,
                                                        -------------------------     --------------------------
                                                            1999          1998           1999           1998
                                                        -----------   -----------     -----------    -----------
        Current income tax expense (benefit)            $ (215,833)   $  365,390      $ (580,883)    $  770,553
        Deferred income tax expense (benefit)              (74,580)         (921)        (67,049)       144,636
                                                        -----------   -----------     -----------    -----------
                                                        $ (290,413)   $  364,469      $ (647,932)    $  915,189
                                                        ===========   ===========     ===========    ===========

        The tax effects of temporary differences that gave rise to deferred tax assets (liabilities) as of September 30, 1999 and December 31, 1998, respectively:

                                                                                  1999             1998
                                                                             -------------    -------------

        Depreciation and amortization                                        $    (19,690)    $    (41,219)
        Net operating loss carryforward                                            74,580                -
        Other                                                                      46,272           75,332
                                                                             -------------    -------------
             Net deferred tax assets                                         $    101,162     $     34,113
                                                                             =============    =============

        At September 30, 1999, the Company had a net operating loss carryforward available for federal tax income tax purposes amounting to $219,000, which expires in the year 2014. The Company has determined that it is more likely than not that the carryforward will be utilized prior to its expiration, therefore no valuation allowance has been provided for the related deferred tax asset generated by the carryforward.


NOTE 7: Notes Payable

        FICI, on September 16, 1999 effectively terminated an eight hundred thousand dollars ($800,000) unsecured operating line of credit through Century Financial Group, Inc., a company owned by the Company's then primary shareholders. FICI through negotiations with Century Financial Group, Inc., was able to offset $576,352 in accounts receivable from Century to FICI against the $827,921 balance of the line of credit, which included $27,921 in accrued interest payable, and through its parent company Columbia Capital Corp. issued 1,006,276 shares of Columbia Capital Corp. Common Stock in consideration of the remaining $251,569 balance of the line of credit. The line of credit carried an annual percentage rate of ten percent (10%). Under the terms of the line of credit, FICI paid interest on a monthly basis with the unpaid principal due at maturity, September 15, 1999. The outstanding balance on the line of credit as of December 31, 1998 was $700,000.

        Fi-Scrip, on September 16, 1999 effectively terminated an operating line of credit through Century Financial Group, Inc., a company owned by the Company's then primary shareholders. Fi-Scrip through negotiations with Century Financial Group, Inc., was able to, through its parent company Columbia Capital Corp., issue 730,236 shares if Columbia Capital Corp. Common Stock in consideration of the $182,559 balance of the line of credit, including $6,604 in accrued interest payable. The line of credit, dated May 1, 1998, with the same Century Financial Group, Inc. provided Fi-Scrip with a maximum operating line of credit of two hundred and fifty thousand dollars ($250,000). The note carried an annual percentage rate of ten percent (10%). Under the terms of the note, Fi-Scrip paid interest on a monthly basis with the unpaid principal due on demand.

                             COLUMBIA CAPITAL CORP.
                   Notes to Consolidated Financial Statements


NOTE 7: Notes Payable - continued

        FICI has a real estate lien note through American State Bank formerly Security State Bank. The real estate note, dated August 1, 1998, in the amount of one hundred sixty thousand dollars ($160,000) carries an annual interest rate of Wall Street prime plus one percent (1%), with a maturity date of August 1, 2001. The note is secured by a Deed of Trust to a building in which the note proceeds were used to purchase and renovate. The outstanding balance on the note as of September 30, 1999 was $141,787.

NOTE 8: Lease Obligations

        The Company has entered into various operating lease agreements. Under terms of an operating lease with IBM Corporation, certificates of deposit with a carrying value of $401,000 at September 30, 1999 were pledged as collateral against Bank One letters of credit in favor of IBM. Under terms of an operating lease with Timmermen Leasing, a certificate of deposit with a carrying value of $100,000 at September 30, 1999, was pledged as collateral. The future minimum payments for leased property under these noncancellable lease agreements for each of the next five years(No commitments for leased property extend more than five years) ending December 31, 2004 are as follows:

                          1999                                $    384,163
                          2000                                   1,162,482
                          2001                                     816,750
                          2002                                     264,877
                          2003                                      84,350
                          2004                                      75,186
                                                              -------------
            Lease obligations                                 $  2,787,808
                                                              =============

        On August 24, 1999 the Company entered into a new lease for its office space, 36,182 square feet, from American State Bank at an annual cost of approximately $23,514. The former lease made on August 1, 1997, which included 52,248 square foot at a rate of $400,000 per year, was for a term of two years expiring July 31, 1999 with a 180 day termination clause. The Company had given timely notification of termination of the lease pending re-negotiation of lease terms.


NOTE 9: Market Risk and Concentrations

        For the year ending December 31, 1998, revenue from the BestBank portfolio accounted for approximately 83% of the Company's total revenues. No other customers accounted for 10% or more of the Company's total revenues.

        For the nine months ended September 30, 1999, revenue from the Best Bank portfolio accounted for approximately $3,064,150 or 65% of the Company's total revenues and revenue from Fi-Scrip accounted for approximately $510,979 or 11% of the Company's total revenues. No other customers accounted for 10% or more of the Company's total revenues. Since the Best Bank failure in July 1998 the Company continued its role as processor for the Portfolio accounts through May 17, 1999, in which it was receiving payment from the Federal Deposit Insurance Corporation ("the FDIC") for its processing costs. As of September 30, 1999, the Company had no outstanding balance in accounts receivable from the FDIC relating to the Portfolio.

                             COLUMBIA CAPITAL CORP.
                   Notes to Consolidated Financial Statements


NOTE 10: Related Party Transactions

        FICI's former financing source, Century Financial Group, Inc., is owned by the Company's primary shareholders, Glenn Gallant and Douglas Baetz. Interest expense and accrued interest payable to Century Financial Group, Inc. amounted to $57,671 and $0 as of September 30, 1999.

        Fi-Scrip's former financing source, Century Financial Group, Inc., is owned by the Company's primary shareholders, Glenn Gallant and Douglas Baetz. Interest expense and accrued interest payable to Century Financial Group, Inc. amounted to $12,389 and $0 as of September 30, 1999.


NOTE 11: Stock Option Plan

        The Company has adopted a stock plan to provide for the granting of options to senior management of the Company. As of September 30, 1999, the Company has allocated 1,250,000 shares of stock for issuance under the plan. On July 1, 1998 and August 6, 1999 the Company granted 350,000 and 550,000 options, respectively. The options expire five years from the date of issuance. On December 24, 1998, the Company amended the exercise price of the options previously granted on July 1, 1998.

        The following table shows the vesting schedule and the exercise price, as amended, for each of the five current and two former directors awarded options on July 1, 1998.

                                                            Options vested
                                                  ----------------------------------    Total Options
                                 Exercise            July 1,   October 1, January 1,     Vested and
             Director              Price              1998        1998      1999         Outstanding
        -------------------      --------         ----------  ----------  ----------    -------------
        Glenn M. Gallant           $ .62             16,666      16,667           -           33,333
        Douglas R. Baetz           $ .62             16,666      16,667           -           33,333
        Kenneth A. Klotz           $ .48             16,666      16,667      16,667           50,000
        Charles LaMontagne         $ .48             16,666      16,667      16,667           50,000
        Olan Beard                 $ .48             16,666      16,667      16,667           50,000
        Donald Thone               $ .48             16,666      16,667      16,667           50,000
        Robert Feldman             $ .48             16,666      16,667      16,667           50,000
                                                                                        -------------
                                                                                             316,666
                                                                                        =============

        The following table shows the vesting schedule and the exercise price, as amended, for each of the five current and two former directors awarded options on August 6, 1999.

                                                            Options vested
                                                  ----------------------------------    Total Options
                                 Exercise          August 6,   August 6,   August 6,     Vested and
             Director              Price             1999        2000        2001         Outstanding
        -------------------      --------         ----------  ----------  ----------    -------------
        Kenneth A. Klotz           $ .21             50,000      50,000      50,000           50,000
        Charles LaMontagne         $ .21             50,000      50,000      50,000           50,000
        Olan Beard                 $ .21             50,000      50,000      50,000           50,000
        Donald Thone               $ .21             50,000           -           -           50,000
        Robert Feldman             $ .21             50,000           -           -           50,000
                                                                                        -------------
                                                                                             250,000
                                                                                        =============

                             COLUMBIA CAPITAL CORP.
                   Notes to Consolidated Financial Statements


NOTE 11: Stock Option Plan - continued

         Messrs. Baetz and Gallant, having greater than 10% of the outstanding shares of the Company at July 1, 1998, were granted options with an exercise price set at 110% of the fair market value of the Company's common stock at the date of the grant. The remaining five directors were granted options with an exercise price set at 85% of the fair market value of the Company's common stock at the date of the grant. As of September 30, 1999 no options under the plan had been exercised.

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


NOTE 12: Condensed Financial Information - Parent Company

         The following represents consolidated financial information of the parent company as of September 30, 1999 and December 31, 1998 utilizing the equity method of accounting.

      Condensed Balance Sheet:

                                    Assets                                 September 30,     December 31,
                                                                               1999              1998
                                                                        ----------------  ----------------
           Current assets
              Cash and cash equivalents                                 $           846   $         1,061
              Prepaid expenses and other assets                                 183,317           106,000
              Federal income tax receivable                                     545,779           582,609
              Stock purchase contract receivable                              2,500,000                 -
                                                                        ----------------  ----------------
                Total current assets                                          3,229,942           689,670
              Investment in subsidiaries                                      2,568,509         3,853,166
                                                                        ----------------  ----------------

                           Total assets                                 $     5,798,451   $     4,542,836
                                                                        ================  ================
                      Liabilities and Shareholders' Equity

           Liabilities
              Accrued expenses and other liabilities                    $       235,183            69,445
              Due to subsidiaries                                               857,720         1,586,975
                                                                        ----------------  ----------------
                Total current liabilities                                     1,092,902         1,656,420

           Shareholders' equity
              Common stock                                                       38,512            12,765
              Capital surplus                                                 5,595,646         1,990,715
              Retained earnings                                                (928,609)          882,936
                                                                        ----------------  ----------------
                Total shareholders' equity                                    4,705,549         2,886,416
                                                                        ----------------  ----------------

                           Total liabilities and shareholders' equity   $     5,798,451   $     4,542,836
                                                                        ================  ================

                             COLUMBIA CAPITAL CORP.
                   Notes to Consolidated Financial Statements


NOTE 12: Condensed Financial Information - Parent Company - continued

     Condensed Income Statement:
                                                                         September 30,      December 31,
                                                                             1999              1998
                                                                        ----------------  ----------------
           Revenues
              Undistributed (loss) earnings of subsidiaries             $      (962,514)  $     2,473,197
                                                                        ----------------  ----------------
                  Total revenues                                               (962,514)        2,473,197

           Expenses
              Stockholder costs and fees                                          5,058             8,830
              Professional and outside services                                 341,310           485,615
              Marketing                                                         101,655           171,833
              Other operating                                                     5,859             1,569
                                                                        ----------------  ----------------
                  Total operating expenses                                      453,882           667,347

              Compensation to directors                                          10,000            10,000
                                                                        ----------------  ----------------
                  Total other expense                                            10,000            10,000
                                                                        ----------------  ----------------

           (Loss) Income before federal income tax                           (1,426,396)        1,795,350

              Income tax benefit                                               (162,443)         (229,325)
                                                                        ----------------  ----------------

           Income before extraordinary loss                                  (1,263,953)        2,024,675
              Extraordinary loss                                                      -           660,000
                                                                        ----------------  ----------------
           Net (loss) income                                            $    (1,263,953)  $     1,364,675
                                                                        ================  ================
     Condensed Statement of Cash Flows:

           Cash flows from operating activities
              Net income                                                $    (1,263,953)  $     1,364,675
              Adjustments to reconcile net income (loss) to
                net cash provided by operations
                 Undistributed earnings in subsidiaries                       1,284,657        (2,473,197)
                 Increase in receivables                                         36,830          (582,609)
                 Increase in prepaid expenses and other assets                  (77,317)          (90,976)
                 (Decrease) increase in accruals and accounts payable          (563,518)        1,471,729
                                                                        ----------------  ----------------

              Net cash used by operating activities                            (583,301)         (310,378)

              Cash flows from financing activities
                 Shareholder contribution                                      (368,042)                -
                 Issuance of common stock                                       951,128           309,750
                                                                        ----------------  ----------------

           Net decrease in cash and cash equivalents                               (215)             (628)

           Cash and cash equivalents at beginning of year                         1,061             1,689
                                                                        ----------------  ----------------

           Cash and cash equivalents at end of period                   $           846   $         1,061
                                                                        ================  ================

                             COLUMBIA CAPITAL CORP.
                   Notes to Consolidated Financial Statements


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

         On July 1, 1998, Columbia Capital Corp. entered into a consulting agreement with Matthias and Berg, LLP ("the Firm"). The Firm, through its partner, Jeffrey Berg, provides the Company with consulting and litigation services, including long term business, managerial and financial litigation support; investigating and analysis in corporate reorganizations and legal expertise on merger and acquisition opportunities. As compensation for services, the Company granted to the Firm options to purchase up to 100,000 shares of Common Stock, which are the subject of a currently effective registration statement, on the following terms and conditions: (i) options to purchase up to 100,000 shares of Common Stock at an exercise price of $0.48 per share, exercisable from July 1, 1998. The fair value of consulting and litigation services provided by the Firm is being recognized as the services are provided. As of September 30, 1999 no options have been exercised under the agreement.


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

         Over the past few years, the Company has attempted to actively address the Y2K dilemma. The Company has had in place a project plan (the "Y2K Plan") and project team reviewing all hardware and software, as necessary. The Company anticipates its total investment in Y2K compliance will reach approximately $454,000. The Company has already made a significant portion of the investment needed to address the Y2K dilemma. As of the date of this Report, the cost to:
         (i) acquire, install and implement these new software systems has been an aggregate of approximately $340,000; and (ii) acquire new hardware has been approximately $8,000. The Company has also instituted policies and procedures that require all new hardware and software acquired or licensed by the Company to be Y2K compliant. As of the date of this Report, the Company has completed testing and believes that all of its primary operating hardware and mission critical systems to be Y2K compliant. It is management's opinion that any remaining Y2K issues are not significant and should be able to be funded through normal operating revenue and income. The Company estimates that until the Company has completed implementation of the Y2K Plan, the Company anticipates expending an additional $107,000, which is estimated to include $22,000 in software, $4,000 in new hardware and $81,000 on other aspects of the implementation of the Y2K Plan. The anticipated source of funds for such expenditures is expected to be working capital generated from operations of the Company. However, no assurance can be given that the goals for the Y2K Plan can be achieved, and if achieved, that the amount necessary to achieve such goals will be limited to the amounts set forth above or that the amounts will be generated from operations.

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

         Other IT systems are licensed from third parties. These third parties have either assured the Company that their system is Year 2000 compliant or identified necessary system upgrades to make their system Year 2000 compliant. The Company has implemented the necessary systems upgrades and completed Year 2000 compliance testing of these other IT systems as of September 30, 1999.

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


NOTE 15: Stock Purchase Agreement

         The Company entered into the following transactions, as of September 16, 1999, which, if completed in accordance with the terms and conditions of such agreements, will result in a change in control of the Company's principal stockholders.

         On September 16, 1999, pursuant to the terms of an Agreement for Purchase of Stock, dated as of September 16, 1999, and as amended as of September 30, 1999 (the "CLCK/CNG Stock Purchase Agreement"), by and between the Company and CNG Financial Corporation, an Ohio corporation ( "CNG"), CNG purchased 4,000,000 shares of Common Stock of the Company (the "Common Stock") for a purchase price of $500,000. CNG is a holding company of subsidiaries which provide consumer financial services. CNG is based in Mason, Ohio.

         The CLCK/CNG Stock Purchase Agreement also provides that CNG shall be mandatorily obligated to purchase an additional 20,000,000 shares of Common Stock (the "Second Installment") for a purchase price of $2,500,000 (the "Second Installment Payment"), on or before October 22, 1999, unless CNG's credit facility lenders (the "Credit Facility Lenders"), the lead bank of which is PNC Bank, N.A., which provide a working capital line of credit to CNG, fail to approve of or consent to the Second Installment Payment, then CNG shall not be mandatorily obligated to purchase the Second Installment. In the event that CNG purchases the Second Installment, CNG will be entitled to designate a majority of the members of the Board of Directors of the Company. The Company has been advised by CNG that the source of payment for the purchase of the 4,000,000 shares was, and the anticipated source of funds for the Second Installment Payment will be, if at all, from the working capital line of credit provided by CNG's Credit Facility Lenders.

         The CLCK/CNG Stock Purchase Agreement also provides that CNG shall be granted a NonQualified Stock Option (the "Stock Option") to purchase an additional 10,000,000 shares of Common Stock for the purchase price of $2,000,000 (the "Third Installment Payment"), which Stock Option must be exercised by CNG on or before September 16, 2000. The Stock Option shall be exercisable in whole, and not in part, in the event that CNG shall pay the Second Installment Payment. In the event that CNG shall not pay the Second Installment Payment, the Stock Option shall be immediately cancelled and the Company will have the right to repurchase all or none of the 4,000,000 shares from CNG for a repurchase price of $500,000, through and including the period ending September 16, 2001.

                             COLUMBIA CAPITAL CORP.
                   Notes to Consolidated Financial Statements


NOTE 15: Stock Purchase Agreement - continued

         Management of the Company believes that, if CNG pays the Second Installment Payment, the $2,500,000 to be paid will provide sufficient working capital for continued operations of the Company through the end of March 2000, assuming that no additional sources of revenues are generated by the Company and that current levels of revenues are maintained through March, 2000. There can be no assurances that CNG will pay the Second Installment Payment in accordance with the terms and conditions of the CLCK/CNG Stock Purchase Agreement.

         In the event that CNG does not pay the Second Installment Payment, the Company will continue to need external sources of financing or additional sources of revenues to maintain continued operations. Even in the event that CNG pays the Second Installment Payment, the Company will continue to need external sources of financing or additional sources of revenue beyond March, 2000 to maintain continued operations. If the Company does not generate adequate revenue producing business or proceeds from a financing, the Company will have to curtail its operations significantly, which will have a material adverse effect on the Company's financial condition and its ability to secure new processing contracts.

         In connection with the CLCK/CNG Stock Purchase Agreement, the Company entered into a stock purchase agreement (the "CLCK/Century Stock Purchase Agreement), dated as of September 16, 1999, with Century Financial Group, Inc., a Florida corporation ("Century"). Century is an affiliate of two (2) of the Company's principal stockholders, Douglas R. Baetz and Glenn M. Gallant. Century and Messrs. Baetz and Gallant are not affiliates of CNG. Under the terms and conditions of the CLCK/Century Stock Purchase Agreement, Century purchased 1,736,512 shares of Common Stock of the Company in consideration of the cancellation of the obligation of $434,128 due and payable by the Company to Century.

         Further, the Company has agreed to issue to Century an additional 1,736,512 shares of Common Stock for no further consideration, in the event that the following contingencies (collectively, the "Century Contingencies") are satisfied: (i) that Century shall procure or broker, without compensation, executed processing contracts (the "Processing Contracts") between the Company and one or more customers; (ii) that each of the Processing Contracts shall have a term length of not less than five (5) years; (iii) that the Processing Contracts shall collectively generate not less than $150,000 of processing revenues for the Company during the month of March, 2000; and (iv) that CNG shall pay the Second Installment Payment to the Company in accordance with the terms and conditions of the CLCK/CNG Stock Purchase Agreement.

         Further, in connection with the CLCK/CNG Stock Purchase Agreement, CNG has agreed to sell an additional 1,000,000 shares of Common Stock to Century for the purchase price of $10; PROVIDED, HOWEVER, that the Century Agreement shall be null and void, and CNG shall have no obligation whatsoever to sell any shares of Common Stock to Century, in the event that the Century Contingencies are not satisfied.

                             COLUMBIA CAPITAL CORP.
                   Notes to Consolidated Financial Statements


NOTE 15: Stock Purchase Agreement - continued

         In the event that CNG pays the Second Installment Payment, CNG will own, exclusive of any options to purchase additional shares of Common Stock, 24,000,000 shares of Common Stock, or approximately 62.3% of the assumed then issued and outstanding 38,511,512 shares of Common Stock. In such event, CNG will control in excess of a majority of the issued and outstanding voting securities of the Company, and will be able to elect all of the directors of the Company and effectively control the Company's affairs.

         For purposes of calculating the percentage of beneficial ownership of a stockholder in the following paragraphs, pursuant to the rules of the Securities and Exchange Commission, shares of Common Stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

         Immediately prior the closing of the transactions contemplated by the CLCK/CNG Stock Purchase Agreement, Messrs. Baetz and Gallant beneficially owned, in the aggregate, 10,697,916 shares of Common Stock (including options to purchase 66,666 shares), or approximately 83.3% of the issued and outstanding shares of Common Stock (12,841,666 shares issued and outstanding for purposes of calculating the percentage of beneficial ownership). Immediately following the issuance of the 4,000,000 shares to CNG and the 1,736,512 shares to Century, Messrs. Baetz and Gallant collectively beneficially owned 12,434,428 shares of Common Stock, or approximately 66.9% of the issued and outstanding shares of Common Stock (18,578,178 shares issued and outstanding for purposes of calculating the percentage of beneficial ownership) and CNG beneficially owned 4,000,000 shares of Common Stock, or approximately 21.6% of the 18,511,512 issued and outstanding shares of Common Stock (excluding the 20,000,000 shares relating to the Second Installment and the 10,000,000 shares relating to the Stock Option).

         In the event that CNG purchases the Second Installment of 20,000,000 shares and becomes entitled to exercise the Stock Option with respect to the additional 10,000,000 shares, CNG will beneficially own 34,000,000 shares of Common Stock, or 70.01% of the then issued and outstanding Common Stock (48,511,512 shares issued and outstanding for purposes of calculating the percentage of beneficial ownership).

         In the further event that the Century Contingencies are satisfied, and the Company issues an additional 1,736,512 shares to Century and Century purchases the 1,000,000 shares from CNG, CNG will beneficially own 33,000,000 shares of Common Stock (including options to purchase 10,000,000 shares), or approximately 65.7% of the then issued and outstanding Common Stock (50,248,024 shares issued and outstanding for purposes of calculating the percentage of beneficial ownership), and Messrs. Baetz and Gallant will collectively beneficially own 15,170,940 shares (including options to purchase 66,666 shares), or approximately 37.6% of the then issued and outstanding Common Stock (40,314,690 shares issued and outstanding for purposes of calculating the percentage of beneficial ownership).

                             COLUMBIA CAPITAL CORP.
                   Notes to Consolidated Financial Statements


NOTE 16: Baytree Settlement

         On June 30, 1998, Columbia Capital Corp., FICI, Douglas R. Baetz and Glenn M. Gallant filed a complaint (the "Complaint") in the United States District Court for the Southern District of Florida (Case No. 98-6701) against Baytree., Michael Gardner ("Gardner"), certain former officers and directors of the Company, and certain other parties. The complaint alleges claims against the named defendants, including fraud, securities fraud and breach of fiduciary duty, in connection with the transactions related to the Stock Purchase Agreement, entered into as of September 23, 1997, among Columbia Capital Corp., FICI, and Messrs. Gallant and Baetz. The complaint seeks relief against the named defendants, including monetary damages relating to improper sales of shares of Common Stock into the public market by the named defendants and the cancellation of the shares of Common Stock issued by the Company to Baytree for services rendered for arranging the transactions which are the subject of the Stock Purchase Agreement.

         On September 16, 1999, Baytree and Gardner filed an answer to the Complaint, denying the claims and asserting counterclaims against the Company and affiliates.

         On September 29, 1999, Columbia Capital Corp., FICI, Douglas R. Baetz, Glenn M. Gallant, Baytree and Gardner entered into a settlement agreement. Under the terms of the settlement agreement each party has agreed to drop the complaints against each of the other parties. Additionally, under terms of the settlement agreement Baytree/Gardner agreed to sell their holdings of 400,000 restricted shares of Columbia Capital Corp. Common Stock to an unaffiliated third party. The Company views the settlement as favorable to the interests of the Company and other shareholders.


NOTE 17: Subsequent Event

         On October 21, 1999, CNG purchased an additional 20,000,000 shares of Common Stock of the Company (the "Common Stock") for a purchase price of $2,500,000 (the "Second Installment"). To date, CNG has purchased a total 24,000,000 shares or 62.3% of the 38,511,512 shares currently issued and outstanding.

         As a result of the completion of the Second Installment, CNG has purchased a controlling stock ownership interest in the Company, and according to the terms of the CLCK/CNG Stock Purchase Agreement, CNG is entitled to designate a majority of the members of the Board of Directors of the Company. As of the date of this report there have been no additional members added to the Board of Directors of the Company on CNG's behalf.

         In addition, in accordance with the CLCK/CNG Stock Purchase Agreement, CNG has been granted a Non-Qualified Stock Option (the "Stock Option") to purchase an additional 10,000,000 shares of Common Stock for the purchase price of $2,000,000, which must be exercised in whole, and not in part, by CNG on or before September 16, 2000.

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

         On September 16, 1999, pursuant to the terms of an Agreement for Purchase of Stock, dated as of September 16, 1999 (the "CLCK/CNG Stock Purchase Agreement"), by and between the Company and CNG, CNG purchased 4,000,000 shares of Common Stock of the Company (the "Common Stock") for a purchase price of $500,000. On October 21, 1999, CNG purchased an additional 20,000,000 shares of Common Stock of the Company for a purchase price of $2,500,000 (the "Second Installment"). To date, CNG has purchased a total 24,000,000 shares or 62.3% of the 38,511,512 shares currently issued and outstanding.

         CNG is a holding company, based in Mason, Ohio, of subsidiaries which provide consumer financial services.

         As a result of the completion of the Second Installment, CNG has purchased a controlling stock ownership interest in the Company, and according to the terms of the CLCK/CNG Stock Purchase Agreement, CNG is entitled to designate a majority of the members of the Board of Directors of the Company.

         In addition, in accordance with the CLCK/CNG Stock Purchase Agreement, CNG has been granted a Non-Qualified Stock Option (the "Stock Option") to purchase an additional 10,000,000 shares of Common Stock for the purchase price of $2,000,000, which must be exercised in whole, and not in part, by CNG on or before September 16, 2000. If CNG exercises the Stock Option with respect to the additional 10,000,000 shares, CNG will beneficially own 34,000,000 shares of Common Stock, or 70.01% of the then issued and outstanding Common Stock (assuming 48,511,512 shares, including the 10,000,000 shares, are then issued and outstanding).

         In connection with the CLCK/CNG Stock Purchase Agreement, the Company entered into a stock purchase agreement (the "CLCK/Century Stock Purchase Agreement), dated as of September 16, 1999, with Century Financial Group, Inc. ("Century"). Century is an affiliate of two (2) of the Company's principal stockholders, Douglas R. Baetz and Glenn M. Gallant. Century and Messrs. Baetz and Gallant are not affiliates of CNG. Under the terms and conditions of the CLCK/Century Stock Purchase Agreement, Century purchased 1,736,512 shares of Common Stock of the Company in consideration of the cancellation of the obligation of $434,128 due and payable by the Company to Century. See "Liquidity and Capital Resources."

         Further, the Company has agreed to issue to Century an additional 1,736,512 shares of Common Stock for no further consideration, in the event that the following contingencies (collectively, the "Century Contingencies") are satisfied: (i) that Century shall procure or broker, without compensation, executed processing contracts (the "Processing Contracts") between the Company and one or more customers; (ii) that each of the Processing Contracts shall have a term length of not less than five (5) years; (iii) that the Processing Contracts shall collectively generate not less than $150,000 of processing revenues for the Company during the month of March, 2000; and (iv) that CNG shall pay the Second Installment Payment to the Company in accordance with the terms and conditions of the CLCK/CNG Stock Purchase Agreement.

         The Company has included in this Report the unaudited consolidated financial statements of the Company for the three (3) months and nine (9) months ended September 30, 1999 and 1998, which include the consolidated balance sheets of the Company as of September 30, 1999 (unaudited) and December 31, 1998 (audited), and the related consolidated income statements and statements of changes in shareholders' equity and cash flows for the three (3) month and nine
(9) month periods ended September 30, 1999 and 1998. The consolidated income statements and statements of cash flows of the Company for the three (3) months and nine (9) months ended September 30, 1999 and 1998, which form a part of the Company's consolidated financial statements for such periods, reflect the consolidated results of operations and cash flows of the parent holding company, FICI and Fi-Scrip for the three (3) months and nine (9) months ended September 30, 1999 and the consolidated results of operations and cash flows of the parent holding company and FICI for the three (3) months and nine (9) months ended September 30, 1998.

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

         The effect of these events was to eliminate approximately 83% of the Company's monthly revenues from processing, as measured during 1998, which will have a material adverse effect on the Company's results of operations during the quarter ending September 30, 1999 and the year ending December 31, 1999. The inability of RRICC to close the Purchase and Sale Agreement resulted in the loss of the $1,000,000 non-refundable deposit and the nonrepayment of the Company's loan to RRICC. This loss resulted in the Company's charging-off of the note receivable from RRICC in the Company's 1998 fourth quarter and year end results of operations.

         Management of the Company hopes the Company will be able to replace the loss of revenue from the Master Agreement and is currently working to negotiate new business to offset such loss. Management has implemented plans reducing current operating costs until sufficient new business has been obtained to replace the lost revenue. No assurance can be given that the Company will be able to attract sufficient new business. If the Company does not generate adequate revenue producing business, the Company may have to curtail its operations significantly and may have to terminate business operations in the future.

         On November 3, 1998, Glenn M. Gallant resigned as Chairman of the Board and Secretary of the Company and Douglas R. Baetz resigned as a director. Messrs. Baetz and Gallant, who remained the principal shareholders of the Company as of September 30, 1999, are involved in litigation with the FDIC, unrelated to the Company. Due to the fact that the FDIC, at the time, was the Company's largest customer, Messrs. Baetz and Gallant chose to resign from their positions with the Company, while the litigation is pending, in an attempt to eliminate any potential conflicts of interest or negative effects to the Company arising out of the litigation.

         Kenneth Klotz was named Chairman of the Board of Directors and Charles LaMontagne was named Secretary of the Company on that date.

         OPERATIONS OF FI-SCRIP. As of January 1, 1999, the principal stockholders of the Company contributed all of the common stock of Fi-Scrip to the Company for no consideration. Through such action, Fi-Scrip became a wholly-owned subsidiary of the Company. Prior to such transaction, the Company had entered into an agreement with Fi-Scrip, an affiliate of Messrs. Baetz and Gallant, to provide certain services to the Company. Fi-Scrip markets processing services for Automatic Teller Machines ("ATM's") transactions, debit terminal transactions and Electronic Benefits Transfer systems ("EBT") transactions. Fi-Scrip and its co-venturer, Norstar, Inc., of Orlando, Florida, an entity in which Fi-Scrip has a 25% ownership interest, contract with independent sales organizations for deployment of terminals and services.

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

         The transactions based on this medium of exchange through Fi-Scrip and the Company are estimated to produce a gross transaction fee of between $0.06 to $0.09. The transaction fee is in addition to the merchant application and statement fees. However, no assurance can be given as to the volume of transactions that will be processed or rates at which such processing will take place. Fi-Scrip is newly in operation in connection with the EBT business, with approximately 765,293 and 1,502,632 in transaction volume for the three (3) months and nine (9) months ended September 30, 1999. Fi-Scrip anticipates a significant increase in the number of transaction throughout the remainder of 1999, but no assurance to this effect can be given.

         According to federal government surveys, it is anticipated that by the year 2000, 60% of the population of the United States will be receiving monthly income issued electronically and accessible through the use of a QUEST Card. However, no assurance to this effect can be given. The total dollar value of EBT transactions (food stamps, aid to families with dependent children and welfare payments) in 1999 is estimated by Fi-Scrip to be $60 billion, with an average transaction size of approximately $23.00, or approximately 450 million transactions per year. Fi-Scrip's target market share of total dollar volume of EBT transactions is estimated to be $6 billion or 65 million transactions per year by January 1, 2000. However, no assurance can be given that there will be this volume of transactions or that Fi-Scrip will service such a volume of transactions. Welfare reform legislation (The Personal Responsibility and Work Opportunity Reconciliation Act of 1996 (Public Law 104-193)) requires all States to convert to EBT issuance by the year 2002.

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

         AGREEMENT WITH PLATINUM-ICS, INC. On June 8, 1998, the Company entered into an agreement with Platinum-ICS, Inc. ("Platinum") to perform data processing and other services in connection with Platinum's credit card portfolio. Platinum is the managing entity coordinating a group of experts for processing, collecting, servicing and financing patient-pay accounts receivables for the provider's participants. Platinum issues cards to the recipients of medical care, who utilize the card to consolidate medical bills. The agreement has an initial term of three (3) years and will automatically renew for additional three (3) year terms, unless written notice is given by either party no less than one hundred eighty (180) days prior to expiration of a given term. The Company's processing charges range from $1.50 to $2.00 per account per month, depending on the services provided. On December 16, 1998, the Company completed the conversion of approximately 6,000 accounts for the Presbyterian Hospital at Greenville, Texas ("Greenville Hospital") and added approximately 5,900 additional accounts throughout the nine months ended September 30, 1999. The Company, which processed the Greenville Hospital accounts on a test basis, discontinued processing the accounts as of September 30, 1999. The Greenville Hospital accounts generated approximately $173,000 in revenue for the nine months ended September 30, 1999 representing approximately 3.65% of total operating revenue for the period.

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

RESULTS OF OPERATIONS FOR THE NINE (9) MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

         Total operating revenues for the nine (9) months ended September 30, 1999 decreased approximately 50% to $4,738,557 from $9,515,833 for the nine (9) months ended September 30, 1998. Total operating revenues principally include:
(i) credit card processing revenues, (ii) banking and financial service revenues and (iii) debit card and EBT processing revenue. Total operating revenues during the nine (9) months ended September 30, 1999 included $510,979 in net operating revenue of Fi-Scrip, after inter company elimination. All of the outstanding common stock of Fi-Scrip was contributed to the Company from its principal shareholders, as of January 1, 1999, for no consideration. See "Operations of Fi-Scrip."

         Credit card processing revenues during the nine (9) months ended September 30, 1999 decreased 51% to $3,797,474 from $7,740,448 during the nine
(9) months ended September 30, 1998. This decrease primarily relates to the loss of revenues associated with the Master Agreement. The Master Agreement with Best Bank represented 73% of the credit card revenues for the nine (9) months ended September 30, 1999.

         Banking and financial service and courier revenues during the nine (9) months ended September 30, 1999 decreased to $73,842 and $950 from $616,018 and $51,235, respectively. These sources of revenue have steadily declined since the acquisition of Security State Bank ("SSB") by American State Bank ("ASB"), as of August 1, 1998. ASB has been in the process of converting SSB's portfolio to an in-house processing system. The Company generated revenues of approximately $75,000 per month from this account during the previous three (3) years. The Company entered into a contract to continue the credit card processing services for ASB through August 1, 2000 which currently generates approximately $20,000 per month. The Company generated revenues of approximately $128,286 during the nine (9) months ended September 30, 1999. Management believes that anticipated increases from the Company's credit card operations and future bank processing opportunities will replace this reduced source of revenues. However, no assurance to this effect can be given.

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

         Revenues from Pride Refining, Inc. ("Pride") decreased to $157,000 for the nine (9) months ended September 30, 1999 from $263,000 for the nine (9) months ended September 30, 1998. This revenue decrease was due to a decision of the management of Pride to take its computer processing activities in-house. This removal of processing from the Company to Pride is being converted in stages and should be completed by the last quarter of 1999. The loss of the Pride revenue is not anticipated to have a material adverse effect on total revenue for fiscal year 1999. However, no assurance to this effect can be given.

         Total operating expenses during the nine (9) months ended September 30, 1999 increased 1% to $6,865,888 from $6,766,057 during the nine (9) months ended September 30, 1998. Total operating expenses principally include: (i) cost of salaries and employee benefits, (ii) equipment and software expenses, (iii) cost of office supplies and services, (iv) rental and facilities maintenance expenses, (v) depreciation and amortization expenses, (vi) professional and outside services, and (vii) other operating expenses, as follows:

         Cost of salaries and employee benefits during the nine (9) months ended September 30, 1999 increased 8% to $2,482,695 from $2,307,886 during the nine
(9) months ended September 30, 1998. This increase primarily resulted from an increase in the average number of full time employees, which peaked during the latter part of 1998 and first half of 1999, for the nine (9) months ended September 30, 1999, as compared to the nine (9) months ended September 30, 1998.

         Equipment and software lease expenses during the nine (9) months ended September 30, 1999 increased 53% to $2,016,083 from $1,318,048 during the nine
(9) months ended September 30, 1998. This increase primarily related to new software leases and a high speed laser printer lease.

         Cost of computer and office supplies during the nine (9) months ended September 30, 1999 decreased 58% to $192,416 from $459,708 during the nine (9) months ended September 30, 1998. This decrease is the result of a decline in the supplies used in connection with the BestBank portfolio contract which was terminated May 17, 1999.

         Facilities rent and repair and maintenance expenses during the nine (9) months ended September 30, 1999 decreased 16% to $646,159 from $772,116 during the nine (9) months ended September 30, 1998. This decrease related to the termination of the Company's office lease in Florida in December, 1998.

         In addition, depreciation and amortization expenses during the nine (9) months ended September 30, 1999 increased 98% to $318,777 from $161,207 during the nine (9) months ended September 30, 1998. The increase related to the acquisition and upgrade of the Company's computer and software equipment throughout 1998.

         Telephone expenses during the nine (9) months ended September 30, 1999 decreased 71% to $192,334 from $669,037 primarily related to the termination of the BestBank Portfolio and the resulting decline in customer service calls handled by the Company.

         Professional and outside services expenses during the nine (9) months ended September 30, 1999 increased 3% to $575,871 from $557,989 during the nine
(9) months ended September 30, 1998. The increase related primarily to increased legal fees pertaining to the termination of the Master Agreement, the unsuccessful attempt to acquire the BestBank Portfolio and the transaction with CNG.

         Other operating expenses during the nine (9) months ended September 30, 1999 decreased 20% to $301,208 from $374,983 during the nine (9) months ended September 30, 1998. The decrease is primarily related to a decline in bad debt expense, offset by $131,912 in marketing expense recorded in the nine (9) months ended September 30, 1999. Additionally, other operating expenses included $169,296 relating to Fi-Scrip's operations for the nine (9) months ended September 30, 1999 versus none for the nine (9) months ended September 30, 1998.

         Other revenues and expenses resulted in total other income of $215,446 during the nine (9) months ended September 30, 1999, as compared to total other expenses of $61,403 during the nine (9) months ended September 30, 1998. This decrease in expenses and resulting income between the respective periods resulted from interest income of $63,347 from certain certificates of deposit during the nine (9) months ended September 30, 1999, as compared to $34,607 during the nine (9) months ended September 30, 1998, offset by a decrease of interest expense of $72,826 during the nine (9) months ended September 30, 1999 from $96,010 during the nine (9) months ended September 30, 1998, primarily relating to the line of credit (the "Line of Credit") provided by Century. The income was the result of collections made on bad debt written off in the prior year of $224,925. See "Closure of BestBank and Related Matters."

         As a result of the foregoing, the Company generated a net loss of $1,263,953 during the nine (9) months ended September 30, 1999, as compared to a net profit of $1,773,184 during the nine (9) months ended September 30, 1998. The Company generated a loss from operations of $2,127,331 during the nine (9) months ended September 30, 1999, as compared to income from operations of $2,749,776 during the nine (9) months ended September 30, 1998. This decrease in income from operations primarily resulted from decreased revenue related to the BestBank Portfolio. The Company's proposed business plan contemplates the future growth of revenues in connection with the Company's expansion strategy. There can be no assurance that the Company's expansion strategy will result in continued growth of demand for the Company's services or increased revenues or profitability. See "Liquidity and Capital Resources."

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1999, the ratio of current assets to current liabilities was 2 to 1 as compared to 1.47 to 1 at December 31, 1998.

         The Company's cash flow needs for the nine (9) months ended September 30, 1999 were provided from operations and from the purchase of $500,000 of the Company's Common Stock on September 16, 1999 by CNG. At September 30, 1999, $20,000 in unallocated reserves were carried by the Company for bad debts. At September 30, 1999, prepaid expenses and other assets were $549,423 and are anticipated to be expensed as used in the future. Net property and equipment was $1,330,193 at September 30, 1999. There were no major capital additions during the nine (9) months ended September 30, 1999. On April 2, 1998, the Company obtained an interim construction loan from ASB in the principal amount of $160,000 related to the purchase and construction of a credit card production facility. On August 1, 1998, the interim loan was converted to a note payable on August 1, 2001. The note is secured by the production facility building, and bears interest at the prime rate plus 1%. As of September 30, 1999, the principal outstanding balance on the note was $141,787.

         As of March 17, 1999, the FDIC announced that it was terminating the Master Agreement with BestBank. The effect of these events was be to eliminate approximately 83% of the Company's monthly revenues from processing, as measured during 1998, which has had a material adverse effect on the Company's results of operations during the quarter and nine months ending September 30, 1999 and is anticipated to have a material adverse effect on the Company's results of operations for the year ending December 31, 1999.

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

         On September 16, 1999, FICI effectively terminated an eight hundred thousand dollars ($800,000) unsecured operating line of credit through Century. FICI agreed to offset $576,352 in accounts receivable from Century to FICI against the $827,921 balance of the line of credit, which included $27,921 in accrued interest payable, and through the Company, issued 1,006,276 shares of Common Stock in consideration of the cancellation of the remaining $251,569 balance of the line of credit. The line of credit carried an annual percentage rate of ten percent (10%). Under the terms of the line of credit, FICI paid interest on a monthly basis with the unpaid principal due at maturity, September 15, 1999. The outstanding balance on the line of credit as of December 31, 1998 was $700,000.

         On September 16, 1999, Fi-Scrip effectively terminated an operating line of credit through Century. The Company agreed to issue 730,236 shares of Common Stock in consideration of the cancellation of the $182,559 balance of the line of credit, including $6,604 in accrued interest payable. The line of credit, dated May 1, 1998, with Century provided Fi-Scrip with a maximum operating line of credit of two hundred and fifty thousand dollars ($250,000). The note carried an annual percentage rate of ten percent (10%). Under the terms of the note, Fi-Scrip paid interest on a monthly basis with the unpaid principal due on demand.

         Cash and cash equivalents were $975,566 as of September 30, 1999, as compared to $268,400 as of December 31, 1998. This increase was primarily attributable to the acquisition of Fi-Scrip on January 1, 1999.

         As of September 30, 1999 and December 31, 1998, the Company's long-term borrowings were $129,625 and $143,182, respectively. Long-term borrowings, at September 30, 1999, consisted of the note payable of $141,787 to ASB, less the current portion of the note payable.

         As of September 30, 1999, the Company had short-term borrowings in the aggregate amount of $12,162, as compared to $700,000 at December 31, 1998. This decrease was attributable to the negotiated termination of the lines of credit between FICI, Fi-Scrip and Century. See "Overview of Presentation"

         In October, 1997, the Company entered into a 36-month equipment lease with IBM related to the Company's credit card processing operations. The Company upgraded the equipment lease in March, 1998 to provide for continued increases in the Company's processing volume and efficiencies, and expansion of business operations. The Company financed the lease agreement by the pledge of certificates of deposit in the aggregate amount of $401,000.

         The certificates of deposit are for one-year terms and are automatically renewable for an additional year. The certificates of deposit bear varying rates of interest based on the date of the establishment of the certificates of deposit.

         Net cash provided by operating activities was $946,373 and $1,755,265 for the nine (9) months ended September 30, 1999 and 1998, respectively. Net cash provided by operations during the nine (9) months ended September 30, 1999 primarily consisted of an increase in accruals and accounts payable and depreciation and amortization, offset by net operating losses and increases in accounts receivable. Net cash provided by operations during the nine (9) months ended September 30, 1998 primarily consisted of net income from operations and increases in accruals and accounts payable and deferred income taxes, and depreciation and amortization, offset by increases in accounts receivable and prepaid expenses and other assets.

         Net cash used in investing activities was $477,545 and $1,187,859 for the nine (9) month periods ended September 30, 1999 and 1998, respectively. In the nine (9) months ended September 30, 1999, the Company utilized $109,503 to purchase certain fixed assets and $368,042 was related to the acquisition of Fi-Scrip. In the nine (9) months ended September 30, 1998, the Company utilized $887,859 to purchase certain fixed assets and $300,000 to invest in certain interest bearing deposits.

         Net cash provided by financing activities was $238,338 for the nine (9) month period ending September 30, 1999. In the nine (9) months ending September 30, 1999, the Company made payments of $712,790 on the Line of Credit offset by $951,128 in proceeds from the issuance of 5,746,512 shares of Common Stock primarily related to the CNG/CLCK Stock Purchase Agreement and the cancellation of the two (2) lines of credit with Century. Net cash used in financing activities was $114,874 for the nine (9) month period ending September 30, 1998. In the nine (9) months ended September 30, 1998, the Company made $441,624 in payments on the Line of Credit, offset by proceeds related to stock options exercised of $326,750.

         Management believes that the proceeds from the CLCK/CNG Stock Purchase Agreement will provide operating capital to allow the Company to maintain operations through March of 2000, which management hopes will be a sufficient amount of time to allow the Company to rebuild its revenue base and finance operations from cash flow. However, there can be no assurances to this effect. The Company utilized a portion of the proceeds to pay unpaid debts accrued during the current and prior quarter, when the Company was not producing adequate cash flow to meet its operating needs.

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

         Over the past few years, the Company has attempted to actively address the Y2K dilemma. The Company has had in place a project plan (the "Y2K Plan") and project team reviewing all hardware and software, as necessary. The Company anticipates its total investment in Y2K compliance will reach approximately $454,000. The Company has already made a significant portion of the investment needed to address the Y2K dilemma. As of the date of this Report, the cost to:
(i) acquire, install and implement these new software systems have been an aggregate of approximately $340,000; and (ii) acquire new hardware has been approximately $8,000. The Company has also instituted policies and procedures that require all new hardware and software acquired or licensed by the Company to be Y2K compliant. As of the date of this Report, the Company has completed testing and believes that all of its primary operating hardware and mission critical systems to be Y2K compliant. It is management's opinion that any remaining Y2K issues are not significant and should be able to be funded through normal operating revenue and income. The Company estimates that until the Company has completed implementation of the Y2K Plan, the Company anticipates expending an additional $107,000, which is estimated to include $22,000 in software, $4,000 in new hardware and $81,000 on other aspects of the implementation of the Y2K Plan. The anticipated source of funds for such expenditures is expected to be working capital generated from operations of the Company. However, no assurance can be given that the goals for the Y2K Plan can be achieved, and if achieved, that the amount necessary to achieve such goals will be limited to the amounts set forth above or that the amounts will be generated from operations.

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


                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES.

         On September 16, 1999, the Company issued 4,000,000 shares of Common Stock to CNG for a purchase price of $500,000 and issued 1,736,512 shares of Common Stock to Century in consideration of the cancellation of $434,128 otherwise payable to Century under the FICI and Fi-Scrip lines of credit.

         Each of the forgoing issuances of securities were pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company's stockholders adopted the following resolutions at a meeting or by written consent at the Company's annual stockholder meeting held at the Company's headquarters on August 6, 1999.

         The Company's stockholders voted that each of the nominees for the Company's Board of Directors, Kenneth A. Klotz, Charles LaMontagne, Olan Beard, Robert Feldman and Donald L. Thone, had been elected as members of the Company's Board of Directors by a vote of in excess of the majority of the shares represented and voting at the Meeting, to serve until their respective successors are duly elected and qualified, subject to their prior death, resignation or removal.

         The Company's stockholders also voted to ratify the appointment of Davis Kinard & Co. P.C., Certified Public Accountants, as independent public accountants for the Company for the year ending December 31, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 10-QSB.

         (a)  Exhibits
              --------

         2.1 Agreement for Purchase of Stock, by and between Columbia Capital Corp., a Delaware corporation and CNG Financial Corporation, an Ohio corporation, dated as of September 16, 1999, and Amendment No. 1 thereto, dated as of September 30, 1999.

         2.2 Non-Qualified Stock Option Agreement, by and between Columbia Capital Corp., a Delaware corporation and CNG Financial Corporation, an Ohio corporation, dated as of September 16, 1999, and Amendment No.
1 thereto, dated as of September 30, 1999.

         2.3 Agreement for the Purchase of Stock, by and among Century Financial Group, Inc., a Florida corporation and CNG Financial Corporation, an Ohio corporation, dated as of September 16, 1999.

         2.4 Agreement for the Purchase of Stock, by and among Century Financial Group, Inc., a Florida corporation and Columbia Capital Corp., a Delaware corporation, dated as of September 16, 1999.

         27. Financial Data Schedule

         REPORTS ON FORM 8-K
         -------------------

         1. Form 8-K dated September 23, 1999. Each of Exhibits 2.1 - 2.4, referenced in Item 6 hereof, were filed as part of the Form 8-K, and are incorporated herein by this reference.


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

                                                     COLUMBIA CAPITAL CORP.


         Dated: November 12, 1999           By:  /s/ Kenneth A. Klotz
                                                 -------------------------------
                                                 Kenneth A. Klotz
                                                 President


         Dated: November 12, 1999           By:  /s/ Charles La Montagne
                                                 -------------------------------
                                                 Charles La Montagne
                                                 Chief Financial Officer