Form 10KSB
period 1999-12-31
COLUMBIA CAPITAL CORP/TX/
filed 2000-03-30
CIK 1051985

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999
                                       OR

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended December 31, 1999 were $5,122,434.

The number of shares outstanding of the issuer's common stock as of February 2, 2000, was 38,511,512 shares. The aggregate market value of the common stock (2,128,536 shares) held by non-affiliates, based on the average of the bid and asked prices ($0.44) of the common stock as of December 31, 1999 was $936,556.

                       DOCUMENTS INCORPORATE BY REFERENCE

PORTIONS OF THE ISSUER'S DEFINITIVE PROXY STATEMENT TO BE FILED ARE INCORPORATED BY REFERENCE INTO PART III HEREOF.

Transactional Small Business Disclosure Format (Check one):   Yes        No  X
                                                                  ----      ----

ITEM 1. DESCRIPTION OF BUSINESS

BACKGROUND

         The following should be read in conjunction with the Consolidated Financial Statements of Columbia Capital Corp., a Delaware corporation ("Columbia"), and the related notes thereto, contained elsewhere in this Report.

         Columbia was organized under the laws of the State of Delaware on February 5, 1993. Columbia operates through its wholly-owned subsidiaries, Finity Corporation ("Finity"), formerly known as First Independent Computers, Inc. ("FICI") , a Texas corporation and Fi-Scrip, Incorporated, a Nevada corporation ("Fi-Scrip"). FICI changed its name to Finity by amendment to its articles of incorporation effective March 1, 2000. The amendment was implemented as part of management's strategic marketing plan and is not expected to have an immediate affect on the operations of the subsidiary. See "Description of Business--Sales and Marketing." Unless stated otherwise, Columbia, Finity and Fi-Scrip shall hereinafter be referred to collectively as the Company.

         The services provided by the Company are: (i) credit and debit card services; (ii) banking and financial services; (iii) document management and distribution services; and (iv) processing services for Automatic Teller Machines ("ATMs") transactions, debit terminal transactions and Electronic Benefits Transfer systems ("EBT") transactions. The services the Company provides to most of its customers serve as a link between consumers, merchants and financial institutions by capturing the initial transaction at the point of sale, giving the merchant credit for that transaction, posting the transaction to the financial institution's accounts receivable and general ledger and placing the transaction on the customer's statement. The Company concentrates on a niche market consisting of small to medium-sized businesses that have not achieved adequate economies of scale to operate their own in-house programs and systems. In addition, the Company seeks strategic alliances with appropriate size banks, thrifts, credit unions, insurance companies, merchants, utilities, government agencies and other service companies whose success depends upon successful data management.

         According to The Nilson Report of April, 1999, as the world is rapidly moving toward electronic information processing, annual credit and debit card purchases in the United States have reached the $1.156 trillion mark. The combination of growth in the number of transactions and the continuing general trend toward outsourcing data processing functions directly benefits the Company. Outsourcing involves having a third party contractor perform a variety of services or tasks, such as those provided by the Company to the issuer of the credit and debit card. This trend is anticipated by management of the Company to remain a source of increased business in the future. However, no assurance to this effect can be given. The use of outsourcing is expected by management to continue and accelerate as a trend. However, no assurance to this effect can be given. See "Description of Business--Sales and Marketing," "Description of Business--Competition" and "Description of Business--Risk Factors."

         In an information-based economy, the critical common denominator of transaction and data processing is spurring alliances between data processors and previously non-associative businesses, such as health care service organizations, utility providers, travel and tourism organizations and Internet merchandising companies. The Company is capable of providing these services from a central location through a standard, common and economical on-line interface to each of its customer's principal offices as if they were located within the same building as the Company. This seamless and easy-to-use interface gives the customer instantaneous access to the information needed to properly manage and direct those services offered by the Company. This situation represents an opportunity for growth in demand for the Company's products and services. However, no assurance to this effect can be given. See "Description of Business--Sales and Marketing."

RECENT CHANGES IN THE BUSINESS OF THE COMPANY; CLOSURE OF BESTBANK AND RELATED MATTERS

         On July 23, 1998, the Colorado State Banking Board ordered the closure of BestBank of Boulder, Colorado ("Best Bank") and its successor in interest, the Federal Deposit Insurance Corporation ("FDIC") assumed the role of receiver of BestBank. The single largest asset of BestBank was the portfolio of credit card accounts receivable serviced by the Company (the "Portfolio"). As of December 31, 1998, the number of active credit card accounts serviced by the Company was 661,795, of which 622,837 were serviced by the Company pursuant to a master agreement (the "Master Agreement") entered into as of October 1, 1997 with BestBank. For the year ended December 31, 1999 and 1998, revenue from the Portfolio accounted for approximately 59% and 84% of the Company's total revenues, respectively. As of the date of this report the Company provides no services pursuant to the Master Agreement.

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

         Following the closure of BestBank, the Company continued to process the Portfolio under the terms of the Master Agreement. The Company entered into an initial processing agreement with RRICC, on December 14, 1998, and as amended on January 15, 1999 ("RRICC Processing Agreement"), which was conditional on closing of the Purchase and Sale Agreement. In consideration for entering into the RRICC Processing Agreement, the Company lent RRICC $1,000,000 at 10% interest, which enabled RRICC to make a non-refundable deposit under the Purchase and Sale Agreement. The loan was non-recourse to RRICC, unless the deposit was returned by the FDIC. The Board of Directors of the Company determined that it was in the best interests of the Company to lend this money to RRICC in order to assist RRICC in being awarded the bid, thereby enabling the Company to continue to be able to receive revenue from processing the Portfolio under the RRICC Processing Agreement that otherwise could have been lost if the FDIC sold the Portfolio to another bidder or simply liquidated the Portfolio.

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

         Since RRICC intended to operate the Portfolio as an ongoing business, it was understood by all parties that RRICC would be required to enter into a sponsorship agreement with a bank licensed to do business with VISA(R). Prior to the execution of the January 29, 1999 extension agreement, facts had come into the possession of the Company that there may have been hindrance by certain regulators with efforts to negotiate a sponsorship agreement between RRICC and such a bank. This hindrance had the effect of preventing RRICC from being in a position to close the Purchase and Sale Agreement in a timely manner and, in fact, was one of the reasons that RRICC requested the extension in the first place. When these facts were brought to the attention of the FDIC, the FDIC stated that it had investigated the allegations and could find no facts to support the allegations. Notwithstanding the FDIC's denials, the parties proceeded to execute the January 29, 1999 extension agreement, based on the intention of RRICC and the Company to use the time to identify a new bank and to negotiate a sponsorship agreement.

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

         The effect of these events was to eliminate approximately 84% of the Company's monthly revenues from processing, as measured during 1998, which has had a material adverse effect on the Company's 1999 results of operations. The inability of RRICC to close the Purchase and Sale Agreement resulted in the loss of the $1,000,000 non-refundable deposit and the nonrepayment of the Company's loan to RRICC. This loss resulted in the Company's charging-off of the note receivable from RRICC in the Company's 1998 fourth quarter and year end results of operations. See "Item 6- Management's Discussion and Analysis of Financial Condition and Results of Operations."


CREDIT AND DEBIT CARD SERVICES

         The Company provides a full range of card processing services for customers which consist of banks, retailers and financial service organizations that do not operate their own in-house programs and systems. PaySys International Inc. ("PaySys") has licensed the Company to use its software known as VisionPLUS, which addresses every activity associated with credit card transaction processing. These software packages provide specialized applications for customer credit, merchant processing, credit bureau application processing, customer service, special interchange processing, authorizations, transaction processing and collections. In addition, the Company provides custom programming services on the licensed application software for processing requirements that are unique to a customer's business. The Company enters into multi-year agreements with most of its customers and works closely with its customers to be a total solutions provider. In providing a full range of credit card processing services, the Company supports comprehensive card programs, including bankcard issuing and acquiring (merchant services), co-branded, debit card, corporate card and private label programs. The Company also provides application processing, customer service support, remittance processing, card embossing and production, chargeback processing, billing and statement preparation, mail processing, detailed reporting, account collections on behalf of its customers and merchant services.

         As part of the credit card servicing referenced in the prior paragraph, the Company has either commenced negotiations or entered into agreements with three companies to replace some of the revenue lost by the closure of BestBank and the termination of the Master Agreement by the FDIC. These agreements are discussed more fully hereinbelow:

         ANTICIPATED AGREEMENT WITH CNG FINANCIAL CORPORATION. As of the date of this Report, the Company has entered into an agreement with CNG Financial Corporation ("CNG") to perform data processing and other services in connection with CNG's various business activities. CNG is the Company's principal shareholder. The agreement has an initial term of three (3) years CNG operates various programs through its various business activities including credit card and debit card programs, a payday loan program through its Check `n Go stores. Lastly, the Company has begun to provide services to the portions of CNG's business operations, which relate to collections and the Company is to provide software development services for the automation of the various CNG operations. The Company began generating revenues from the its relationship with CNG in February, 2000. The Company estimates that the value of services to be provided to CNG in 2000 by the Company should be approximately $900,000. However, no assurance to that effect can be given.

         AGREEMENT WITH PLATINUM-ICS, INC. On June 8, 1998, the Company entered into an agreement with Platinum-ICS, Inc. ("Platinum") to perform data processing and other services in connection with Platinum's credit card portfolio. Platinum is the managing entity coordinating a group of experts for processing, collecting, servicing and financing patient-pay accounts receivables for the provider's participants. Platinum issues cards to the recipients of medical care, who utilize the card to consolidate medical bills. The agreement has an initial term of three (3) years and will automatically renew for an additional three (3) year term, unless written notice is given by either party no less than one hundred eighty (180) days prior to expiration of a given term. The Company's processing charges range from $1.50 to $2.00 per account per month, depending on the services provided. On December 16, 1998, the Company completed the conversion of approximately 6,000 accounts for the Presbyterian Hospital at Greenville, Texas ("Greenville Hospital") and added approximately 5,900 additional accounts throughout the nine months ended September 30, 1999. The Company, which processed the Greenville Hospital accounts on a test basis, discontinued processing the accounts as of September 30, 1999. The Greenville Hospital accounts generated approximately $173,000 in revenue for the nine months ended September 30, 1999 representing approximately 3.65% of total operating revenue for the period.

         On February 17, 1999, after review of Greenville Hospital's conversion and preliminary results of activity, the Texas Hospital Association, which represents approximately 410 hospitals, or approximately 83% of the hospitals, in the State of Texas, formally endorsed the Platinum program. Upon the endorsement of Platinum's program by the Texas Hospital Association, several major hospitals, which represent an average of approximately 50,000 accounts each, have expressed interest in and a desire to convert to the Platinum processing platform. As of the date of this Report, the Company is working with these various hospitals to secure processing contracts. However, the Company has not received any revenue from any provider since the test on the Greenville Hospital accounts was completed.

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

         AGREEMENT WITH TRANSPORTATION ALLIANCE BANK. In June, 1999, the Company entered into an agreement with Transportation Alliance Bank ("TAB") to set up and perform data processing and other services in connection with a credit card program. The agreement has an initial term of three (3) years and will automatically renew for additional three (3) year term, unless written notice is given by either party no less than one hundred eighty (180) days prior to expiration of a given term. As of the date of this Report, the Company is processing approximately 1,000 accounts for TAB. TAB is focusing on the petroleum industry, and has developed a cautious, but aggressive growth strategy to release several major credit card promotions during the year 2000, with the intention of growing the current portfolio to between 50,000 and 75,000 accounts within the next 12 months. However, no assurance to this effect can be given.

OPERATIONS OF FISCRIP. Fi-Scrip designs programs and tests the software that is reloaded into ATMs and debit card point-of-sale ("POS") machines. Fi-Scrip is one of four companies certified by Deluxe Payment Systems, an unaffiliated third party, to process EBT transactions. EBT is a new process and method of distributing federal entitlements, initially including food stamps, welfare and social security payments to beneficiaries. In place of printing and issuing checks and other financial instruments, some beneficiaries of government entitlement programs receive a debit style card (a "QUEST Card"), which operates in the same manner as an ATM or debit card. The beneficiary of the entitlement program uses this federally issued card to purchase items utilizing the EBT system. The federal government may eventually establish individual accounts, which will be debited when a beneficiary makes a withdrawal or purchase. However, no assurance can be given as to when or whether the federal government will establish this process. Fi-Scrip expects that there will be substantial competition in the provision of the service offered by Fi-Scrip. No assurance can be given that Fi-Scrip will be successful in competing for this business. Thus, the Company may not receive the processing business anticipated by management of the Company to be derived from EBT transactions.

         The transactions based on this medium of exchange through Fi-Scrip and the Company are estimated to produce a gross transaction fee of between $0.06 to $0.09, of which the Company is paid a per transaction fee of $0.02 and a fee of $3.50 per monthly statement generated by the Company. The transaction fee is in addition to the merchant application and statement fees. However, no assurance can be given as to the volume of transactions that will be processed or rates at which such processing will take place. Fi-Scrip is newly in operation in connection with the EBT business, and had gross revenue of $645,623 for the year ended December 31, 1999.

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

         On-site and off-site backups of daily activity and systems are maintained. In the event of a disaster, the Company has a hot site disaster recovery center at its immediate disposal from IBM. A comprehensive disaster recovery plan and testing of that plan are required in the regulatory environment in which the Company operates. This plan is a part of the Company's policy of hardware upgrade and acquisition in order to facilitate the efficient processing required by the expansion of the card business, to create a solid foundation for the growth of the Company and to maintain its goal of being a total solutions provider. See "Description of Business--Regulation of the Company's Business."

         Each customer is assigned a client support specialist. These representatives provide support and assistance to research problems, clarify system functionality, and setup new programs and promotions and training. All banking customers of the Company have direct 24 hour, 7 day a week "helpdesk" support from Kirchman Corporation ("Kirchman"). The Company provides on-site support during conversions and major software enhancements or releases. The Company also provides collection services to its customers. In addition, the Company has established a business relationship with several full-time collection agencies and will provide appropriate information at the customer's request. The Company provides the capability to transfer files to these agencies and, in several cases, these agencies are on-line, real time connected to the collection management system. Further, the Company offers a complete dispute resolution service to its customers, utilizing a state-of-the-art interchange tracking system. Service representatives process all copy requests and charge backs. In conjunction with the charge back processing procedures, service representatives perform other fraud and risk management functions in an effort to assist the Company's customers from being victimized by fraudulent and unscrupulous transactions.

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

CREDIT CARD PRODUCTION. The Company has built and owns a 3,400 square foot credit card embossing center at which the Company produces credit cards for its customers. The Company produces credit cards for its customers, and such cards may be upgraded to include smart card personalization as an additional service. The Company maintains a dual security system, which meets VISA(R) and MasterCard(R) standards for card security and production. The Company's software allows the customer to define various card types and programs and to define special processing parameters for billing and statement preparation. With the ability to provide multiple statement messages, the statement is frequently used by the Company's customers to announce new services, contests and credit line increases.

BANKING AND FINANCIAL SERVICES

         The Banking and Financial Services component of the Company performs the processing and "backroom" operations of banks, thrifts, credit unions, insurance companies, merchants, utilities, government agencies, and others. The Company's backroom services for banks and financial institutions generated approximately 1%, 5% and 20% of its gross billings for the years ended December 31, 1999, 1998 and 1997, respectively. Although the Company does not currently provide any banking and financial services to any of its customers, the Company believes that this line of business presents a viable business opportunity. However, no assurance to this effect can be given. See "Description of Business-Sales and Marketing."

         The financial institutions processing services which the Company is able to provide begin with the implementation of the processing system, proceed with the customer's use of the system and end with other services offered by the Company. The processing system manages all liabilities from checking accounts to time deposits, each with capabilities that range from fixed rates to tiered rates and from bonus rates to overdraft protection. The processing system retains the data for the total customer relationship, meaning the customer is viewed from both sides of the balance sheet. This integrated information is the foundation for an institution's improved risk management, better marketing for product penetration and better servicing of the customer base.

         The Company can provide proof and data entry services for all cash and transit items for the customer. Checks, debit advices and credit advices can be micro-encoded. On a daily basis, all items rejected can be researched and re-entered to insure that the customer receives full credit for all monetary items submitted. Upon completion, the debit and credit captured data can be electronically transferred to the processing systems. After the capturing process, the Company can generate and create the necessary cash letters for the financial institutions and delivers such letters to the Federal Reserve according to their mandated instructions and delivery times.

         Using the processing system and in-house developed software, the Company is able to offer a full line of ACH services including: (i) payroll check deposits; (ii) social security payments; (iii) deposits and withdrawals;
(iv) corporate transactions; (v) retail transactions; and (vi) return items and automated reversals. Utilizing the Company's direct connection to the Federal Reserve through the Fed Line, ACH transactions and wire transfers can be completed.


DOCUMENT MANAGEMENT AND DISTRIBUTION SERVICES

         The document management and distribution services the Company provides to its customers simplify an otherwise overwhelming task of processing inbound and outbound paper items. In document management, the Company offers processes for producing statements for the customer, while reducing the amount of paper reports with its online tools for reports, and the use of digital document technology, such as COLD. The Company processed an average of approximately 822,000 pieces of mail per month during the year ended December 31, 1998 and an average of approximately 100,000 pieces of mail per month during the year ended December 31, 1999. The Company's credit card processing center has a current capacity of processing 1,000,000 pieces of mail per month. The loss of revenue from servicing the Portfolio has reduced the number of pieces of mail produced during 1999. The Company hopes to add other customers with specific mailing and distribution needs. However, no assurance to this effect can be given. See "Description of Business-Sales and Marketing."

         Through its sophisticated software products, in conjunction with the latest available hardware, the Company gives the customer an avenue into an almost paperless world. These services include on-line real time access to its daily reports and statements. The customer only needs to print locally those items for which they wish to have a hard copy. This on-line service of reports is an efficient and time saving solution to the customer for the viewing and retrieval of data.

         Besides the advantage of processing efficiencies over traditional analog file storage, the use of COLD storage and retrieval methodologies have applications for customer service operations. Through the Company, the clients' customer service representatives are able not only to inspect customer statements by line item data, but retrieve, view and reference digitized images of original documents on a real time basis. For added customer services, these items may then be reprinted or faxed on demand. The customer's need for manpower support is, consequently, greatly reduced while increasing the productivity of customer service personnel.


SALES AND MARKETING

         The marketing goals of the Company are to expand the number of customers of the Company which utilize the already created and operating multi-faceted information service organization dedicated to the provision of financial data processing, document management, electronic commerce services and customer service. The Company focuses on customers, such as DE NOVO banks (banks in the process of being formed) and businesses in the credit card industry that may be overwhelmed with new regulatory and related problems and want to outsource their operations and not assume the significant overhead associated with such business. During the 1980's, the trend for community banks was to bring their processing in-house. Faced with ever increasing data processing costs, these institutions are prime candidates to again contract their processing to service companies such as the Company. Further, the Company can process for institutions in all facets of their operations, although no assurance can be given to this effect.

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

         For small and DE NOVO banks, credit card operations can be highly lucrative. However, for most small banks, the cost of starting up a credit card program is prohibitive because the costs of development of the program, the systems staffing and marketing take more capital than the banks can prudently invest. The Company can alleviate some of this cost and make a bank credit card operation feasible in some cases, although no assurance can be given to this effect.

         A significant part of the sales of the Company's services in the past have been made by its executive officers, however, the Company has recently expanded its sales and marketing efforts, utilizing both existing company employees and the sales and marketing staff of its primary shareholder, CNG, in an attempt to reach more potential customers in a shorter period of time. Additionally, the Company has contracted with its card processing software supplier, PaySys, to market the processing services of the Company. PaySys' credit card management software-solutions are used by more banks, finance companies, processors and retail establishments throughout the world than any other system. Management of the Company expects the relationship with PaySys and CNG to result in new and additional business for the Company. However, no assurance to this effect can be given.

COMPETITION

         The industry segments in which the Company's business operates are extremely fragmented and competitive. The Company competes with major and independent providers of services in the credit card industry. Some of the companies with which the Company competes are substantially larger, have more substantial histories, backgrounds, experience and records of successful operations, greater financial, technical, marketing and other resources, more employees and more extensive facilities than the Company has or will have in the foreseeable future. In addition, the Company competes with businesses that internally perform data processing or other services offered by the Company. Management of the Company believes that to succeed in competing for customers in its industry segments, the Company's factors for success are its capabilities, quality of service, price, reputation and, in some cases, convenience of location to the client.

         The Company is not aware of any competitor providing the same range of services as the Company. However, no assurance can be given that such competitors do not exist. The Company's competitive capabilities consist principally of the Company's state of the art card software solutions systems and a focus on a customer-service oriented approach for the small to medium-sized customers. Furthermore, management of the Company believes that the Company enjoys an advantage as a total provider and can, thereby, offer these services at reduced costs to its customers. However, no assurance to this effect can be given.

         Most of the Company's competitors focus on large, high-volume accounts; the Company has an added competitive advantage in seeking out customers in the small to medium-sized card issuers market, which is believed by management to comprise nearly 30% of the nearly 250 million accounts which form the card industry in the United States. However, there is an increasing trend of bank mergers and consolidations, which may, over time, cause the market for the Company's services to shrink and thus, significantly increase competition. See "Description of Business-Sales and Marketing."

REGULATION OF THE COMPANY'S BUSINESS

         Various aspects of the Company's businesses are subject to federal and state regulation which, depending on the nature of any noncompliance, may result in the suspension or revocation of licenses, registrations or certifications, as well as the imposition of civil fines and criminal penalties. Since the Company's services are performed on behalf of the customer and the Company does not take possession of the receivables or funds collected from credit card holders, the Company is not required to have any specific licensing or registration in the states in which the Company's customers operate. However, the Company is required to have the software and procedures that it utilizes be in compliance with various regulations. Among such regulations are: Regulation Z of the Truth in Lending Act and Regulation E of the Electronic Fund Transfers Act. Furthermore, there are portions of the regulations of the FDIC that are applicable to the activities of the Company, as are regulations of the OCC and those of various state regulatory agencies. The Company believes that it is in material compliance with all such regulations in accordance with the Federal Financial Institutions Examination Council, Information Systems Examination Handbook, and VISA(R) and MasterCard(R) certification and compliance mandates.

         With respect to the above requirements, the Company has been audited annually by banking examiners and third party auditors to monitor compliance with all regulations. The Company has received satisfactory ratings on these audits. During September, 1999, the Company contracted with KPMG LLP to perform an independent third party audit. The audit was conducted in accordance with the Statement on Auditing Standards No. 70 ("SAS 70"), "Reports on the Processing of Transactions by Service Organizations" of the American Institute of Certified Public Accounts ("AICPA"). In a report dated October 1, 1999, KPMG LLP expressed an unqualified opinion on the Company's SAS 70 audit. The SAS 70 audit was conducted to determine whether all areas of the Company's processing procedures, application software and internal controls were operating in compliance with prescribed independent auditing standards. Management of the Company believes that the Company continues to meet all required standards and materially complies with all applicable regulations. However, no assurance to this effect can be given.

EMPLOYEES

         As of December 31, 1999, the Company had sixty-five (65) full-time employees, including three (3) corporate executives, fifty-two (52) operations persons, ten (10) administrative personnel and two (2) part-time employees.

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

RISK FACTORS

         THIS REPORT MAY BE DEEMED TO CONTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS IN THIS REPORT OR HEREAFTER INCLUDED IN OTHER PUBLICLY AVAILABLE DOCUMENTS FILED WITH THE COMMISSION, REPORTS TO THE COMPANY'S STOCKHOLDERS AND OTHER PUBLICLY AVAILABLE STATEMENTS ISSUED OR RELEASED BY THE COMPANY INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE THE COMPANY'S ACTUAL RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS TO DIFFER FROM THE FUTURE RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FUTURE RESULTS ARE BASED UPON MANAGEMENT'S BEST ESTIMATES BASED UPON CURRENT CONDITIONS AND THE MOST RECENT RESULTS OF OPERATIONS. THESE RISKS INCLUDE, BUT ARE NOT LIMITED TO, RISKS SET FORTH HEREIN, EACH OF WHICH COULD ADVERSELY AFFECT THE COMPANY'S BUSINESS AND THE ACCURACY OF THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN.

         FINANCIAL RISKS

         THE COMPANY MAY BE UNABLE TO GENERATE SUFFICIENT NEW BUSINESS TO REPLACE THE LOSS OF THE COMPANY'S LARGEST REVENUE GENERATING CUSTOMER. On July 23, 1998, the Colorado State Banking Board ordered the closure of BestBank and the FDIC assumed the role of receiver of BestBank. The single largest asset of BestBank consisted of the Portfolio serviced by the Company. As of the date of this Report, the Company is no longer servicing any of the accounts in the Portfolio. The effect of these events was to eliminate approximately 84% of the Company's monthly revenues, as measured during 1998, which has had a material adverse effect on the Company's results of operations for the year ended December 31, 1999 and possibly thereafter. As of the date of this Report, the Company has only been able to add 6,000 accounts to the accounts being serviced by the Company. This has resulted in a reduction of monthly revenue since December 31, 1998 of $900,000 per month. No assurance can be given that the Company will be able to attract sufficient new business or to obtain adequate new financing. If the Company does not generate adequate revenue producing business or proceeds from financing, the Company will have to curtail its operations significantly, which will have a material adverse effect on the Company's financial condition. See "Description of Business-Recent Changes in the Business of the Company; Closure of BestBank and Related Matters," "Item 6-Management's Discussion and Analysis of Financial Condition of Financial Condition and Results of Operations" and "Item 7-Financial Statements."

         THE COMPANY MAY NOT BE ABLE TO GENERATE SUFFICIENT ADDITIONAL CAPITAL FOR EXPANSION. The Company's current business plan includes a strategy to expand as a provider of processing services through the development of new customers. Financing for such acquisitions or development may not be available to the Company on commercially reasonable terms. In the event the Company cannot obtain the additional financing needed to fulfill its acquisition strategy, the Company may be unable to achieve its proposed expansion strategy. See "Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

         BUSINESS FROM AGREEMENTS WITH NEW CUSTOMERS MAY NOT BE PROFITABLE. BestBank represented approximately 59%, 84% and 30% of the Company's revenue for the Company's fiscal years ended December 31, 1999, 1998 and 1997, respectively. Much of the anticipated short term future growth in the business of the Company is expected to be derived from an agreement with Transportation Alliance Bank and an anticipated agreement with CNG. No assurance can be given that such companies will continue to do business with the Company in the future or that the basis upon which they do business with the Company will be profitable to the Company. See "Description of Business--Credit and Debit Card Services" and "Item 6-Management's Discussions and Analysis of Financial Condition and Results of Operations."

         GENERAL BUSINESS OPERATIONS RISKS

         CONSOLIDATION OF BANKS AND OTHER FINANCIAL INSTITUTIONS MAY ADVERSELY AFFECT THE COMPANY'S BUSINESS. There has been a trend over the last several years for banks and other financial institutions to consolidate, thereby causing shrinkage in the number of possible customers for the Company's services. The Company is partially protected from this trend by having relatively long-term agreements with its customers. One such consolidation is the recent purchase of Security State Bank by American State Bank ("ASB"), causing a decline in revenue from that account to the Company. The effects of this trend in consolidation could have a material adverse effect upon the Company's future business prospects. However, the effects of this trend, in the opinion of management, is offset by fact that there are approximately 300 DE NOVO banks currently in formation and there has been the introduction of new financial instrument programs on a continuous basis. Many of such programs are potential customers for the Company's services. It is uncertain whether the Company will benefit from such new financial instrument programs. No assurance can be given that the Company will be able to replace customers lost to consolidations within the banking industry, or that if the Company is successful in replacing such customers, that such replacement customers will result in enough revenue to offset lost revenue and profits.

         THE COMPANY'S SOFTWARE AND PROCEDURES MAY NOT COMPLY WITH GOVERNMENT REGULATION. Various aspects of the Company's businesses are subject to federal and state regulation which, depending on the nature of any noncompliance, may result in the suspension or revocation of licenses, registrations or certifications, as well as the imposition of civil fines and criminal penalties. Since the Company's services are performed on behalf of the customer and the Company does not take possession of the receivables or funds collected from credit card holders, the Company is not required to have any specific licensing or registration in the states in which the Company's customers operate. However, the Company is required to have the software and procedures that it utilizes be in compliance with various regulations. The Company believes that it is in material compliance with all such regulations in accordance with the Federal Financial Institutions Examination Council, Information Systems Examination Handbook, and VISA(R) and MasterCard(R) certification and compliance mandates. However, no assurance to that effect can be given. See "Description of Business-Regulation of Company's Business."

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

         THE COMPANY'S LIABILITY INSURANCE COVERAGE MAY NOT BE ADEQUATE. The Company's products and services subject the Company to potential exposure from customer claims in the event of financial loss resulting from the operation of the Company's business. The Company maintains insurance coverage from CNA Insurance Companies in the amount of $1,000,000 per occurrence and a $2,000,000 aggregate limit. Any product liability claim against the Company seeking damages in excess of the amount of the Company's insurance coverage then in place, if any, could expose the Company to damages or legal expenses which could be significant and which could have a material adverse effect on the Company. The inability of the Company to retain this insurance coverage or obtain adequate product liability insurance coverage in the future or the entry of a judgment against the Company in excess of available insurance coverage could force the Company either to reduce operations or cease business activities altogether. See "Description of Business."

         THE COMPANY MAY BE UNABLE TO RETAIN ITS KEY PERSONNEL. The Company is dependent upon the skills of its management team and the relationships of key executive personnel. There is strong competition for qualified personnel in the financial services industry and an inability to continue to attract, retain and motivate key personnel could adversely affect the Company's intended business. There can be no assurances that the Company will be able to retain its existing key personnel or to attract additional qualified personnel. The Company does not have any key man life insurance on any members of senior management, but will consider purchasing such insurance when such insurance is deemed affordable. See "Item 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act" and "Item 12-Certain Relationships and Related Transactions."

         CONTROL BY PRINCIPAL STOCKHOLDERS. The Company's principal stockholders, directors and executive officers and their affiliates control the voting power of approximately 62% of the outstanding Common Stock. As a result of such Common Stock ownership, such persons will be in a position to exercise significant control with respect to the affairs of the Company and the election of directors.

ITEM 2.  DESCRIPTIONS OF PROPERTIES

         The Company's Headquarters are in Abilene, Texas. On August 24, 1999, the Company entered into a new lease for its, 36,182 square feet, office space from American State Bank, at a monthly cost of approximately $23,514. All portions of the leased space are automatically renewable for a like period of time, if notification of termination is not made by the landlord to the Company or vice versa, within 180 days prior to the expiration of the term of the lease. The lease is subject to adjustment at the time of renewal, if there is an increase in the Consumer Price Index for the year prior to the renewal date. Furthermore, American State Bank has granted to the Company a right of first refusal to lease any additional office space that may become available at that address. See "Item 12-Certain Relationships and Related Transactions."

         On April 2, 1998, the Company acquired, from an unaffiliated third party, real property consisting of land and a 3,400 square foot building, located in Abilene, Texas. This property was acquired by the Company to act as a credit card embossing center as required by VISA(R) and MasterCard(R). The Company paid $68,000 to acquire the property and $140,000 of improvements to the building. See "Item 6-Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any pending legal proceedings

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the quarterly period ended December 31, 1999, the Company's stockholders adopted no resolutions at a meeting or by written consent.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK

         As of March 15, 2000, the authorized capital stock of the Company consisted of 50,000,000 shares of Common Stock, and 5,000,000 shares of Preferred Stock. As of the date of this report, there were issued and outstanding 38,511,512 shares of Common Stock and no shares of Preferred Stock. As of December 31, 1999, the Company had 86 shareholders of record.

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

         The following table sets forth quotations for the bid and asked prices for the Company's Common Stock for the periods indicated below, based upon quotations between dealers, without adjustments for retail mark-ups, mark-downs or commissions, and therefore may not represent actual transactions:

                                          BID PRICES                ASKED PRICES
                                          ----------                ------------

                                         HIGH     LOW              HIGH     LOW
                                         ----     ---              ----     ---

YEAR ENDED DECEMBER 31, 1997

3rd Quarter                              3.50     3.25             5.25     5.00
4th Quarter                              1.38     1.00             1.50     1.25

YEAR ENDED DECEMBER 31, 1998

1st Quarter                              2.00     0.88             2.50     1.13
2nd Quarter                              4.25     1.69             4.38     1.88
3rd Quarter                              5.25     2.50             5.38     2.63
4th Quarter                              2.69     0.56             2.88     0.69

YEAR ENDED DECEMBER 31, 1999

1st Quarter                              1.13     0.13             1.22     0.22
2nd Quarter                              0.47     0.19             0.59     0.31
3rd Quarter                              0.31     0.19             0.44     0.22
4th Quarter                              0.88     0.28             1.01     0.35


         The closing bid and asked sales prices of the Company's Common Stock, as traded in the over-the-counter market, on December 30, 1999, was $0.375 and $0.44, respectively. These prices are based upon quotations between dealers, without adjustments for retail mark-ups, mark-downs or commissions, and therefore may not represent actual transactions.

         No dividend has been declared or paid by the Company since inception. The Company does not anticipate that any dividends will be declared or paid in the future. The transfer agent for the Company is Interwest Stock Transfer Co., Inc., 1981 East 4800 South, Salt Lake City, Utah 84117.

RECENT SALES OF UNREGISTERED SECURITIES

         In September and November, 1999, pursuant to the terms of CLCK/CNG Stock Purchase Agreement, CNG purchased 24,000,000 shares of Common Stock for a purchase price of $3,000,000. Pursuant to the CLCK/CNG Stock Purchase Agreement, CNG was granted the CNG Stock Option to purchase an additional 10,000,000 shares of Common Stock for the purchase price of $2,000,000. CNG has agreed to exercise the CNG Stock Option at any time that the Company indicates a need for these funds for operations. However, no assurance can be given that CNG will exercise the CNG Stock Options when called upon to do so.

         In connection with the CLCK/CNG Stock Purchase Agreement, the Company entered into the CLCK/Century Stock Purchase Agreement, dated as of September 16, 1999, with Century. Under the terms and conditions of the CLCK/Century Stock Purchase Agreement, Century purchased 1,736,512 shares of Common Stock of the Company in consideration of the cancellation of the obligation of $434,128 due and payable by the Company to Century.

         The shares of Common Stock were sold to CNG and Century without registration under Section 5 of the Securities Act of 1933 in reliance upon
Section 4(2) thereof and Regulation D thereunder. With respect to those sales, the Company had reason to believe that CNG and Century were accredited investors with the meaning of Rule 501(a)(3) of Regulation D.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THIS REPORT, INCLUDING THE DISCLOSURES BELLOW, CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. WHEN USED HEREIN, THE TERMS "ANTICIPATES," "EXPECTS," "ESTIMATES," "BELIEVES" AND SIMILAR EXPRESSIONS, AS THEY RELATE TO THE COMPANY OR ITS MANAGEMENT, ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH MATERIAL DIFFERENCES INCLUDE THE FACTORS DISCLOSED IN THE "RISK FACTORS" SECTION OF THIS REPORT, WHICH READERS OF THIS REPORT SHOULD CONSIDER CAREFULLY.

         OVERVIEW OF PRESENTATION. As of May 1, 1997, Glenn M. Gallant ("Gallant") and Douglas R. Baetz ("Baetz"), former directors and former principal shareholders of the Company, acquired 100% of the issued and outstanding Finity Common Stock for $1,600,000 in cash from certain unaffiliated parties. As of September 23, 1997, the Company entered into a Stock Purchase Agreement with Messrs. Gallant and Baetz, pursuant to which the Company issued an aggregate of 10,631,250 shares of the Company's Common Stock in exchange for 100% of the issued and outstanding shares of Finity Common Stock. The Company also issued 618,750 shares of Common Stock to a third party, which is not an affiliate of Messrs. Gallant and Baetz, for services rendered to the Company for arranging the transactions, which are the subject of the Stock Purchase Agreement. In connection with the closing of the Stock Purchase Agreement, Finity became the sole operating subsidiary of the Company.

         In connection with the transactions relating to the Stock Purchase Agreement and the acquisition of the Finity Common Stock by Messrs. Gallant and Baetz, such persons obtained a controlling interest in Finity and, thereafter, the Company. Therefore, for accounting purposes, the transactions relating to the Stock Purchase Agreement are deemed to be transactions between entities under common control. Accordingly, the business combination between the Company and Finity was accounted for in a manner similar to a pooling of interests, whereby the accounts of the entities involved were not revalued, but were combined at their historical basis.

         Finity's assets and liabilities were restated at their estimated fair market value as of May 1, 1997 utilizing "pushdown accounting." The fair market value of the restated assets was $1,200,746, and the fair value of the restated liabilities was $574,670 at May 1, 1997. The purchase price (equity) of $1,600,000 plus the restated liabilities of $574,670 totaled $2,174,670, as of the date of purchase. The difference between the revalued liabilities and equity of $2,174,670 and the restated assets of $1,200,746 resulted in the recording of $973,924 as goodwill. The goodwill was anticipated to be amortized over 20 years in accordance with generally accepted accounting principles, with a resulting expense to the Company from goodwill amortization of approximately $4,058 per month, with $48,696 of amortization expense included in each of the periods ending December 31, 1999 and 1998 and $32,466 (from May 1, 1997 to December 31,

1997) of amortization expense included in the results of operations for the year ended December 31, 1997. Based on circumstances and events which occurred during the year ended December 31, 1999, which includes the termination of the Master Agreement related to the BestBank portfolio and a change in control of the Company's principal shareholders, a result of the stock purchase agreement, management of the Company has determined that the significant tangible and intangible assets associated with the purchase of Finity in 1997, no longer exist or have been fully depreciated and that the related goodwill is fully impaired. Thus, the balance of goodwill was written off at December 31, 1999, resulting in a non-recurring charge of $844,066 that is reflected in the Statement of Operations as an other expense item.

         As of January 1, 1999, Messrs. Baetz and Gallant contributed all of the common stock of Fi-Scrip to the Company for no consideration. Through such action, Fi-Scrip became a wholly-owned subsidiary of the Company.

         The Company has included in this Report the audited consolidated financial statements of the Company for the years ended December 31, 1999 and 1998, which include the audited consolidated balance sheets of the Company as of December 31, 1999 and 1998, and the related consolidated statements of operations and statements of changes in stockholders' equity and cash flows for the years ended December 31, 1999 and 1998. The consolidated balance sheet of the Company for the year ended December 31, 1999, reflects the acquisition of Fi-Scrip, Inc. effective January 1, 1999. The consolidated income statement and statement of cash flow of the Company for the year ended December 31, 1999, reflects the results of operations and cash flows of the parent holding company, Finity and Fi-Scrip. The consolidated income statement and statement of cash flow of the Company for the year ended December 31, 1998 reflects the consolidated results of operations and cash flows of the parent holding company and Finity.

         RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998. Total operating revenues for the year ended December 31, 1999 decreased approximately 61% to $5,122,434 from $12,967,805 for the year ended December 31, 1998. Total operating revenues principally include: (i) credit card processing revenues, and (ii) banking and financial service revenues.

         Credit card processing revenues during the year ended December 31, 1999 decreased 63% to $4,029,463 from $10,747,212 during the year ended December 31, 1998. This decrease primarily relates to the revenues associated with the Master Agreement. The Master Agreement with Best Bank represented 59% of the credit card revenues for the year ended December 31, 1999.

         Banking and financial service revenues during the year ended December 31, 1999 decreased to $73,842 from $680,091. This decrease primarily related to the decrease in revenues from the Company's processing arrangements with ASB during 1999. As of August 1, 1998, ASB acquired SSB and converted its portfolio to an in-house processing system. The Company generated revenues of approximately $75,000 per month from this account during the previous three (3) years. The Company continued to provide item and backroom processing services for ASB through February 29, 1999. Management believes that anticipated increases from the Company's credit card operations and future bank processing opportunities will replace this reduced source of revenues.. However, no assurance to this effect can be given. The Company intends to expand this line of business by targeting banks and financial institutions based on the increased capacity of the Company's equipment and hardware in connection with the upgraded lease with IBM and the installation of the Kirchman Dimension 3000 banking software. No assurances can be given that such efforts will result in increased revenues to the Company.

         Merchant processing revenue was $645,623 for the year ended December 31, 1999. Merchant processing revenue is from the Company's subsidiary Fi-Scrip, which was consolidated into the Company as of January 1, 1999, therefore, there is no comparable data for the year ended December 31, 1998.

         Total operating expenses during the year ended December 31, 1999 decreased 10% to $8,742,834 from $9,760,857 during the year ended December 31, 1998. Total operating expenses principally include: (i) cost of salaries and employee benefits, (ii) equipment and software expenses, (iii) professional and outside services, as follows:

         Cost of salaries and employee benefits during the year ended December 31, 1999 decreased 2% to $3,172,794 from $3,229,550 during the year ended December 31, 1998. This decrease primarily resulted from an decrease of approximately 17 full time employees through attrition at December 31, 1999 from December 31, 1998. The Company generally did not replace those employees that left and worked to consolidate job responsibilities among fewer employees. The Company, in 1999, struggled to maintain its professional staff, including officers, management, computer programmers and equipment operators, following the decreased in demand for credit card processing services relating to the loss of the Master Agreement.

         Equipment and software expenses during the year ended December 31, 1999 increased 40% to $2,583,287 from $1,850,212 during the year ended December 31, 1998. This increase primarily related to the negotiation of an equipment lease with IBM to upgrade the Company's computer hardware and the lease of Data Card 9000 credit card production equipment during the last quarter of the year ended December 31, 1998.

         Cost of professional and outside services during the year ended December 31, 1999 decreased 29% to $687,953 from $974,288 during the year ended December 31, 1998. The decline in professional and outside services expense for 1999 resulted from a decline in the Company's legal and accounting fees.

         Further, certain miscellaneous operating expenses, including insurance, postage and delivery fees, and franchise use and sales taxes, during the year ended December 31, 1999, decreased 43% to $545,606 from $951,434 during the year ended December 31, 1998. These increases resulted primarily from the expanded volume of services provided by the Company as a result of the Master Agreement.

         Other revenues and expenses resulted in total other expenses of $611,155 during the year ended December 31, 1999, as compared to total other expenses of $69,645 during the year ended December 31, 1998. This increase in expenses between the respective periods resulted from $844,066 of costs related to the write-down of goodwill by the Company at December 31, 1999, and interest expense of $46,258 related to the Company's borrowings during the year ended December 31, 1999, as compared to $118,701 during the year ended December 31, 1998, offset by interest income of $54,244 during the year ended December 31, 1999 compared to $49,056 of interest income for the year ended December 31, 1998, and the recovery of $224,925 in bad debt related to processing services performed for Century Financial, an affiliate of the Company and Messrs Baetz and Gallant, in December of 1998. See "Description of Business-Recent Changes in the Business of the Company; Closure of BestBank and Related Matters."

         As a result of the foregoing, the Company generated net loss of $3,231,617 during the year ended December 31, 1999, as compared to a net income of $2,024,675 before an extraordinary charge of $660,000, net of tax, during the year ended December 31, 1998. The Company generated loss from operations of $3,620,400 during the year ended December 31, 1999, as compared to a income from operations of $3,206,948 during the year ended December 31, 1998. This loss from operations primarily resulted from a decline in revenue from credit card processing related to the Master Agreement, which was terminated by the FDIC, as of March 4, 1999, in connection with the closure of BestBank. See "Liquidity and Capital Resources."

         LIQUIDITY AND CAPITAL RESOURCES. At December 31, 1999, the ratio of current assets to current liabilities was 1.78 to 1 as compared to 1.47 to 1 at December 31, 1998.

         The Company's cash flow needs for the year ended December 31, 1999 were primarily provided from capital injections related to the stock purchase agreement between the Company and CNG. The Company's cash flow needs for the year ended December 31, 1998 were primarily provided from operations. At December 31, 1999, $20,000 of unallocated reserve for bad debt was carried by the Company. At December 31, 1999, prepaid expenses were $337,468 and are anticipated to be expensed as used in the future. Net property and equipment was $1,205,557 at December 31, 1999.

         There were no major capital additions during the year ended December 31, 1999.

         As of March 17, 1999, the FDIC announced that it was terminating the Master Agreement with BestBank. The effect of these events was be to eliminate approximately 84% of the Company's monthly revenues from processing, as measured during 1998, which has had a material adverse effect on the Company's results of operations during year ended December 31, 1999 and is anticipated to have a material adverse effect on the Company's results of during the near future unless and until the Company rebuilds and replaces its revenue sources.

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

         On September 16, 1999, Finity effectively terminated an eight hundred thousand dollars ($800,000) unsecured operating line of credit through Century. Finity agreed to offset $576,352 in accounts receivable from Century to Finity against the $827,921 balance of the line of credit, which included $27,921 in accrued interest payable, and through the Company, issued 1,006,276 shares of Common Stock in consideration of the cancellation of the remaining $251,569 balance of the line of credit. The line of credit carried an annual percentage rate of ten percent (10%). Under the terms of the line of credit, Finity paid interest on a monthly basis with the unpaid principal due at maturity, September 15, 1999. The outstanding balance on the line of credit as of December 31, 1998 was $700,000.

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

         Cash and cash equivalents were $2,133,740 as of December 31, 1999, as compared to $268,400 at December 31, 1998. This increase was primarily attributable to the acquisition of Fi-Scrip on January 1, 1999. Cash and cash equivalents were $268,400, as of December 31, 1998, as compared to $17,861 as of December 31, 1997. This increase was primarily attributable to positive cash flow during the year ended December 31, 1998.

         As of December 31, 1999 and December 31, 1998, the Company's long-term borrowings were $137,288 and $143,182, respectively. Long-term borrowings, at December 31, 1999, consisted of the note payable of $137,288 to ASB, less the current portion of the note payable. As of December 31, 1998 and December 31, 1997, the Company's long-term borrowings were $143,182 and none, respectively. Long-term borrowings at December 31, 1998 consisted of the note payable of $154,577 to American State Bank, less the current portion of the note payable.

         As of December 31, 1999, the Company had short-term borrowings in the aggregate amount of $12,441, as compared to $711,395 at December 31, 1998. This decrease was attributable to the negotiated termination of the lines of credit between Finity and Century. As of December 31, 1998, the Company had short-term borrowings in the aggregate amount of $711,395, as compared to $1,300,000 at December 31, 1997, consisting principally of obligations to Century under the Line of Credit. The decrease in short-term borrowings primarily was attributable to payments on the Line of Credit throughout the year ended December 31, 1998 generated through positive cash flow from operations. See "Overview of Presentation"

         In October, 1997, the Company entered into a 36-month equipment lease with IBM related to the Company's credit card processing operations. The Company upgraded the equipment lease in March, 1998 to provide for continued increases in the Company's processing volume and efficiencies, and expansion of business operations. The Company financed the lease agreement by the pledge of certificates of deposit in the aggregate amount of $501,000, $200,000 of which had initially been drawn down from the Line of Credit and the balance of which was generated by cash flow from operations.

         The certificates of deposit are for one-year terms and are automatically renewable for an additional year. The certificates of deposit bear varying rates of interest based on the date of the establishment of the certificates of deposit.

         Net cash (used in) provided by operating activities was $(970,638) and $1,784,437 for the years ended December 31, 1999 and 1998, respectively. Net cash used by operations during the year ended December 31, 1999 primarily consisted of net losses from operations, offset primarily by increases in accruals and accounts payable. Net cash provided by operations during the year ended December 31, 1998 primarily consisted of net income from operations, increases in accruals and accounts payable and deferred income taxes, decreases in accounts receivable, and depreciation and amortization, offset by increases in deposits and prepaid expenses.

         Net cash provided by (used in) investing activities was $278,093 and ($1,398,225) for the years ended December 31, 1999 and 1998, respectively. In the year ended December 31, 1999, the Company utilized $45,666 to purchase certain fixed assets, including office furniture, credit card computer equipment and computer software. The Company also took an equity position in Platinum-ICS, Inc., utilizing $90,000 in cash. The Company acquired $413,759 of cash in connection with the acquisition of Fi-Scrip. In the year ended December 31, 1998, the Company utilized $1,200,803 to purchase certain fixed assets, including the upgrade of the IBM equipment lease and personal computer and network systems upgrades and a credit card production facility, and utilized $197,422 to invest in the Certificates of Deposit which are pledged to finance the lease agreements on the Company's mainframe computer system.

         Net cash provided by (used in) financing activities was $2,557,885 and ($135,673) for the years ended December 31, 1999 and 1998, respectively. In the year ended December 31, 1999, the Company received proceeds of $3,000,000 from the issuance of common stock, which was utilized to finance the Company's business operations, offset by the termination of the Company line of credit utilizing $424,826 in cash. For the year ended December 31, 1998, the Company made payments of $600,000 on the Line of Credit, which was offset by the receipt of $309,750 from the issuance of Common Stock upon the exercise of stock options and the receipt of proceeds of $154,577, net of payments, pursuant to a construction loan from American State Bank to finance the construction of a credit card production facility.

         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS. The Financial Accounting Standards Board ("FASB") recently issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and hedging Activities," which is required to be adopted as of July 1, 2000. SFAS No. 133 establishes standards for reporting financial and descriptive information regarding derivatives and hedging activity. Since the Company does not have any derivative instruments, this standard will have no impact on the Company's financial position or results of operations.

         The American Institute of Certified Public Accountants ("AICPA") recently issued Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal use," which provides guidance concerning recognition and measurement of costs associated with developing or acquiring software for internal use. In 1998, the AICPA also issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," which provides guidance concerning the costs of start-up activities. For accounting purposes, start-up activities are defined as one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory or with a new class of customer, initiating a new process in an existing facility, or commencing some new operation. Both pronouncements are effective for financial statements of years beginning after December 15 ,1998, with earlier adoption encouraged. Management does not believe the adoption of these pronouncements had no material impact on the consolidated financial statements of the Company.

ITEM 7.  FINANCIAL STATEMENTS

         Consolidated balance sheets of Columbia Capital Corp. and subsidiaries as of December 31, 1999, 1998 and 1997, and the related statements of operations, stockholders' equity (deficiency) and cash flows for the years ended December 31, 1999, 1998 and 1997, respectively.

         The financial statements required by this Item 7 are included elsewhere in this Report and incorporated herein by this reference.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The information required by this Item is set forth under the headings "Directors and Executive Officers" and "Compliance with Section 16 of the Securities Exchange Act of 1934 in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held in June 2000, and is expressly incorporated herein by reference.


ITEM 10.  EXECUTIVE COMPENSATION

         The information required by this Item is set forth under the heading "Executive Compensation" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held in June 2000 and is expressly incorporated herein by reference.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is set forth under the heading "Voting Securities and Principal Holders Thereof" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held in June 2000, and is expressly incorporated herein by reference.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is set forth under the heading "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held in June 2000, and is expressly incorporated herein by reference.


                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

A.       Financial Statements
--       --------------------

         Consolidated balance sheet of Columbia Capital Corp. and subsidiary as of December 31, 1999, 1998 and 1997, and the related statements of operations, stockholders' equity (deficiency) and cash flows for the years ended December 31, 1999, 1998 and 1997 are included elsewhere in this Report.

B.       Reports on Form 8-K
--       -------------------

         1.       Form 8-K dated September 16, 1999 (Item 1).

C.       Other Exhibits
--       --------------

         3.1      Certificate of Incorporation (1)
         3.2      Bylaws (1)
         4.1      Specimen Stock Certificate (1)
         10.1     Lease Agreement (Abilene, Texas) (1)
         10.2     Form of Data Processing Services Agreement (1)
         10.3     Stock Option Plan (3)
         10.4     Agreement to Acquire shares of FiScrip dated January 1, 1999
                  (4)
         10.5     Agreement for the Purchase of Stock, by and between the
                  Company and CNG Financial Corporation, an Ohio corporation
                  ("CNG"), dated as of September 16, 1999, and Amendment No. 1 thereto, dated as of September 30, 1999 (2)
         10.6     Non-Qualified Stock Option Agreement, by and between the
                  Company and CNG, dated as of September 16, 1999, and Amendment
                  No.1 thereto, dated as of September 30, 1999 (2)
         10.7     Agreement for the Purchase of Stock, by and among Century
                  Financial Group, Inc., a Florida corporation ("Century") and
                  CNG, dated as of September 16, 1999. (2)
         10.7     Agreement for the Purchase of Stock, by and among Century and the Company, dated as of September 16, 1999. (2)
         27       Financial Data Schedule

(1) Filed as part of Amendment No. 1 to Form 10-SB filed with the Commission as of June 18, 1998.
(2) Filed as part of Form 8-K as filed with the Commission on October 1, 1999.
(3) Filed first as part of the Annual Report on Form 10-KSB for the year ended December 31, 1997, as amended.
(4) Filed as part of Amendment No. 2 to Form 10-SB filed with the Commission as of February 10, 2000

                                                      COLUMBIA CAPITAL CORP.
                                                         AND SUBSIDIARIES
                                                ________________________________


                                                          Consolidated
                                                      Financial Statements

                                                        together with

                                                           Report of
                                                 Independent Public Accountants


                                                ________________________________

                                                December 31, 1999, 1998 and 1997

                     COLUMBIA CAPITAL CORP. AND SUBSIDIARIES

                                    CONTENTS
                                    --------


                                                                            Page
                                                                            ----

Report of Independent Public Accountants......................................1


Consolidated Financial Statements

     Consolidated Balance Sheets..............................................2
     Consolidated Statements of Operations....................................3
     Consolidated Statements of Changes in Shareholders' Equity...............4
     Consolidated Statements of Cash Flows....................................5

     Notes to Consolidated Financial Statements...............................6

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
COLUMBIA CAPITAL CORP. AND SUBSIDIARIES:

We have audited the accompanying consolidated balance sheets of Columbia Capital Corp. and Subsidiaries as of December 31, 1999, 1998 and 1997, and the related consolidated statements of operations, consolidated statements of changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Columbia Capital Corp. and Subsidiaries as of December 31, 1999, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



                                               /s/ DAVIS, KINARD & CO., P.C.


Abilene, Texas
January 28, 2000.


                                             COLUMBIA CAPITAL CORP. AND SUBSIDIARIES
                                                   CONSOLIDATED BALANCE SHEETS
                                                DECEMBER 31, 1999, 1998 AND 1997


                          ASSETS                                          1999              1998              1997
                                                                     ---------------   ---------------   ---------------
Current assets
     Cash and cash equivalents                                       $    2,133,740    $      268,400    $       17,861
     Interest bearing deposits with banks                                   501,000           501,000           303,578
     Accounts receivable, net                                               319,079           447,844           522,538
     Prepaid expenses                                                       337,468           582,633           255,959
     Federal income tax receivable                                          556,774            81,602                 -
     Other assets                                                                 -                 -            93,201
                                                                     ---------------   ---------------   ---------------
         Total current assets                                             3,848,061         1,881,479         1,193,137

Premises and equipment                                                    1,812,720         1,763,326           562,598
     Less accumulated depreciation                                          607,163           260,381            47,914
                                                                     ---------------   ---------------   ---------------
         Net property and equipment                                       1,205,557         1,502,945           514,684

Other assets
     Other assets                                                            90,000                 -                 -
     Deferred tax asset                                                     400,967            34,113           174,242
     Goodwill, net of accumulated amortization
         of $81,162 for 1998 and $32,466 for 1997                                 -           892,762           941,458
                                                                     ---------------   ---------------   ---------------
         Total other assets                                                 490,967           926,875         1,115,700
                                                                     ---------------   ---------------   ---------------

TOTAL ASSETS                                                         $    5,544,585    $    4,311,299    $    2,823,521
                                                                     ===============   ===============   ===============


           LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
     Accounts payable                                                $    2,163,382    $      298,840    $      104,033
     Accrued expenses and other liabilities                                 476,457           265,521           195,908
     Current portion of note payable                                         12,441            11,395                 -
     Notes payable - related party                                                -           700,000         1,300,000
     Accrued interest payable                                                     -             5,945            11,589
                                                                     ---------------   ---------------   ---------------
         Total current liabilities                                        2,652,280         1,281,701         1,611,530

     Long term portion of note payable                                      124,847           143,182                 -
                                                                     ---------------   ---------------   ---------------
         Total liabilities                                                2,777,127         1,424,883         1,611,530

SHAREHOLDER'S EQUITY
     Common stock , $.001 par value;
         50,000,000 shares authorized; 38,511,512
         issued and outstanding in 1999, 12,765,000
         issued and outstanding in 1998, and
         12,500,000 issued and outstanding in 1997                           38,512            12,765            12,500
     Additional paid-in capital                                           5,891,096         1,990,715         1,681,230
     Retained (deficit) earnings                                         (3,162,150)          882,936          (481,739)
                                                                     ---------------   ---------------   ---------------
         Total shareholders' equity                                       2,767,458         2,886,416         1,211,991
                                                                     ---------------   ---------------   ---------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $    5,544,585    $    4,311,299    $    2,823,521
                                                                     ===============   ===============   ===============

The accompanying notes are an integral
part of these consolidated financial statements                                 -2-


                                             COLUMBIA CAPITAL CORP. AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                          YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                                          1999              1998               1997
                                                                     ---------------   ---------------   ---------------
REVENUE
     Credit card                                                     $    4,029,463    $   10,747,212    $    1,856,062
     Banking                                                                 73,842           680,091           613,049
     Mail operations                                                        203,367         1,114,956           172,637
     Merchant processing fees                                               645,623                 -                 -
     Other                                                                  170,139           425,546           534,898
                                                                     ---------------   ---------------   ---------------
         Total operating revenue                                          5,122,434        12,967,805         3,176,646

EXPENSES
     Salaries and employee benefits                                       3,172,794         3,229,550         1,448,629
     Equipment and software lease                                         2,583,287         1,850,212           709,530
     Facilities rent                                                        351,599           436,493           217,867
     Repair and maintenance                                                 445,419           587,990           315,607
     Depreciation                                                           363,475           212,542            43,404
     Computer and office supplies                                           217,218           609,161           167,912
     Telephone                                                              278,391           769,728           125,313
     Professional and outside services                                      687,953           974,288           126,339
     Travel and entertainment                                                97,092           139,459            95,998
     Other operating                                                        545,606           951,434           217,198
                                                                     ---------------   ---------------   ---------------
         Total operating expenses                                         8,742,834         9,760,857         3,467,797
                                                                     ---------------   ---------------   ---------------

(LOSS) INCOME FROM OPERATIONS                                            (3,620,400)        3,206,948          (291,151)

OTHER (EXPENSE) INCOME
     Costs related to acquisitions                                                -                 -          (186,921)
     Recovery of bad debt                                                   224,925                 -                 -
     Write-down of goodwill                                                (844,066)                -                 -
     Interest income                                                         54,244            49,056             9,640
     Interest expense                                                       (46,258)         (118,701)          (66,659)
                                                                     ---------------   ---------------   ---------------
         Total other (expense) income                                      (611,155)          (69,645)         (243,940)
                                                                     ---------------   ---------------   ---------------

(LOSS) INCOME BEFORE TAX                                                 (4,231,555)        3,137,303          (535,091)

     Income tax (benefit) expense                                          (999,938)        1,112,628          (110,723)
                                                                     ---------------   ---------------   ---------------

(LOSS) INCOME BEFORE
     EXTRAORDINARY ITEM                                                  (3,231,617)        2,024,675          (424,368)

EXTRAORDINARY ITEM, NET OF TAX                                                    -          (660,000)                -
                                                                     ---------------   ---------------   ---------------

NET (LOSS) INCOME                                                    $   (3,231,617)   $    1,364,675    $     (424,368)
                                                                     ===============   ===============   ===============

EARNINGS PER SHARE BEFORE EXTRAORDINARY ITEM
     Basic (loss) income                                             $        (0.18)   $         0.16    $       (0.03)
     Diluted (loss) income                                                    (0.15)             0.16            (0.03)

EARNINGS PER SHARE AFTER EXTRAORDINARY ITEM
     Basic (loss) income                                             $        (0.18)   $         0.11    $       (0.03)
     Diluted (loss) income                                                    (0.15)             0.11            (0.03)


The accompanying notes are an integral
part of these consolidated financial statements                  -3-


                                             COLUMBIA CAPITAL CORP. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                          YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                Common Stock                              Retained
                                                       -----------------------------    Paid-In           (Deficit)
                                                           Shares          Amount        Capital          Earnings         Total
                                                       -------------   -------------   -------------   -------------   -------------
BALANCE - DECEMBER 31, 1996                               2,500,000    $      2,500    $     66,230    $    (57,371)   $     11,359

     Effect of reverse stock split                       (1,250,000)         (1,250)          1,250               -               -
     Equity acquired in stock exchange                   11,250,000          11,250       1,588,750               -       1,600,000
     Stock issued in exchange for services                        -               -          25,000               -          25,000
     Net loss                                                     -               -               -        (424,368)       (424,368)
                                                       -------------   -------------   -------------   -------------   -------------

BALANCE - DECEMBER 31, 1997                              12,500,000          12,500       1,681,230        (481,739)      1,211,991

     Issuance of common stock                               265,000             265         281,485               -         281,750
     Stock options                                                -               -          28,000               -          28,000
     Net income                                                   -               -               -       1,364,675       1,364,675
                                                       -------------   -------------   -------------   -------------   -------------

BALANCE - DECEMBER 31, 1998                              12,765,000          12,765       1,990,715         882,936       2,886,416

     Issuance of common stock                            25,746,512          25,747       3,425,381               -       3,451,128
     Acquisition of Fi-Scrip                                      -               -         475,000        (813,469)       (338,469)
     Net loss                                                     -               -               -      (3,231,617)     (3,231,617)
                                                       -------------   -------------   -------------   -------------   -------------

BALANCE - DECEMBER 31, 1999                              38,511,512    $     38,512    $  5,891,096    $ (3,162,150)   $  2,767,458
                                                       =============   =============   =============   =============   =============


                                             COLUMBIA CAPITAL CORP. AND SUBSIDIAIRES
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                                       1999             1998               1997
                                                                 ---------------   ---------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss) income                                              $   (3,231,617)   $    1,364,675    $      (424,368)
  Adjustments to reconcile net income to
     net cash provided by operations
       Depreciation and amortization                                    412,171           261,238             76,059
       Loss on disposal of assets                                        61,693                 -                  -
       Write-down of goodwill                                           844,066                 -                  -
     (Increase) decrease in
       Deferred income taxes                                           (366,854)          140,129           (110,723)
       Accounts receivable                                             (346,407)           74,694             54,010
       Deposits, prepaid expenses and other assets                      251,415          (233,473)          (181,901)
       Increase in accruals and accounts payable                      1,404,895           177,174             62,685
                                                                 ---------------   ---------------   ----------------
Net cash (used in) provided by operating activities                    (970,638)        1,784,437           (524,238)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of fixed assets                                              (45,666)       (1,200,803)          (263,963)
  Increase in other investments                                         (90,000)                -                  -
  Cash acquired in investment in acquisition                            413,759                 -             34,304
  Increase in interest bearing deposit                                        -          (197,422)          (201,000)
                                                                 ---------------   ---------------   ----------------
Net cash provided by (used in) investing activities                     278,093        (1,398,225)          (430,659)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from line of credit, net of payments                        (424,826)         (600,000)           963,000
  Proceeds from long term debt                                                -           160,000                  -
  Payments on long term debt                                            (17,289)           (5,423)                 -
  Issuance of common stock                                            3,000,000           309,750                  -
                                                                 ---------------   ---------------   ----------------
Net cash provided by (used in) financing activities                   2,557,885          (135,673)           963,000
                                                                 ---------------   ---------------   ----------------

NET INCREASE IN CASH
   AND CASH EQUIVALENTS                                               1,865,340           250,539              8,103

Cash and cash equivalents at beginning of period                        268,400            17,861              9,758
                                                                 ---------------   ---------------   ----------------

CASH AND CASH EQUIVALENTS END OF PERIOD                          $    2,133,740    $      268,400    $        17,861
                                                                 ===============   ===============   ================

SUPPLEMENTAL DISCLOSURE
   OF CASH FLOW INFORMATION:
     Interest paid                                               $       33,869    $      118,701    $        66,659
     Taxes paid                                                               -           760,000             25,197
     Issuance of stock in retirement of debt                            827,921                 -                  -



The accompanying notes are an integral
part of these consolidated financial statements                  -5-


                     COLUMBIA CAPITAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:      Summary of Significant Accounting Policies

             PRINCIPLES OF CONSOLIDATION

             The accompanying consolidated financial statements include the accounts of Columbia Capital Corp. (the Company) and its wholly-owned subsidiaries, First Independent Computers, Inc. (FICI) and Fi-Scrip, Incorporated (Fi-Scrip). Intercompany accounts and transactions have been eliminated.

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

             Fi-Scrip, a Nevada corporation, engages in the financial services business by marketing computer processing services for automated teller machines transactions, debit terminal transactions and electronic benefits transfer system transactions. Fi-Scrip contracts with merchants and independent service organizations for deployment of terminals and services.

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

                     COLUMBIA CAPITAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

             ACCOUNTS RECEIVABLE

             The Company utilizes the allowance method for uncollectible accounts receivable. Management estimates the uncollectible accounts and provides for them in the allowance. The balance of the allowance for uncollectible accounts was $20,000 and $270,000 at December 31, 1999 and December 31, 1998. The balance of the allowance for uncollectible accounts was $20,000 at December 31, 1997.

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

                     COLUMBIA CAPITAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

             PER SHARE DATA

             In February 1997, Statement of Financial Accounting Standards
             (SFAS) No. 128, EARNINGS PER SHARE was issued. Under SFAS 128, net earnings per share (EPS) are computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. SFAS 128 replaces fully diluted EPS, which the Company was not previously required to report, with EPS, assuming dilution. The Company adopted SFAS 128 effective December 31, 1998. The effect of this accounting change on previously reported EPS data is not significant.


             The computation of basic earnings (loss) per share of common stock is based on the weighted average number of shares outstanding for the years ended December 31, 1999 and 1998 of 18,347,073 and 12,666,712 respectively, adjusted retroactively to reflect the one for two reverse split effective September 1, 1997. The computation of diluted earnings (loss) per share of common stock is based on the weighted average number of shares and equivalent shares outstanding for the years ended December 31, 1999 and 1998 of 21,238,613 and 12,954,020, respectively. No potential common shares existed at December 31, 1998; therefore, basic loss per share equals diluted loss per share at that date. The computation of basic earnings (loss) per share of common stock for the years ended December 31, 1997 is based on the weighted average number of shares outstanding in 1997 of 12,500,000, adjusted retroactively to reflect the one for two reverse split effective September 1, 1997. The computation of diluted earnings (loss) per share of common stock is based on the weighted average number of shares and equivalent shares outstanding in 1997 of 12,500,000. No potential common shares existed at December 31, 1997; therefore, basic loss per share equals diluted loss per share at that date.

             PREFERRED STOCK

             The Company, under its articles of incorporation, has the authority to issue up to 5,000,000 shares of preferred stock with a par value of $.001 each, totaling $5,000. The Board of Directors is authorized to provide for the issuance of the shares of preferred stock in series by filing a certificate pursuant to the applicable law of the State of Delaware, to establish the number of shares to be included in each such series, and to fix the designations, powers, preferences, rights and limitations of the shares of each series. At December 31, 1999, 1998 and 1997, there were no preferred shares issued or outstanding.

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

                     COLUMBIA CAPITAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

             FAIR VALUES OF FINANCIAL INSTRUMENTS - CONTINUED

             ACCOUNTS RECEIVABLE. For accounts which are not past due greater than 90 days and have no significant change in credit risk, fair values are based on carrying values.

             NOTES PAYABLE. The Company's notes payable to an unrelated party arrangement bears a variable interest rate and represents terms and conditions currently available for the same or similar debt facility in the marketplace. Thus, the fair value of notes payable approximates the carrying amount.

             FEDERAL INCOME TAX RECEIVABLE. The carrying amount of the federal income tax receivable approximate their fair value.

             RECENT ACCOUNTING STANDARDS

             In June 1997, SFAS No. 130, REPORTING OF COMPREHENSIVE INCOME, was issued. This statement requires that comprehensive income be reported in the basic financial statements. Comprehensive income refers to the change in equity during a period from transactions and events other than investments by and distributions to owners. This statement applies to fiscal years beginning after December 15, 1997. The Company adopted SFAS 130 on January 1, 1998.

             In June 1997, SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, was issued. This Statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Financial information should include a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. Descriptive information should include detail on how segments were determined, products and services provided by each, and any differences in the measurements used in reporting segment information vs. those used in the general-purpose financial statements. This statement is effective for financial statements for periods beginning after December 15, 1997. The Company adopted SFAS 131 on January 1, 1998. The implementation of this standard did not have any impact on the financial position or disclosures of the Company or results of its operations.

             In June 1998, SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES was issued. Required adoption of the statement was subsequently deferred by SFAS No. 137 until July 1, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments embedded in other contracts and for hedging activities. The Company expects to adopt the standard on July 1, 2000. The adoption of the statement is not expected to have a significant impact on the financial statements.

                     COLUMBIA CAPITAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

             RECENT ACCOUNTING STANDARDS - CONTINUED

             The American Institute of Certified Public Accountants (AICPA) recently issued Statement of Position (SOP) No. 98-1, ACCOUNTING FOR THE COST OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE, which provides guidance concerning recognition and measurement of costs associated with developing or acquiring software for internal use. In 1998, the AICPA also issued SOP No. 98-5 REPORTING ON COSTS OF START-UP ACTIVITIES, which provides guidance concerning start-up activities and organization costs. Both pronouncements are effective for fiscal years beginning after December 15, 1998. The adoption of the statement did not have a significant impact on the financial statements.

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

             In September and October, 1999, pursuant to the terms of the CLCK/CNG Stock Purchase Agreement, CNG purchased 24,000,000 shares of common stock of the Company for a purchase price of $3,000,000. Pursuant to the CLCK/CNG Stock Purchase Agreement CNG was granted a stock option to purchase an additional 10,000,000 shares of common stock for the purchase price of $2,000,000, which stock option must be exercised by CNG on or before September 16, 2000. All such options are vested. The stock option is exercisable in whole, and not in part. To date, CNG has purchased a total 24,000,000 shares or 62.3% of the 38,511,512 shares currently issued and outstanding. CNG is currently the Company's principal shareholder and has, as of the date of this report, designated four members to the Board of Directors of the Company.

             In connection CNG transaction the Company issued to Century, an affiliate of Messrs. Gallant and Baetz, 1,736,512 shares of common stock in consideration of the cancellation of the obligation of $434,128 due and payable by the Company to Century.

NOTE 3:      DISPOSITION OF FORMER SUBSIDIARIES

             On February 28, 1997, the Company determined that its two subsidiary corporations, Central Capital Corp. and Hudson Resources, Inc. had no value and would hinder the Company in it's acquisition efforts. Therefore, the two companies were sold to the Company's principal shareholder at that date, Mr. Lynn Dixon, at their book value of $1,361. As a result of this sale the Company recognized no gain or loss.

                     COLUMBIA CAPITAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3:      DISPOSITION OF FORMER SUBSIDIARIES - CONTINUED

             Details of the net assets and operations for the subsidiaries are presented below.

                                                                    February 28,
                                             ASSETS                     1997
                                                                    ------------

                Cash                                                $     1,109
                Organization costs, net                                     252
                                                                    ------------

                      Total Assets                                  $     1,361
                                                                    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                Common stock                                        $     5,000
                Contributed capital                                      23,609
                Retained earnings                                       (27,248)
                                                                    ------------

                      Total Liabilities and Shareholder's Equity    $     1,361
                                                                    ============

                                                                     For the two
                                                                    months ended
                                                                    February 28,
                                                                        1997
                                                                    ------------

              Legal and professional expense                        $     1,400
              Amortization expense                                           32
                                                                    ------------

                      Net loss                                      $    (1,432)
                                                                    ============

NOTE 4:      ACQUISITION OF FIRST INDEPENDENT COMPUTERS, INC.

             On April 30, 1997, Mr. Glenn M. Gallant and Mr. Douglas R. Baetz purchased all of the issued and outstanding stock of First Independent Computers, Inc. then owned by Security Shares, Inc., a bank holding company, for $1,600,000. The transaction was accounted for utilizing "pushdown accounting", whereby all assets and liabilities of FICI were restated at their estimated market value on the purchase date. The fair market value of the restated assets was $1,200,746 and the fair value of the restated liabilities was $574,670 at May 1, 1997. The purchase price (equity) of $1,600,000 plus the restated liabilities of $574,670 totaled $2,174,670 less the restated assets of $1,200,746 resulted in the recording of $973,924 as goodwill which was amortized over an estimated benefit period of twenty years.

             Goodwill amortization expense amounted to $4,058 monthly, with $48,696 of amortization expense included in the years ended December 31, 1999 and 1998, and $32,466 (from May 1, 1997 to
             December 31, 1997) included in the year ended December 31, 1997 results of operation. See Note 20 for additional information on the recorded goodwill.

                     COLUMBIA CAPITAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4:      ACQUISITION OF FIRST INDEPENDENT COMPUTERS, INC. - CONTINUED

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

             In connection with the closing of the Stock Purchase Agreement, the Company issued 618,750 shares of common stock to Baytree Associates, Inc., a third party which was not affiliated with Messrs. Baetz and Gallant, as a fee for services rendered to the Company for arranging the transactions which are the subject of the Stock Purchase Agreement.

             The accompanying 1997 financial statements have been presented, for accounting purposes, as a recapitalization of FICI, with FICI as the acquirer of the Company. Further, in connection with the transactions relating to the Stock Purchase Agreement and the acquisition of the FICI common stock by Messrs. Baetz and Gallant, such persons obtained a controlling interest in FICI and, thereafter, the Company. Therefore, these transactions were transactions between entities under common control. Accordingly, the business combination between the Company and FICI was accounted for in a manner similar to a pooling of interests, whereby the accounts of the entities involved were not revalued, rather they were combined at their historical basis.

             The Company's consolidated financial statements were restated to include the results of operations of FICI from May 1, 1997, the acquisition date of FICI by Messrs. Baetz and Gallant. There were no adjustments to net assets of the combining companies necessary for either to adopt the same accounting practices.

NOTE 5:      ACQUISITION OF FI-SCRIP

             As of January 1, 1999, the former primary shareholders of the Company contributed all of the common stock of Fi-Scrip to the Company for no consideration. The contribution of capital was not significant to the financial position of the Company. Fi-Scrip became a wholly-owned subsidiary of the Company effective January 1, 1999. FICI provides various services to Fi-Scrip in the performance of its merchant card processing.

NOTE 6:      CANCELLATION OF CONTRACT AND MANAGEMENT'S PLANS

             On March 4, 1999, the Company received notice that the BestBank credit card portfolio held by the FDIC, in which the Company derived approximately 84% of its total operating revenue from processing, as measured in 1998, was being terminated and the Company's processing services on the portfolio were also being terminated. The loss of this customer has had a material adverse effect on the Company's operations in 1999 and is likely to continue to affect the Company's operations in 2000, should managements expectations on securing replacement processing contracts fail.

                     COLUMBIA CAPITAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6:      CANCELLATION OF CONTRACT AND MANAGEMENT'S PLANS - CONTINUED

             The ability of the Company to continue as a going concern is dependent on its ability to adjust its operations through the implementation of a restructuring plan. The Company has developed several budget scenarios which will aid management in implementing possible expense reduction techniques aimed at alining expenses with various revenue projections. Management of the Company is working on several fronts to develop and secure replacement processing contracts, as follows:

             o The Company has implemented a plan for the reduction of fixed operating costs, including restructuring and/or renegotiating certain operating lease agreements. This reduction in fixed operating costs will be implemented in phases as dictated by the economics of the Company's future operations.

             o The Company is currently working with approximately 12 different entities, including CNG- the Company's primary shareholders, to secure processing contracts each representing from $30,000 to $2,000,000 in additional processing revenue per year. Letters of intent and contracts, have been secured for replacement processing with revenue estimated to be approximately $2,500,000 in the year ended December 31, 2000. Additionally, revenue from processing of the Best Bank portfolio managed by the FDIC, although terminated by the FDIC effective May 17, 1999, amounted to $3,064,150 or 60% of the Company's total revenue for the year ended December 31, 1999.

             o The Company has developed and integrated a marketing plan for attracting new business, which includes the signing of a contract with one of its major software suppliers, creating an alliance between the two entities for the referral of new business. Additionally, in November 1999, the Company appointed an individual to the position of Vice President of Marketing.

NOTE 7:      FINANCIAL INSTRUMENTS

             The estimated fair values of the Company's financial instruments at December 31, 1999 were as follows:

                                                                       Carrying           Fair
                                                                        Amount            Value
                                                                      ------------    ------------
             Financial assets:
                Cash and interest bearing deposits with banks         $ 2,634,740     $ 2,634,740
                Accounts receivable                                       319,079         319,079
                Federal income tax receivable                             556,774         556,774

             Financial liabilities:
                Notes payable                                         $   137,288     $   137,288

                     COLUMBIA CAPITAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 7:      FINANCIAL INSTRUMENTS - CONTINUED

             The estimated fair values of the Company's financial instruments at December 31, 1998 were as follows:

                                                                        Carrying          Fair
                                                                         Amount           Value
                                                                      ------------    ------------

             Financial assets:
                Cash and interest bearing deposits with banks         $   769,400     $   769,400
                Accounts receivable                                       447,844         447,844
                Federal income tax receivable                              81,602          81,602

             Financial liabilities:
                Notes payable                                         $   854,577     $   854,577
                Accrued interest payable                                    5,945           5,945

             The estimated fair values of the Company's financial instruments at December 31, 1997 were as follows:

                                                                        Carrying          Fair
                                                                         Amount           Value
                                                                      ------------    ------------

             Financial assets:
                Cash and interest bearing deposits with banks         $   321,439    $    321,439
                Accounts receivable                                       522,538         522,538

             Financial liabilities:
                Notes payable                                         $ 1,300,000     $ 1,300,000
                Accrued interest payable                                   11,589          11,589

             The method(s) and assumptions used to estimate the fair value of financial instruments are disclosed in Note 1, "Fair Values of Financial Instruments".

NOTE 8:      EXTRAORDINARY ITEM

             The Company derived a substantial portion of its revenue by processing certain credit card accounts for the FDIC, as Receiver for BestBank of Boulder, Colorado. On December 24, 1998, RRI Credit Corporation (RRICC), was awarded the contract to purchase the accounts from the FDIC. The purchase and sale agreement between RRICC and the FDIC called for a $1,000,000 non-refundable deposit to be paid by RRICC. On December 14, 1998, the Company entered into an initial processing services agreement with RRICC for the processing of the accounts should RRICC's bid be accepted. In consideration for the initial processing agreement, the Company agreed to and did lend RRICC, on a non-recourse basis unless returned by the FDIC, the principal sum of $1,000,000, which in turn was paid to the FDIC by RRICC as a non-refundable deposit. Due to certain circumstances, RRICC was unable to close the purchase with the FDIC; therefore, the Company charged off the $1,000,000 loan to RRICC at December 31, 1998.

                     COLUMBIA CAPITAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9:      INCOME TAXES

             The Company files a consolidated federal income tax return; however, federal income taxes are allocated between the Company and its subsidiaries based on statutory rates. The consolidated income tax expense, as a percentage of pretax earnings, differs from the statutory federal income tax rate in the years ended December 31, 1999, 1998 and 1997, as follows:

                                                                              1999         1998        1997
                                                                         ------------ ------------ ------------

             Statutory federal income tax rate                             (34.00)%      34.00%      (34.00)%
             Nondeductible expenses                                          1.67         2.28         6.10
             Valuation allowance on net operating loss carryforwards         8.79           -            -
             Other                                                           (.09)        (.13)        7.21
                                                                         ------------ ------------ ------------

                Effective income tax rate                                  (23.63)%      36.15%      (20.69)%
                                                                         ============ ============ ============

             Income tax (benefit) expense in the years ended December 31, 1999, 1998 and 1997, is comprised of the following:

                                                                             1999         1998         1997
                                                                         ------------ ------------ ------------

             Current income tax (benefit) expense                        $  (576,373) $   632,499  $  (110,723)
             Deferred income tax (benefit) expense                          (423,565)     140,129            -
                                                                         ------------ ------------ ------------

                                                                         $  (999,938) $   772,628  $  (110,723)
                                                                         ============ ============ ============

             As of December 31, 1999, the Company filed for refunds for federal income taxes amounting to $556,774, representing amounts paid in previous periods. The receivable for these claims is recorded as a component of current assets.

             Income tax expense (benefit) is allocated between operations and the extraordinary item for the year ended December 31, 1998, as follows:

             Income tax expense:
                Continuing operations                               $ 1,112,628
                Extraordinary item                                     (340,000)
                                                                    ------------
                      Total                                         $   772,628
                                                                    ============

             The tax effects of temporary differences that gave rise to deferred tax assets (liabilities) as of December 31, 1999, 1998 and 1997, respectively:

                                                                             1999         1998         1997
                                                                         ------------ ------------ ------------
             Deferred tax assets
             -------------------
                Net operating loss carryforwards                         $   863,337  $         -  $   122,209
                Other                                                          7,514       75,332       52,033
                                                                         ------------ ------------ ------------

                      Total deferred tax assets                              870,851       75,332      174,242

                     COLUMBIA CAPITAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9:      INCOME TAXES - CONTINUED

                                                                             1999         1998         1997
                                                                         ------------ ------------ ------------
             Deferred tax liabilities
             ------------------------

                Depreciation and amortization                                (97,930)     (41,219)           -
                                                                         ------------ ------------ ------------

                      Total deferred tax liabilities                         (97,930)     (41,219)           -

                Valuation allowance                                         (371,954)           -            -
                                                                         ------------ ------------ ------------

                      Net deferred tax asset                             $   400,967  $    34,113  $   174,242
                                                                         ============ ============ ============

             At December 31, 1997, the Company had net operating loss carryforwards available for federal income tax purposes which was fully utilized in the year ended December 31, 1998. At December 31, 1999, the Company had net operating loss carryforwards available for federal tax income tax purposes amounting to $2,698,524, which expire in the year 2014. Of this amount, management has determined that approximately $1,090,000 may not be utilized in future periods, primarily due to separate company limitations that may restrict the utilization of the net operating loss carryforwards. Accordingly, the Company has recorded a valuation allowance related to these possible limitations and the uncertainty of utilization of the net operating loss carryforwards. The following summarizes the changes in the valuation allowance in the year ended December 31, 1999:

                Valuation allowance at beginning of period           $        -

                Valuation allowance established during the period       371,954
                                                                     -----------

                Valuation allowance at end of period                 $  371,954
                                                                     ===========

NOTE 10:      NOTES PAYABLE

              FICI, on September 16, 1999 effectively terminated an $800,000 unsecured operating line of credit through Century Financial Group, Inc., a company owned by the Company's then primary shareholders. FICI through negotiations with Century Financial Group, Inc., was able to offset $576,352 in accounts receivable from Century to FICI against the $827,921 balance of the line of credit, which included $27,921 in accrued interest payable, and through its parent company the Company issued 1,006,276 shares of common stock in consideration of the remaining $251,569 balance of the line of credit. The line of credit carried an annual percentage rate of 10%. Under the terms of the line of credit, FICI paid interest on a monthly basis with the unpaid principal due at maturity, September 15, 1999. The outstanding balance on the line of credit as of December 31, 1998 and 1997 was $700,000 and $1,300,000, respectively.

              Fi-Scrip, on September 16, 1999, effectively terminated an operating line of credit through Century Financial Group, Inc., a company owned by the Company's former primary shareholders. The Company issued 730,236 shares of the Company's common stock in consideration of the $182,559 balance of the line of credit, including $6,604 in accrued interest payable. The line of credit, dated May 1, 1998, with the same Century Financial Group, Inc. provided Fi-Scrip with a maximum operating line of credit of $250,000. The note carried an annual percentage rate of 10%. Under the terms of the note, Fi-Scrip paid interest on a monthly basis with the unpaid principal due on demand.

                     COLUMBIA CAPITAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10:      NOTES PAYABLE - CONTINUED

              FICI has a real estate lien note through American State Bank formerly Security State Bank. The real estate note, dated August 1, 1998, in the amount of $160,000 carries an annual interest rate of Wall Street prime plus 1%, with a maturity date of August 1, 2001. The note is secured by a deed of trust to a building in which the note proceeds were used to purchase and renovate. The outstanding balance on the note as of December 31, 1999 and December 31, 1998 was $137,288 and $154,577, respectively.

NOTE 11:      LEASE OBLIGATIONS

              The Company has entered into various operating lease agreements. Under terms of an operating lease with IBM Corporation, certificates of deposit with a carrying value of $401,000 at December 31, 1999 were pledged as collateral against Bank One letters of credit in favor of IBM. Under terms of an operating lease with Timmermen Leasing, a certificate of deposit with a carrying value of $100,000 at December 31, 1999, was pledged as collateral. The future minimum payments for leased property under these noncancellable lease agreements for each of the next five years (no commitments for leased property extend more than five years) ending December 31, 2004 are as follows:

                               2000                              $    1,229,817
                               2001                                     862,878
                               2002                                     306,805
                               2003                                     102,523
                               2004                                      90,330
                                                                 ---------------

                  Lease obligations                              $    2,592,353
                                                                 ===============

              On August 24, 1999 the Company entered into a new lease for its office space, 36,182 square feet, from American State Bank at an annual cost of approximately $282,168. The former lease made on August 1, 1997, which included 52,248 square foot at a rate of $400,000 per year, was for a term of two years expiring July 31, 1999 with a 180 day termination clause.

NOTE 12:      MARKET RISK AND CONCENTRATIONS

              For the year ended December 31, 1999, revenue from the Best Bank portfolio accounted for approximately $3,064,150 or 60% of the Company's total revenues and revenue from Fi-Scrip accounted for approximately $645,623 or 13% of the Company's total revenues. No other customers accounted for 10% or more of the Company's total revenues. Since the Best Bank failure in July 1998 the Company continued its role as processor for the portfolio accounts through May 17, 1999, in which it was receiving payment from the FDIC for its processing costs.

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

                     COLUMBIA CAPITAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13:      RELATED PARTY TRANSACTIONS

              FICI's former financing source, Century Financial Group, Inc.
              (CFG), is owned by the Company's former primary shareholders, Glenn Gallant and Douglas Baetz. Note payable balances to CFG as of the years ended December 31, 1999, 1998 and 1997 were $0, $700,000, and $1,300,000. Interest expense to CFG amounted to $57,671, $96,657 and $0 for the years ended December 31, 1999, 1998 and 1997, respectively. Accrued interest payable for the years ended December 31, 1999, 1998 and 1997 was $0, $5,945 and $0.

              On December 1, 1997, FICI entered into a lease agreement with The Century Group, Inc., (the Landlord), owned by the Company's former primary shareholders Glenn Gallant and Douglas Baetz, for office space located at 2701 West Oakland Park Boulevard, Ft. Lauderdale, Florida, 33311. The term of the lease is for one year for the sum of $31,746, plus applicable sales and use taxes. The Company also agreed to pay the Landlord, as additional rent for its share of the operating expenses associated with the premises. On December 1, 1998 the lease for office space located at 2701 West Oakland Park Boulevard, Ft. Lauderdale, Florida expired and the Company did not renew the lease.

NOTE 14:      STOCK OPTION PLAN

              The Company adopted a stock plan to provide for the granting of options to senior management of the Company. As of December 31, 1999, the Company has allocated 1,250,000 shares of stock for issuance under the plan. On July 1, 1998 and August 6, 1999 the Company granted 316,666 and 550,000 options, respectively. The options expire five years from the date of issuance. On December 24, 1998, the Company amended the exercise price of the options previously granted on July 1, 1998.

              The following table shows the vesting schedule and the exercise price, as amended, for each of the five current and two former directors awarded options on July 1, 1998.

                                                            Options vested
                                                 -------------------------------------- Total Options
                                        Exercise    July 1,    October 1,   January 1,   Vested and
                    Director             Price       1998         1998         1999      Outstanding
              ----------------------- ---------- ------------ ------------ ------------ --------------
              Glenn M. Gallant            $ .62       16,666       16,667          -           33,333
              Douglas R. Baetz            $ .62       16,666       16,667          -           33,333
              Kenneth A. Klotz            $ .48       16,666       16,667       16,667         50,000
              Charles LaMontagne          $ .48       16,666       16,667       16,667         50,000
              Olan Beard                  $ .48       16,666       16,667       16,667         50,000
              Donald Thone                $ .48       16,666       16,667       16,667         50,000
              Robert Feldman              $ .48       16,666       16,667       16,667         50,000
                                                                                        --------------
                                                                                              316,666
                                                                                        ==============

                     COLUMBIA CAPITAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14:      STOCK OPTION PLAN - CONTINUED

              The following table shows the vesting schedule and the exercise price for each of the five directors awarded options on August 6, 1999.

                                                       Options vested
                                                 -------------------------- Total Options
                                        Exercise   August 6,   October 22,   Vested and
                    Director             Price       1998         1998       Outstanding
              ----------------------- ---------- ------------ ------------  --------------
              Kenneth A. Klotz            $ .23       50,000      100,000         150,000
              Charles LaMontagne          $ .23       50,000      100,000         150,000
              Olan Beard                  $ .23       50,000      100,000         150,000
              Donald Thone                $ .23       50,000          -            50,000
              Robert Feldman              $ .23       50,000          -            50,000
                                                                            --------------
                                                                                  550,000
                                                                            ==============

              Messrs. Baetz and Gallant, having greater than 10% of the outstanding shares of the Company at July 1, 1998, were granted options with an exercise price set at 110% of the fair market value of the Company's common stock at the date of the grant. The remaining five directors were granted options with an exercise price set at 85% of the fair market value of the Company's common stock at the date of the grant. As of December 31, 1999 no options under the plan had been exercised

              The 100,000 options granted to each of Messrs. Klotz, LaMontagne and Beard on August 6, 1999 and vesting on November 16, 1999, originally were to vest over a two year period, beginning with 50,000 vesting on August 6, 2000 and 50,000 vesting on August 6, 2001, but were accelerated by the change in control of the Company's shareholders on October 22, 1999.

              The Company accounts for the options in accordance with Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, under which compensation cost is recognized for the difference in the option's exercise price and the fair market value of the stock as of the date of each grant over the vesting period. The effect of further compensation cost for the plan, had it been included in the income statement as provided for in SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, would have resulted in an insignificant reduction to the Company's net earnings and earnings per share on a pro forma basis, based on estimates using an accepted options pricing model.

                     COLUMBIA CAPITAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15:      CONDENSED FINANCIAL INFORMATION - PARENT COMPANY

              The following represents consolidated financial information of the parent company as of and for the years ended December 31, 1999 and 1998 utilizing the equity method of accounting.

              CONDENSED BALANCE SHEET:

                                    ASSETS                                December 31,       December 31,
                                                                              1999               1998
                                                                         ---------------    --------------
              Current assets
                Cash and cash equivalents                                $         -        $       1,061
                Prepaid expenses and other assets                                36,820           106,000
                Federal income tax receivable                                      -              582,609
                Due from subsidiaries                                         1,920,928              -
                                                                         ---------------    --------------
                  Total current assets                                        1,957,748           689,670

              Other assets
                Deferred tax asset                                               17,637              -
                Other investments                                                90,000              -
                Investment in subsidiaries                                      792,635         3,853,166
                                                                         ---------------    --------------
                  Total other assets                                            900,272         3,853,166
                                                                         ---------------    --------------

                TOTAL ASSETS                                             $    2,858,020     $   4,542,836
                                                                         ===============    ==============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

              LIABILITIES
                Accrued expenses and other liabilities                   $       90,562            69,445
                Due to subsidiaries                                                -            1,586,975
                                                                         ---------------    --------------
                  Total current liabilities                                      90,562         1,656,420

              SHAREHOLDERS' EQUITY
                Common stock                                                     38,512            12,765
                Capital surplus                                               5,891,096         1,990,715
                Retained (deficit) earnings                                  (3,162,150)          882,936
                                                                         ---------------    --------------
                  Total shareholders' equity                                  2,767,458         2,886,416
                                                                         ---------------    --------------

                TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $    2,858,020     $   4,542,836
                                                                         ===============    ==============

                     COLUMBIA CAPITAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15:      CONDENSED FINANCIAL INFORMATION - PARENT COMPANY - CONTINUED

                                                                                    Years ended
                                                                         ---------------------------------
                                                                            December 31,      December 31,
                                                                             1999              1998
                                                                         ---------------    --------------
              CONDENSED STATEMENT OF OPERATIONS:

              REVENUES
                Undistributed (loss) earnings of subsidiaries            $   (2,722,064)    $   2,473,197

              EXPENSES
                Stockholder costs and fees                                        5,115             8,830
                Professional and outside services                               405,584           485,615
                Marketing                                                       106,987           171,833
                Other operating                                                   2,503             1,569
                                                                         ---------------    --------------
                  Total operating expenses                                      520,189           667,347

                Compensation to directors                                        10,000            10,000
                                                                         ---------------    --------------
                  Total other expense                                            10,000            10,000
                                                                         ---------------    --------------

              (LOSS) INCOME BEFORE FEDERAL INCOME TAX                        (3,252,253)        1,795,350
                Income tax benefit                                              (20,636)         (229,325)
                                                                         ---------------    --------------
              (LOSS) INCOME BEFORE EXTRAORDINARY LOSS                        (3,231,617)        2,024,675
                Extraordinary loss                                              -                 660,000
                                                                         ---------------    --------------
              Net (loss) income                                          $   (3,231,617)    $   1,364,675
                                                                         ===============    ==============

              CONDENSED STATEMENT OF CASH FLOWS:

              CASH FLOWS FROM OPERATING ACTIVITIES
                Net (loss) income                                        $   (3,231,617)    $   1,364,675
                Adjustments to reconcile net (loss) income
                  to net cash provided by operations
                      Undistributed loss (earnings) in subsidiaries           2,722,063        (2,473,197)
                      Increase in receivables                                (1,338,319)         (582,609)
                      Decrease (increase) in prepaid
                            expenses and other assets                            51,543           (90,976)
                      (Decrease) increase in accruals
                            and accounts payable                             (1,565,859)        1,471,729
                                                                         ---------------    --------------
                Net cash used by operating activities                        (3,362,189)         (310,378)

                CASH FLOWS FROM INVESTING ACTIVITIES
                  Other investments                                             (90,000)             -
                                                                         ---------------    --------------
                Net cash used by investing activities                           (90,000)             -

                CASH FLOWS FROM FINANCING ACTIVITIES
                  Proceeds from line of credit, net of payments                 451,128
                  Issuance of common stock                                    3,000,000           309,750
                                                                         ---------------    --------------
                Net cash provided by financing activities                     3,451,128           309,750

              NET DECREASE IN CASH AND CASH EQUIVALENTS                          (1,061)             (628)
              Cash and cash equivalents at beginning of year                      1,061             1,689
                                                                         ---------------    --------------
              CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $         -        $       1,061
                                                                         ===============    ==============

                     COLUMBIA CAPITAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15:      CONDENSED FINANCIAL INFORMATION - PARENT COMPANY - CONTINUED

              The following represents financial information of the parent company as of and for the year ended December 31, 1997, utilizing the equity method of accounting:

              CONDENSED BALANCE SHEET:

                    ASSETS

                Current assets
                  Cash and cash equivalents                           $        1,689
                  Prepaid expenses and other assets                           15,024
                  Deferred tax asset                                          13,284
                                                                      ---------------
                    Total current assets                                      29,997
                Investment in subsidiary                                   1,379,969
                                                                      ---------------

                    TOTAL ASSETS                                      $    1,409,966
                                                                      ===============

                    LIABILITIES AND SHAREHOLDERS' EQUITY

              LIABILITIES
                Accrued expenses and other liabilities                $        5,000
                Due to subsidiary                                            192,975
                                                                      ---------------
                  Total current liabilities                                  197,975

              SHAREHOLDERS' EQUITY
                Common stock                                                  12,500
                Capital surplus                                            1,681,230
                Retained deficit                                            (481,739)
                                                                      ---------------
                  Total shareholders' equity                               1,211,991
                                                                      ---------------

                    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $    1,409,966
                                                                      ===============


              CONDENSED STATEMENT OF OPERATIONS:

              REVENUES
                Undistributed loss of subsidiary                      $     (220,031)

              EXPENSES
                Stockholder costs and fees                                       581
                Professional and outside services                             27,851
                Amortization expense                                             189
                Costs related to acquisition                                 186,921
                Other operating                                                  647
                                                                      ---------------
                  Total operating expenses                                   216,189

                Loss related to discontinued operations                       (1,432)
                                                                      ---------------

              LOSS BEFORE FEDERAL INCOME TAX                                (437,652)
                Income tax benefit                                           (13,284)
                                                                      ---------------
              NET LOSS                                                $     (424,368)
                                                                      ===============

                     COLUMBIA CAPITAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15:      CONDENSED FINANCIAL INFORMATION - PARENT COMPANY - CONTINUED

              CONDENSED STATEMENT OF CASH FLOWS:

              CASH FLOWS FROM OPERATING ACTIVITIES
                Net loss                                              $     (424,368)
                Adjustments to reconcile net loss to
                  net cash provided by operations
                    Undistributed loss of subsidiary                         220,031
                    Depreciation and amortization                                189
                    Increase in prepaid expenses and other assets            (13,436)
                    Increase in accruals and accounts payable                209,515
                                                                      ---------------
                Net cash used by operating activities                         (8,069)
                                                                      ---------------

              NET DECREASE IN CASH AND CASH EQUIVALENTS                       (8,069)

              Cash and cash equivalents at beginning of year                   9,758
                                                                      ---------------

              CASH AND CASH EQUIVALENTS AT END OF PERIOD              $        1,689
                                                                      ===============

NOTE 16:      CONSULTING AGREEMENTS

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

              The fair value of the options granted approximate the value of the services provided by Mr. Markow and has been recognized as a component of consulting fees in the statements of operations over the term of the agreement.

                     COLUMBIA CAPITAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 16:      CONSULTING AGREEMENTS - CONTINUED

              On July 1, 1998, the Company entered into a consulting agreement with Matthias and Berg, LLP (the Firm). The Firm, through its partner, Jeffrey Berg, provides the Company with consulting and litigation services, including long term business, managerial and financial litigation support; investigating and analysis in corporate reorganizations and legal expertise on merger and acquisition opportunities. As compensation for services, the Company granted the Firm options to purchase up to 100,000 shares of common stock, which are the subject of a currently effective registration statement, on the following terms and conditions: (i) options to purchase up to 100,000 shares of common stock at an exercise price of $0.48 per share, exercisable from July 1, 1998. The fair value of consulting and litigation services provided by the Firm is being recognized as the services are provided. As of December 31, 1999 no options have been exercised under the agreement.

NOTE 18:      STOCK PURCHASE AGREEMENT

              On September 16, 1999, pursuant to the terms of an Agreement for Purchase of Stock, dated as of September 16, 1999, and as amended as of December 31, 1999 (the CLCK/CNG Stock Purchase Agreement), by and between the Company and CNG Financial Corporation, an Ohio corporation (CNG), CNG purchased 4,000,000 shares of common stock of the Company for a purchase price of $500,000. CNG is a holding company of subsidiaries which provide consumer financial services. CNG is based in Mason, Ohio.

              On October 22, 1999, CNG obtained a controlling interest in the Company, when pursuant to the terms of the CLCK/CNG Stock Purchase Agreement, CNG acquired an additional 20,000,000 shares of common stock (the Second Installment) for a purchase price of $2,500,000 (the Second Installment Payment). As of the date of this report CNG effectively holds 24,000,000 or 62.3% of the 38,511,512 common shares outstanding. CNG controls in excess of a majority of the issued and outstanding voting securities of the Company, able to elect all of the directors of the Company and effectively control the Company's affairs. The Company has been advised by CNG that the source of payment for the purchase of the 24,000,000 shares was from the working capital line of credit provided by CNG's credit facility lenders.

              The CLCK/CNG Stock Purchase Agreement also provides that CNG shall be granted a Non- Qualified Stock Option (Stock Option) to purchase an additional 10,000,000 shares of common stock for the purchase price of $2,000,000 (the Third Installment Payment), which Stock Option must be exercised by CNG on or before September 16, 2000. The Stock Option is exercisable in whole, and not in part.

              In connection with the CLCK/CNG Stock Purchase Agreement, the Company entered into a stock purchase agreement (the CLCK/Century Stock Purchase Agreement), dated as of September 16, 1999, with Century Financial Group, Inc., a Florida corporation (Century). Century is an affiliate of two of the Company's principal stockholders, Douglas R. Baetz and Glenn M. Gallant. Century and Messrs. Baetz and Gallant are not affiliated with CNG. Under the terms and conditions of the CLCK/Century Stock Purchase Agreement, Century purchased 1,736,512 shares of common stock of the Company in consideration of the cancellation of the obligation of $434,128 due and payable by the Company to Century.

                     COLUMBIA CAPITAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 18:      STOCK PURCHASE AGREEMENT -CONTINUED

              Further, the Company has agreed to issue to Century an additional 1,736,512 shares of Common Stock for no further consideration, in the event that the following contingencies (collectively, the Century Contingencies) are satisfied: (i) that Century shall procure or broker, without compensation, executed processing contracts (the Processing Contracts) between the Company and one or more customers; (ii) that each of the Processing Contracts shall have a term length of not less than five (5) years; (iii) that the Processing Contracts shall collectively generate not less than $150,000 of processing revenues for the Company during the month of March, 2000; and (iv) that CNG shall pay the Second Installment Payment to the Company in accordance with the terms and conditions of the CLCK/CNG Stock Purchase Agreement.

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

              Immediately following the issuance of the 20,000,000 shares and now being entitled to exercise the Stock Option with respect to the additional 10,000,000 shares, CNG will beneficially own 34,000,000 shares of common stock, or 70.01% of the assumed issued and outstanding common stock (48,511,512 shares issued and outstanding for purposes of calculating the percentage of beneficial ownership).

              In the further event that the Century Contingencies are satisfied, and the Company will issue an additional 1,736,512 shares of common stock to Century and Century purchases the 1,000,000 shares of common stock from CNG, CNG will beneficially own 33,000,000 shares of common stock (including options to purchase 10,000,000 shares), or approximately 65.7% of the then issued and outstanding common stock (50,248,024 shares issued and outstanding for purposes of calculating the percentage of beneficial ownership), and Messrs. Baetz and Gallant will collectively beneficially own 15,170,940 shares (including options to purchase 66,666 shares), or approximately 37.6% of the then issued and outstanding common stock (40,314,690 shares issued and outstanding for purposes of calculating the percentage of beneficial ownership).

                     COLUMBIA CAPITAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 19:      BAYTREE SETTLEMENT

              On June 30, 1998, the Company, FICI, Douglas R. Baetz and Glenn M. Gallant filed a complaint (the Complaint) in the United States District Court for the Southern District of Florida (Case No. 98-6701) against Baytree., Michael Gardner (Gardner), certain former officers and directors of the Company, and certain other parties. The complaint alleges claims against the named defendants, including fraud, securities fraud and breach of fiduciary duty, in connection with the transactions related to the Stock Purchase Agreement, entered into as of September 23, 1997, among the Company, FICI, and Messrs. Gallant and Baetz. The complaint seeks relief against the named defendants, including monetary damages relating to improper sales of shares of common stock into the public market by the named defendants and the cancellation of the shares of common stock issued by the Company to Baytree for services rendered for arranging the transactions which are the subject of the Stock Purchase Agreement.

              On September 16, 1999, Baytree and Gardner filed an answer to the Complaint, denying the claims and asserting counterclaims against the Company and affiliates.

              On September 29, 1999, the Company, FICI, Douglas R. Baetz, Glenn
              M. Gallant, Baytree and Gardner entered into a settlement agreement. Under the terms of the settlement agreement each party has agreed to drop the complaints against each of the other parties. Additionally, under terms of the settlement agreement Baytree/Gardner agreed to sell their holdings of 400,000 restricted shares of the Company's common stock to an unaffiliated third party. The Company views the settlement as favorable to the interests of the Company and other shareholders.

NOTE 20:      IMPAIRMENT OF GOODWILL

              Based on circumstances and events which occurred during the year ended December 31, 1999, which includes the termination of the Master Agreement related to the BestBank portfolio (Note 6) and a change in control of the Company's principal shareholders (Note
              18), management of the Company has determined that the significant tangible and intangible assets acquired in the purchase of FICI in 1997, no longer exist or have been fully depreciated and that the related goodwill is fully impaired. Accordingly, the balance of goodwill was written off at December 31, 1999, resulting in a non-recurring charge of $844,066 reflected in the Statement of Operations under the caption other expense.

NOTE 21:      SUBSEQUENT EVENTS

              On February 16, 2000, the Company issued an unsecured promissory note (the Promissory Note) to CNG Financial Corporation, an affiliate of the Company. The Promissory Note, in the principal sum of $500,000, carries an interest rate of 11.75% and is due and payable in one installment, together with all accrued and unpaid interest thereon, on demand; provided, however, that accrued interest shall be payable on March 1, 2000 and on the first day of each month thereafter until the debt is paid in full.

              Effective March 1, 2000, FICI amended its certificate of incorporation effectively changing its name to Finity Corporation. This amendment will not affect current operations of the Company.

                     COLUMBIA CAPITAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 22:      EMPLOYEE BENEFIT PLAN

              The Company and its subsidiaries have an employee benefit plan covering substantially all employees. The plan is a qualified salary reduction plan under Section 401(k) of the Internal Revenue Code, which allows deferral of compensation, effective January 1, 1998. Under this plan, the Company's annual contribution is at the discretion of the Company's Board of Directors and cannot exceed fifteen (15%) of eligible compensation. The Company contributed $74,739, and $54,194 to the plan in 1999 and 1998, respectively.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 COLUMBIA CAPITAL CORP.

                                                 By:/s/Kenneth A. Klotz
                                                    ----------------------------
                                                    Kenneth A. Klotz
                                                    Principal Executive Officer

         Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.


       NAME                           TITLE                           DATE
       ----                           -----                           ----
                           Executive Vice President,             March __, 2000
----------------------     Chief Operating Officer and
Olan Beard                 Director


                           President, Chairman of the            March __, 2000
----------------------     Board of Directors and Director
Kenneth A. Klotz

                           Chief Financial Officer,              March __, 2000
----------------------     Executive Vice President
Charles La Montagne        and Principal Accounting Officer


                           Director                              March __, 2000
----------------------
Robert M. Feldman

                           Director                              March __, 2000
----------------------
Donald L. Thone

                           Director                              March __, 2000
----------------------
Jared Davis

                           Director                              March __, 2000
-----------------------
A. David Davis

                           Director                              March __, 2000
----------------------
Allen Davis

                           Director                              March __, 2000
----------------------
Roland Koch

                           Director                              March __, 2000
----------------------
Harvey A. Wagner