Form 10QSB
period 2000-03-31
COLUMBIA CAPITAL CORP/TX/
filed 2000-05-15
CIK 1051985

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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


                     ______________________________________
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes X No
                                                             ---   ---

The number of shares outstanding of the issuer's Common Stock as of May 15, 2000 was 38,511,512 shares.

Transactional Small Business Disclosure Format (Check one): Yes    No X
                                                               ---   ---

         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


                                            COLUMBIA CAPITAL CORP.
                                    Consolidated Balance Sheets - Unaudited

                                    ASSETS                               March 31,           December 31,
                                                                            2000                 1999
                                                                      -----------------    -----------------
Current assets
     Cash and cash equivalents                                        $      2,630,295     $      2,133,740
     Interest bearing deposits with banks                                      501,000              501,000
     Accounts receivable, net                                                1,034,960              319,079
     Prepaid expenses and other assets                                         392,583              337,468
     Federal income tax receivable                                                   -              556,774
                                                                      -----------------    -----------------
         Total current assets                                                4,558,838            3,848,061

Premises and equipment                                                       1,814,645            1,812,720
     Less accumulated depreciation                                             689,206              607,163
                                                                      -----------------    -----------------
         Net property and equipment                                          1,125,439            1,205,557

Other assets
     Deferred tax asset                                                        400,967              400,967
     Other assets                                                               90,000               90,000
                                                                      -----------------    -----------------
         Total other assets                                                    490,967              490,967
                                                                      -----------------    -----------------

            Total assets                                              $      6,175,244     $      5,544,585
                                                                      =================    =================


                     LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
     Accounts payable                                                 $      2,737,165     $      2,163,382
     Accrued expenses and other liabilities                                  1,290,292              476,457
     Current portion of note payable - American State Bank                      15,790               12,441
     Notes payable - related party                                             500,000                    -
     Accrued interest payable                                                    4,990                    -
                                                                      -----------------    -----------------
         Total current liabilities                                           4,548,237            2,652,280

     Long term portion of note payable - American State Bank                   123,985              124,847
                                                                      -----------------    -----------------
         Total liabilities                                                   4,672,222            2,777,127

SHAREHOLDER'S EQUITY
     Common stock, $.001 par value; 50,000,000 shares
         authorized; 38,511,512 issued and outstanding                          38,512               38,512
     Additional paid-in capital                                              5,891,096            5,891,096
     Retained earnings                                                      (4,426,586)          (3,162,150)
                                                                      -----------------    -----------------
         Total shareholders' equity                                          1,503,022            2,767,458
                                                                      -----------------    -----------------

            Total liabilities and shareholders' equity                $      6,175,244     $      5,544,585
                                                                      =================    =================

The accompanying notes are an integral
part of these consolidated financial statements


                                       COLUMBIA CAPITAL CORP.
                             Consolidated Income Statements - Unaudited

                                                                 For the Three Months
                                                                    Ended March 31,
                                                       ------------------------------------------
                                                              2000                   1999
                                                       -------------------    -------------------
REVENUE
     Credit card revenue                                          289,616              2,673,269
     Banking revenue                                                    -                 73,842
     Mail operations revenue                                       12,342                148,769
     Merchant processing fees                                     293,883                 27,074
     Other                                                            236                 84,950
                                                       -------------------    -------------------
         Total operating revenue                                  596,077              3,007,904

EXPENSES
     Salaries and employee benefits                               746,703                920,183
     Equipment and software lease                                 431,949                598,521
     Facilities rent                                               71,372                100,841
     Repairs and maintenance                                       82,943                137,462
     Depreciation                                                  82,043                 89,675
     Amortization of goodwill                                           -                 12,174
     Computer and office supplies                                  28,286                 95,787
     Telephone                                                     82,306                 78,934
     Professional and outside services                            128,909                332,907
     Travel and entertainment                                      49,434                 22,475
     Other operating                                              153,925                432,635
                                                       -------------------    -------------------
         Total expenses                                         1,857,870              2,821,594
                                                       -------------------    -------------------

INCOME FROM OPERATIONS                                         (1,261,793)               186,310

Other income (expense)
     Interest income                                                9,314                 10,421
     Interest expense                                             (11,957)               (20,272)
                                                       -------------------    -------------------
         Total other income (expense)                              (2,643)                (9,851)
                                                       -------------------    -------------------

INCOME BEFORE TAX                                              (1,264,436)               176,459

     Income tax expense                                                 -                 68,487
                                                       -------------------    -------------------

NET INCOME                                             $       (1,264,436)    $          107,972
                                                       ===================    ===================

Basic earnings per share                               $            -0.03     $             0.01
                                                       ===================    ===================

Diluted earnings per share                             $            -0.03     $             0.01
                                                       ===================    ===================

Weighted average shares outstanding                            38,511,512             12,775,000
                                                       ===================    ===================

The accompanying notes are an integral
part of these consolidated financial statements


                                                 COLUMBIA CAPITAL CORP.
                         Consolidated Statements of Changes in Shareholders' Equity - Unaudited
                                       For the Three Months Ended March 31, 2000




                                                 Common Stock                                    Accumulated
                                      -----------------------------------       Paid-In           (Deficit)
                                          Shares             Amount             Capital            Earnings             Total
                                      ----------------   ----------------   ----------------    ---------------    ----------------
BALANCE - DECEMBER 31, 1998                12,765,000             12,765          1,990,715            882,936           2,886,416

     Issuance of common stock              25,746,512             25,747          3,425,381                              3,451,128
     Acquisition of Fi-Scrip                                                        475,000           (813,469)           (338,469)
     Net loss                                       -                  -                  -         (3,231,617)         (3,231,617)
                                      ----------------   ----------------   ----------------    ---------------    ----------------

BALANCE - DECEMBER 31, 1999                38,511,512             38,512          5,891,096         (3,162,150)          2,767,458

     Net loss                                       -                  -                  -         (1,264,436)         (1,264,436)
                                      ----------------   ----------------   ----------------    ---------------    ----------------

BALANCE - MARCH 31, 2000                   38,511,512    $        38,512    $     5,891,096     $   (4,426,586)    $     1,503,022
                                      ================   ================   ================    ===============    ================

The accompanying notes are an integral
part of these consolidated financial statements


                                            COLUMBIA CAPITAL CORP.
                               Consolidated Statement of Cash Flows - Unaudited

                                                                           For the Three Months
                                                                               Ended March 31,
                                                                  ------------------------------------------
                                                                         2000                   1999
                                                                  -------------------    -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                   $       (1,264,436)    $          107,972
     Adjustments to reconcile net income to
         net cash provided by operations
            Depreciation and amortization                                     82,043                101,849
            Deferred income tax expense                                            -                  8,453
            (Increase) decrease in
                Accounts receivable                                         (159,107)               140,657
                Prepaid expenses and other assets                            (55,115)                80,744
            Increase in
                Accruals and accounts payable                              1,395,095                113,962
                                                                  -------------------    -------------------
Net cash (used in) provided by operating activities                           (1,520)               553,637

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of fixed assets                                                 (1,925)               (13,744)
     Investment in interest bearing deposit                                        -                      -
                                                                  -------------------    -------------------
Net cash used in investing activities                                         (1,925)               (13,744)

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from line of credit, net of payments                           500,000                 95,701
     Proceeds from the sale of stock                                               -                 17,000
     Cash and cash equivalents received in acquisition
         of Fi-Scrip                                                               -                413,216
                                                                  -------------------    -------------------
Net cash provided by financing activities                                    500,000                525,917
                                                                  -------------------    -------------------

NET INCREASE IN CASH
         AND CASH EQUIVALENTS                                                496,555              1,065,810

Cash and cash equivalents at beginning of period                           2,133,740                268,400
                                                                  -------------------    -------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $        2,630,295     $        1,334,210
                                                                  ===================    ===================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Interest expense                                             $            6,967     $           19,423

The accompanying notes are an integral
part of these consolidated financial statements

                             COLUMBIA CAPITAL CORP.
                         Notes to Financial Statements

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of Columbia Capital Corp. (the Company) and its wholly-owned subsidiaries, Finity Corporation ("Finity") and Fi-Scrip, Incorporated (Fi-Scrip). Intercompany accounts and transactions have been eliminated.

         ORGANIZATION AND NATURE OF OPERATIONS

         The Company was organized under the laws of the State of Delaware on February 5, 1993. The Company completed a private offering of its common stock in November 1993 (See Note 2).

         Finity, formerly known as First Independent Computers, Inc. ("FICI"), a Texas corporation, was incorporated on October 21, 1983, pursuant to the provisions of the Texas Business Corporation Act. FICI changed its name to Finity by amendment to its articles of incorporation effective March 1, 2000. Finity's business activities include the processing of credit card purchases for numerous businesses in various industries throughout the United States and data processing for various banks.

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

         ACCOUNTS RECEIVABLE

         The Company utilizes the allowance method for uncollectible accounts receivable. Management estimates the uncollectible accounts and provides for them in the allowance. The balance of the allowance for uncollectible accounts was $20,000 at March 31, 2000 and December 31, 1999.

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

         The computation of basic (loss) earnings per share of common stock is based on the weighted average number of shares outstanding for the three months ended March 31, 2000 and 1999 of 38,511,512 and 12,775,000 respectively, adjusted retroactively to reflect the one for two reverse split effective September 1, 1997. The computation of diluted (loss) earnings per share of common stock is based on the weighted average number of shares and equivalent shares outstanding for the three months ended March 31, 2000 and 1999 of 40,589,888, and 12,775,000 respectively. No potential common shares existed at March 31, 1999; therefore, basic loss per share equals diluted loss per share at that date.

         PREFERRED STOCK

         The Company, under its articles of incorporation, has the authority to issue up to 5,000,000 shares of preferred stock with a par value of $.001 each, totaling $5,000. The Board of Directors is authorized to provide for the issuance of the shares of preferred stock in series by filing a certificate pursuant to the applicable law of the State of Delaware, to establish the number of shares to be included in each such series, and to fix the designations, powers, preferences, rights and limitations of the shares of each series. At March 31, 2000, there were no preferred shares issued or outstanding.

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

         In September and October, 1999, pursuant to the terms of the CLCK/CNG Stock Purchase Agreement, CNG Financial Corporation ("CNG") purchased 24,000,000 shares of common stock of the Company for a purchase price of $3,000,000. Pursuant to the CLCK/CNG Stock Purchase Agreement CNG was granted a stock option to purchase an additional 10,000,000 shares of common stock for the purchase price of $2,000,000, which stock option must be exercised by CNG on or before September 16, 2000. All such options are vested. The stock option is exercisable in whole, and not in part. To date, CNG has purchased a total 24,000,000 shares or 62.3% of the 38,511,512 shares currently issued and outstanding. CNG is currently the Company's principal shareholder and has, as of the date of this report, designated four members to the Board of Directors of the Company.

         In connection with the CNG transaction the Company issued to Century, an affiliate of Messrs. Gallant and Baetz, 1,736,512 shares of common stock in consideration of the cancellation of the obligation of $434,128 due and payable by the Company to Century.


NOTE 3:  ACQUISITION OF FI-SCRIP

         As of January 1, 1999, the primary shareholders of the Company contributed all of the common stock of Fi-Scrip to the Company for no consideration. Fi-Scrip became a wholly-owned subsidiary of the Company effective January 1, 1999.

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

         o The Company is currently working with approximately eight different entities, all unaffiliated with the Company, to secure processing contracts each representing as little as $30,000 and as much as $2,000,000 in additional processing revenue per year. Letters of intent and contracts, have been secured for replacement processing with revenue estimated to be approximately $2,500,000 in the year ended December 31, 2000.

         o The Company has developed and integrated a marketing plan for attracting new business, which includes the signing of a contract with one of its major software suppliers, creating an alliance between the two entities for the referral of new business.

         o At March 31, 2000, the Company had cash balances in excess of $2,500,000.


NOTE 5:  FINANCIAL INSTRUMENTS

         The estimated fair values of the Company's financial instruments at March 31, 2000 were as follows:

                                                                   Carrying           Fair
                                                                    Amount            Value
                                                                  -----------     -----------
           Financial assets:
                Cash and interest bearing deposits with banks     $ 3,131,295     $ 3,131,295
                Accounts receivable                                 1,034,960       1,034,960

           Financial liabilities:
                Notes payable                                     $   639,775     $   639,775
                Accrued interest payable                                4,990           4,990

         The estimated fair values of the Company's financial instruments at December 31, 1999 were as follows:

                                                                     Carrying         Fair
                                                                      Amount          Value
                                                                  -----------     -----------
         Financial assets:
                Cash and interest bearing deposits with banks     $ 2,634,740     $ 2,634,740
                Accounts receivable                                   319,079         319,079
         Financial liabilities:
                Notes payable                                     $   137,288     $  137,288
                Accrued interest payable                                    0              0

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


NOTE 6:  INCOME TAXES

         The Company files a consolidated federal income tax return; however, federal income taxes are allocated between the Company and its subsidiaries based on statutory rates. The consolidated income tax expense, as a percentage of pretax earnings, differs from the statutory federal income tax rate as follows:

                                                                             Three Months Ended
                                                                                 March 31,
                                                                         -------------------------
                                                                            2000           1999
                                                                         -----------   -----------
           Statutory federal income tax rate                                  34.00%        34.00%
           Non-deductible expenses                                              -            3.37
           Valuation allowance on net operating loss carryforwards              -             -
           Other                                                                -            1.44
                                                                         -----------   -----------
                Effective income tax rate                                       -  %        38.81%
                                                                         ===========   ===========
         Income tax expense is comprised of the following:

           Current income tax expense                                    $      -      $   60,034
           Deferred income tax expense                                          -           8,453
                                                                         -----------   -----------
                                                                         $      -      $   68,487
                                                                         ===========   ===========

         The tax effects of temporary differences that gave rise to deferred tax assets (liabilities) as of March 31, 2000 and December 31, 1999, respectively:

                                                                            2000           1999
                                                                         -----------   -----------
           Deferred tax assets
                Net operating loss carryforwards                         $1,293,246    $  863,337
                Other                                                         9,887         7,514
                                                                         -----------   -----------

                      Total deferred tax assets                           1,303,133       870,851

           Deferred tax liabilities
           ------------------------

                Depreciation and amortization                              (100,303)      (97,930)

           Valuation allowance                                             (801,863)      371,954)
                                                                         -----------   -----------

                      Net deferred tax asset                             $  400,967    $  400,967
                                                                         ===========   ===========

           At December 31, 1999, the Company had net operating loss carryforwards available for federal income tax purposes of approximately $3,500,000, which expire in the years 2014 - 2015. Of this amount, management has determined that approximately $2,350,000 may not be utilized in future periods. Additionally, the Company believes, based on current operating losses, that it is more likely than not that the Company will not recover deferred tax assets in excess of approximately $400,000. Accordingly, a valuation allowance related to the uncertainty of utilization of the net operating loss carryforwards has been recorded. The following summarizes the changes in the valuation allowance:

                Valuation allowance at January 1, 1999             $          -

                      Additions during 1999                             371,954
                                                                   -------------
                Valuation allowance at December 31, 1999                371,954

                      Additions during 2000                             429,909
                                                                   -------------

                Valuation allowance at March 31, 2000              $    801,863
                                                                   =============

NOTE 7:  NOTES PAYABLE

         On February 16, 2000, the Company issued a promissory note (the "Promissory Note") to CNG Financial Corporation, an affiliate of the Company. The Promissory Note, in the principal sum of $500,000, carries an interest rate of 11.75% and is due and payable in one installment, together with all accrued and unpaid interest thereon, on demand; provided, however, that accrued interest shall be payable on March 1, 2000 and on the first day of each month thereafter until the debt is paid in full. The outstanding balance and accrued interest payable at March 31, 2000 were $500,000 and $4,990, respectively.

         FICI has a real estate lien note through American State Bank formerly Security State Bank. The real estate note, dated August 1, 1998, in the amount of $160,000 carries an annual interest rate of Wall Street prime plus 1%, with a maturity date of August 1, 2001. The note is secured by a deed of trust to a building in which the note proceeds were used to purchase and renovate. The outstanding balance on the note as of March 31, 2000 was $139,775.

NOTE 8:  LEASE OBLIGATIONS

         The Company has entered into various operating lease agreements. Under terms of an operating lease with IBM Corporation, certificates of deposit with a carrying value of $401,000 at March 31, 2000 were pledged as collateral against Bank One letters of credit in favor of IBM. Under terms of an operating lease with Timmermen Leasing, a certificate of deposit with a carrying value of $100,000 at March 31, 2000, was pledged as collateral. The future minimum payments for leased property under these noncancellable lease agreements for each of the next five years (no commitments for leased property extend more than five years) ending December 31, 2004 are as follows:

                                    2000                            $   950,174
                                    2001                                888,925
                                    2002                                327,233
                                    2003                                120,378
                                    2004                                108,049
                                    2005                                 92,904
                                                                    ------------
                       Lease obligations                            $ 2,487,663
                                                                    ============

         On August 24, 1999 the Company entered into a new lease for its office space, 36,182 square feet, from American State Bank at an annual cost of approximately $282,168. The former lease made on August 1, 1997, which included 52,248 square feet at a rate of $400,000 per year, was for a term of two years expiring July 31, 1999 with a 180 day termination clause.


NOTE 9:  MARKET RISK AND CONCENTRATIONS

         For the three months ended March 31, 2000, merchant processing revenue through Fi-Scrip and processing fees billed to CNG accounted for approximately $81,000 or 21% and $67,000 or 18% of the Company's total revenues, respectively. Greater Nevada Credit Union, Logberg, American State Bank and GMAC accounted for approximately $50,000 or 13%, $44,000 or 12%, $42,000 or 11%, and $31,000 or 10%, of the Company's total revenues, respectively. No other customers accounted for 10% or more of the Company's total revenues.

         For the year ended December 31, 1999, revenue from the Best Bank portfolio accounted for approximately $3,064,150 or 59% of the Company's total revenues and merchant processing revenue accounted for approximately $645,623 or 13% of the Company's total revenues. No other customers accounted for 10% or more of the Company's total revenues. Since the Best Bank failure in July 1998 the Company continued its role as processor for the portfolio accounts through May 17, 1999, in which it was receiving payment from the FDIC for its processing costs.

NOTE 10:  RELATED PARTY TRANSACTIONS

         On February 16, 2000, the Company issued an unsecured promissory note (the Promissory Note) to CNG Financial Corporation, an affiliate of the Company. The Promissory Note, in the principal sum of $500,000, carries an interest rate of 11.75% and is due and payable in one installment, together with all accrued and unpaid interest thereon, on demand; provided, however, that accrued interest shall be payable on March 1, 2000 and on the first day of each month thereafter until the debt is paid in full. The outstanding balance and accrued interest payable at March 31, 2000 were $500,000 and $4,990, respectively.

NOTE 11:  STOCK OPTION PLAN

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

                                                                 Options vested
                                                         ---------------------------------      Total Options
                                        Exercise           July 1,   October 1, January 1,       Vested and
                      Director            Price              1998       1998      1999           Outstanding
              ----------------------    --------         ---------- ---------- ----------       --------------
              Glenn M. Gallant            $ .62             16,666     16,667      -                 33,333
              Douglas R. Baetz            $ .62             16,666     16,667      -                 33,333
              Kenneth A. Klotz            $ .48             16,666     16,667      16,667            50,000
              Charles LaMontagne          $ .48             16,666     16,667      16,667            50,000
              Olan Beard                  $ .48             16,666     16,667      16,667            50,000
              Donald Thone                $ .48             16,666     16,667      16,667            50,000
              Robert Feldman              $ .48             16,666     16,667      16,667            50,000
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

                                                                Options vested
                                                          ----------------------------          Total Options
                                         Exercise         August 6,        October 22,            Vested and
                         Director         Price              1999             1999                Outstanding
              ----------------------    --------          ----------       -----------          --------------
              Kenneth A. Klotz             $ .23           50,000           100,000                   150,000
              Charles LaMontagne           $ .23           50,000           100,000                   150,000
              Olan Beard                   $ .23           50,000           100,000                   150,000
              Donald Thone                 $ .23           50,000           -                          50,000
              Robert Feldman               $ .23           50,000           -                          50,000
                                                                                                    ----------
                                                                                                      550,000
                                                                                                    ==========

         Messrs. Baetz and Gallant, having greater than 10% of the outstanding shares of the Company at July 1, 1998, were granted options with an exercise price set at 110% of the fair market value of the Company's common stock at the date of the grant. The remaining five directors were granted options with an exercise price set at 85% of the fair market value of the Company's common stock at the date of the grant. As of March 31, 2000 no options under the plan had been exercised

         The 100,000 options granted to each of Messrs. Klotz, LaMontagne and Beard on August 6, 1999 and vesting on November 16, 1999, originally were to vest over a two year period, beginning with 50,000 vesting on August 6, 2000 and 50,000 vesting on August 6, 2001, but were accelerated by the change in control of the Company's shareholders on October 22, 1999.

         Effective December 7, 1999, Mr. Roland Koch was granted 125,000 options to purchase the Company's common stock under the plan, with an exercise price of $0.40, 85% of the fair market value of the Company's common stock at the date of the grant. The options will vest over a three year period beginning December 7, 1999 at a rate of 1/3 each year. As of March 31, 2000 Mr. Koch has 41,667 options vested and none have been exercised.

         Effective December 7, 1999, Mr. John Courter was granted 25,000 options to purchase the Company's common stock under the plan, with an exercise price of $0.40, 85% of the fair market value of the Company's common stock at the date of the grant. The options are currently vested as of December 7, 1999. As of March 31, 2000 Mr. Courter has 25,000 options vested and none have been exercised.

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


NOTE 12: CONDENSED FINANCIAL INFORMATION - PARENT COMPANY

         The following represents consolidated financial information of the parent company as of and for the three months ended March 31, 2000 and as of and for the year ended December 31, 1999 utilizing the equity method of accounting.

      CONDENSED BALANCE SHEET:

                                    ASSETS                  March 31,        December 31,
                                                              2000              1999
                                                         --------------   --------------
           Current assets
              Cash and cash equivalents                  $      25,565    $           -
              Prepaid expenses and other assets                 17,500           36,820
              Federal income tax receivable                    -                      -
              Due from subsidiaries                          1,859,054        1,920,928
                                                         --------------   --------------
                Total current assets                         1,902,119        1,957,748

           Other assets
              Deferred tax asset                                17,637           17,637
              Other investments                                 90,000           90,000
              Investment in subsidiaries                      (372,103)         792,635
                                                         --------------   --------------
                Total other assets                            (264,466)         900,272
                                                         --------------   --------------

              TOTAL ASSETS                               $   1,637,653    $   2,858,020
                                                         ==============   ==============

                                                                             March 31,    December 31,
                                                                               2000           1999
                                                                         --------------- ---------------
                      LIABILITIES AND SHAREHOLDERS' EQUITY
           LIABILITIES
              Accrued expenses and other liabilities                     $      134,631  $       90,562
              Due to subsidiaries                                                     -               -
                                                                         --------------- ---------------
                Total current liabilities                                       134,631          90,562

           SHAREHOLDERS' EQUITY
              Common stock                                                       38,512          38,512
              Capital surplus                                                 5,891,096       5,891,096
              Retained (deficit) earnings                                    (4,426,586)     (3,162,150)
                                                                         --------------- ---------------
                Total shareholders' equity                                    1,503,022       2,767,458
                                                                         --------------- ---------------

              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $    1,637,653  $    2,858,020
                                                                         =============== ===============
           CONDENSED STATEMENT OF OPERATIONS:

           REVENUES
              Undistributed (loss) earnings of subsidiaries              $   (1,164,737) $   (2,722,064)

           EXPENSES
              Stockholder costs and fees                                            582           5,115
              Professional and outside services                                  90,601         405,584
              Marketing                                                           5,866         106,987
              Other operating                                                     2,650           2,503
                                                                         --------------- ---------------
                Total operating expenses                                         99,699         520,189

              Compensation to directors                                               -          10,000
                                                                         --------------- ---------------
                Total other expense                                                   -          10,000
                                                                         --------------- ---------------

           (LOSS) INCOME BEFORE FEDERAL INCOME TAX                           (1,264,436)     (3,252,253)
              Income tax benefit                                               (   -   )        (20,636)
                                                                         --------------- ---------------
           Net (loss)                                                    $   (1,264,436) $   (3,231,617)
                                                                         =============== ===============

           CONDENSED STATEMENT OF CASH FLOWS:

           CASH FLOWS FROM OPERATING ACTIVITIES
              Net (loss) income                                          $   (1,264,436) $   (3,231,617)
              Adjustments to reconcile net (loss) income
                to net cash provided by operations
                      Undistributed loss (earnings) in subsidiaries           1,164,737       2,722,063
                      Decrease (increase) in receivables                         61,874      (1,338,319)
                      Decrease in prepaid
                            expenses and other assets                            19,321          51,543
                      Increase (decrease) in accruals
                            and accounts payable                                 44,069      (1,565,859)
                                                                         --------------- ---------------
              Net cash provided by (used by) operating activities                25,565      (3,362,189)

                                                                            March 31,      December 31,
                                                                              2000             1999
                                                                         --------------- ---------------
              CASH FLOWS FROM INVESTING ACTIVITIES
                Other investments                                                -              (90,000)
                                                                         --------------- ---------------
              Net cash used by investing activities                              -              (90,000)

              CASH FLOWS FROM FINANCING ACTIVITIES

                Proceeds from line of credit, net of payments                    -              451,128
                Issuance of common stock                                         -            3,000,000
                                                                         --------------- ---------------
              Net cash provided by financing activities                          -            3,451,128

           NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  25,565          (1,061)
           Cash and cash equivalents at beginning of year                        -                1,061
                                                                         --------------- ---------------

           CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $       25,565  $         -
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

         On July 1, 1998, Columbia Capital Corp. entered into a consulting agreement with Matthias and Berg, LLP ("the Firm"). The Firm, through its partner, Jeffrey Berg, provides the Company with consulting and litigation services, including long term business, managerial and financial litigation support; investigating and analysis in corporate reorganizations and legal expertise on merger and acquisition opportunities. As compensation for services, the Company granted to the Firm options to purchase up to 100,000 shares of Common Stock, which are the subject of a currently effective registration statement, on the following terms and conditions: (i) options to purchase up to 100,000 shares of Common Stock at an exercise price of $0.48 per share, exercisable from July 1, 1998. The fair value of consulting and litigation services provided by the Firm is being recognized as the services are provided. As of March 31, 2000 no options have been exercised under the agreement.


NOTE 14: STOCK PURCHASE AGREEMENT

         On September 16, 1999, pursuant to the terms of an Agreement for Purchase of Stock, dated as of September 16, 1999, and as amended as of December 31, 1999 (the CLCK/CNG Stock Purchase Agreement), by and between the Company and CNG, an Ohio corporation (CNG), CNG purchased 4,000,000 shares of common stock of the Company for a purchase price of $500,000. CNG is a holding company of subsidiaries which provide consumer financial services. CNG is based in Mason, Ohio.

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

NOTE 15: BAYTREE SETTLEMENT

         On June 30, 1998, the Company, FICI, Douglas R. Baetz and Glenn M. Gallant filed a complaint (the Complaint) in the United States District Court for the Southern District of Florida (Case No. 98- 6701) against Baytree., Michael Gardner (Gardner), certain former officers and directors of the Company, and certain other parties. The complaint alleges claims against the named defendants, including fraud, securities fraud and breach of fiduciary duty, in connection with the transactions related to the Stock Purchase Agreement, entered into as of September 23, 1997, among the Company, FICI, and Messrs. Gallant and Baetz. The complaint seeks relief against the named defendants, including monetary damages relating to improper sales of shares of common stock into the public market by the named defendants and the cancellation of the shares of common stock issued by the Company to Baytree for services rendered for arranging the transactions which are the subject of the Stock Purchase Agreement. On September 16, 1999, Baytree and Gardner filed an answer to the Complaint, denying the claims and asserting counterclaims against the Company and affiliates. On September 29, 1999, the Company, FICI, Douglas R. Baetz, Glenn M. Gallant, Baytree and Gardner entered into a settlement agreement. Under the terms of the settlement agreement each party has agreed to drop the complaints against each of the other parties. Additionally, under terms of the settlement agreement Baytree/Gardner agreed to sell their holdings of 400,000 restricted shares of the Company's common stock to an unaffiliated third party. The Company views the settlement as favorable to the interests of the Company and other shareholders.

NOTE 16: IMPAIRMENT OF GOODWILL

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

NOTE 17: AMENDMENT OF CERTIFICATE OF INCORPORATION

         Effective March 1, 2000, FICI amended its certificate of incorporation effectively changing its name to Finity Corporation. This amendment will not affect current operations of the Company.

NOTE 18: EMPLOYEE BENEFIT PLAN

         The Company and its subsidiaries have an employee benefit plan covering substantially all employees. The plan is a qualified salary reduction plan under Section 401(k) of the Internal Revenue Code, which allows deferral of compensation, effective January 1, 1998. Under this plan, the Company's annual contribution is at the discretion of the Company's Board of Directors and cannot exceed fifteen (5%) of eligible compensation. The Company contributed $74,739 to the plan in 1999.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

This report, including the disclosures below, contains certain forward-looking statements that involve substantial risks and uncertainties. Unless the context otherwise requires, the term "Company" refers to Columbia Capital Corp. and its wholly-owned subsidiaries, Finity Corporation, a Texas corporation ("Finity") and Fi-Scrip, Incorporated, a Nevada corporation ("Fi-Scrip"), through which the Company principally conducts its business operations. When used herein, the terms "anticipates," "expects," "estimates," "believes" and similar expressions, as they relate to the Company or its management, are intended to identify such forward-looking statements. The Company's actual results, performance or achievements may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such material differences include inability to replace lost business, inability to generate sufficient additional capital, consolidation of banks and other financial institutions, government regulation, competition and various other factors discussed in this report and in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

OVERVIEW OF PRESENTATION

The following should be read in conjunction with the Consolidated Financial Statements of Columbia Capital Corp., a Delaware corporation ("Columbia"), and the related notes thereto, contained elsewhere in this report.

Columbia was organized under the laws of the State of Delaware on February 5, 1993. Columbia operates through its wholly-owned subsidiaries, Finity, formerly known as First Independent Computers, Inc. ("FICI"), a Texas corporation and Fi-Scrip, Incorporated, a Nevada corporation ("Fi-Scrip"). FICI changed its name to Finity by amendment to its articles of incorporation effective March 1, 2000. The amendment was implemented as part of management's strategic marketing plan and is not expected to have an immediate affect on the operations of the subsidiary. Unless stated otherwise, Columbia, Finity and Fi-Scrip shall hereinafter be referred to collectively as the Company.

The Company has included in this Report the unaudited consolidated financial statements of the Company for the three (3) months ended March 31, 2000 and 1999, which include the consolidated balance sheets of the Company as of March 31, 2000 (unaudited) and December 31, 1999 (audited), and the related consolidated income statements and statements of changes in shareholders' equity and cash flows for the three (3) month periods ended March 31, 2000 and 1999. The consolidated income statements and statements of cash flows of the Company for the three (3) months ended March 31, 2000 and 1999, which form a part of the Company's consolidated financial statements for such periods, reflect the consolidated results of operations and cash flows of the parent holding company, Finity and Fi-Scrip.

RESULTS OF OPERATIONS FOR THE THREE (3) MONTHS ENDED MARCH 31, 2000 AND 1999

Total operating revenues for the three months ended March 31, 2000 decreased approximately 80% to $596,077 from $3,007,904 for the three months ended March 31, 1999. Total operating revenues principally include (i) credit card processing revenues, (ii) mail operations and (iii) merchant processing revenues.

Credit card processing revenues during the three months ended March 31, 2000 decreased 89% to $289,616 from $2,673,269 during the three months ended March 31, 1999. This decrease primarily relates to the loss of the revenues associated with the processing contract (the "Master Agreement") with BestBank of Boulder, Colorado ("BestBank") which was terminated by the Federal Deposit Insurance Corporation ("FDIC") on March 4, 1999.

Banking and financial service revenues during the three months ended March 31, 2000 decreased to $0 from $73,842. This decrease related to the expiration of the Company's processing arrangements with American State Bank during 1999.

Merchant processing revenue was $293,883 and $27,074 for the three months ended March 31, 2000 and 1999, respectively. Merchant processing revenue is from the Company's subsidiary Fi-Scrip, which was consolidated into the Company as of January 1, 1999 and has experienced significant growth in Electronic Benefits Transfer transactions throughout 1999.

Total operating expenses during the three months ended March 31, 2000 decreased 34% to $1,857,869 from $2,821,594 during the three months ended March 31, 1999. Total operating expenses principally include: (i) cost of salaries and employee benefits, (ii) equipment and software expenses, (iii) professional and outside services, as follows:

Cost of salaries and employee benefits during the three months ended March 31, 2000 decreased 19% to $746,703 from $920,183 during the three months ended March 31, 1999. This decrease primarily resulted from a decrease of approximately 16 full time employees through attrition. The Company generally did not replace those employees that left and worked to consolidate job responsibilities among fewer employees. The Company has struggled to maintain its professional staff, including officers, management, computer programmers and equipment operators, following the decreased in demand for credit card processing services relating to the loss of the Master Agreement.

Equipment and software expenses during the three months ended March 31, 2000 decreased 28% to $431,949 from $598,521 during the three months ended March 31, 1999. This decrease primarily related to the Company renegotiating terms of its software lease with PaySys.

Cost of professional and outside services during the three months ended March 31, 2000 decreased 61% to $128,909 from $332,907 during the three months ended March 31, 1999. The decline in professional and outside services expense for 1999 resulted from a decline in the Company's legal and accounting fees.

Further, certain miscellaneous operating expenses, including insurance, postage and delivery fees, and franchise use and sales taxes, during the three months ended March 31, 2000, decreased 64% to $153,924 from $432,635 during the three months ended March 31, 1999. These decreases resulted primarily from no bad debt being recorded during the first quarter of 1999 versus bad debt being recorded during the first quarter of 1999 related to uncollected processing fees on the former BestBank portfolio.

Other income and expenses resulted in net expenses of $2,643 and $9,851 for the three months ended March 31, 2000 and 1999, respectively. Other income and expenses consist of interest income of $9,314 offset by interest expenses of $11,957 for the three months ended March 31, 2000. Other income and expenses consist of interest income of $10,421 offset by interest expenses of $20,272 for the three months ended March 31, 1999.

As a result of the foregoing, the Company generated net loss of $1,264,436 during the three months ended March 31, 2000, as compared to a net income of $107,972 during the three months ended March 31, 1999. This loss primarily resulted from a decline in revenue from credit card processing related to the termination of the Master Agreement.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, the ratio of current assets to current liabilities was 1 to 1 as compared to 1.45 to 1 at December 31, 1999.

The Company's cash flow needs for the three months ended March 31, 2000 were primarily provided from capital injections and borrowings related to the agreements between the Company and its principal shareholder, CNG Financial Corporation ("CNG"). The Company's cash flow needs for the three months ended March 31, 1999 were primarily provided from operations. At March 31, 2000 and December 31, 1999, $20,000 of unallocated reserve for bad debt was carried by the Company. At March 31, 2000, prepaid expenses were $392,583 and are anticipated to be expensed as used in the future. Net property and equipment was $1,125,439 at March 31, 2000.

There were no major capital additions during the three months ended March 31, 2000.

The termination of the Master Agreement, which eliminated approximately 84% of the Company's monthly revenues from processing, as measured during 1998, has had a material adverse affect on the Company's results of operations during the three months ended March 31, 2000 and the year ended December 31, 1999, and is anticipated to have a material adverse effect on the Company's results of operations during the near future unless and until the Company rebuilds and replaces its revenue sources.

Management of the Company hopes the Company will be able to replace the loss of revenue from the Master Agreement and is currently working to negotiate new business to offset such loss. Management is continuing to work to strategically reduce operating costs in an effort to streamline the Company's operations while maintaining the integrity of systems and the overall ability of the Company to move swiftly and effectively to implement new business.

On September 16, 1999, Finity effectively terminated an eight hundred thousand dollars ($800,000) unsecured operating line of credit through Century Financial Group, Inc. ("Century"). Finity agreed to offset $576,352 in accounts receivable from Century to Finity against the $827,921 balance of the line of credit, which included $27,921 in accrued interest payable, and through the Company, issued 1,006,276 shares of Common Stock in consideration of the cancellation of the remaining $251,569 balance of the line of credit. The line of credit carried an annual percentage rate of ten percent (10%). Under the terms of the line of credit, Finity paid interest on a monthly basis with the unpaid principal due at maturity, September 15, 1999.

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

In September and November, 1999, pursuant to the terms of a stock purchase agreement between CNG and the Company (the "CLCK/CNG Stock Purchase Agreement"), CNG purchased 24,000,000 shares of Common Stock for a purchase price of $3,000,000. Pursuant to the CLCK/CNG Stock Purchase Agreement, CNG was granted an option (the "CNG Stock Option") to purchase an additional 10,000,000 shares of Common Stock for the purchase price of $2,000,000. CNG has agreed to exercise the CNG Stock Option at any time that the Company indicates a need for these funds for operations. However, no assurance can be given that CNG will exercise the CNG Stock Options when called upon to do so.

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

On February 16, 2000, the Company entered into a promissory note (the "Note") payable to CNG in consideration of $500,000. The Note is due and payable on demand with accrued interest due and payable monthly at a rate of 11.75%. The accrued interest payable to CNG on March 31, 2000 was $4,990. The proceeds of the note will be used for operations of the Company.

Cash and cash equivalents were $2,630,295 as of March 31, 2000, as compared to $2,133,740 at December 31, 1999. This increase was primarily attributable to proceeds the Company received from the Note.

As of March 31, 2000 and December 31, 1999, the Company's long-term borrowings were $123,985 and $124,847, respectively. Long-term borrowings consisted of the note payable to American State Bank, less the current portion of the note payable.

As of March 31, 2000, the Company had short-term borrowings in the aggregate amount of $515,790, as compared to $12,441 at December 31, 1999. This increase resulted primarily from borrowing under the Note.

In October, 1997, the Company entered into a 36-month equipment lease with IBM related to the Company's credit card processing operations. The Company upgraded the equipment lease in March, 1998 to provide for continued increases in the Company's processing volume and efficiencies, and expansion of business operations. The Company financed the lease agreement by the pledge of certificates of deposit in the aggregate amount of $501,000.

The certificates of deposit are for one-year terms and are automatically renewable for an additional year. The certificates of deposit bear varying rates of interest based on the date of the establishment of the certificates of deposit.

Net cash (used in) provided by operating activities was $(1,520) and $553,637 for the three months ended March 31, 2000 and 1999, respectively. Net cash used by operations during the three months ended March 31, 2000 primarily consisted of net losses from operations, offset primarily by increases in accruals and accounts payable. Net cash provided by operations during the three months ended March 31, 1999 primarily consisted of net income from operations, increases in accruals and accounts payable and deferred income taxes, decreases in accounts receivable, deposits and prepaid expenses and depreciation and amortization.

Net cash used in investing activities was $1,925 and $13,744 for the three months ended March 31, 2000 and 1999, respectively. In the three months ended March 31, 2000, the Company utilized $1,925 to purchase certain fixed assets. In the three months ended March 31, 1999, the Company utilized $13,744 to purchase certain fixed assets.

Net cash provided by financing activities was $500,000 and $525,917 for the three months ended March 31, 2000 and 1999, respectively. In the three months ended March 31, 2000, the Company received proceeds of $500,000 from the Note. For the three months ended March 31, 1999, the Company drew $95,701 on the Line of Credit with Century, net of payments, received proceeds of $17,000 from the issuance of common stock and benefited from $413,216 in cash and cash equivalents related to the acquisition of Fi-Scrip.


PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits
     --------

     27.  Financial Data Schedule

Reports on Form 8-K
-------------------

         None

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBIA CAPITAL CORP.


Dated: May 15, 2000                         By:  /s/ Kenneth A. Klotz
                                                 -------------------------------
                                                     Kenneth A. Klotz
                                                     President


Dated: May 15, 2000                         By:  /s/ Charles La Montagne
                                                 -------------------------------
                                                     Charles La Montagne
                                                     Chief Financial Officer