Form 10QSB
period 2000-06-30
FINITY HOLDINGS INC
filed 2000-08-14
CIK 1051985

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

                                       OR

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

                        Commission file number: 001-13749

         FINITY HOLDINGS, INC., formerly known as COLUMBIA CAPITAL CORP.
--------------------------------------------------------------------------------
            (Name of small business issuer specified in its charter)

           Delaware                                              11-3210792
---------------------------------                             ---------------
(State or other jurisdiction                                  (I.R.S. Employer
of incorporation or organization)                            Identification No.)

                   1157 North 5th Street, Abilene, Texas 79601
                   -------------------------------------------
          (Address of principal executive offices, including zip code)

                                  915-674-3110
                      ------------------------------------
                (Issuer's telephone number, including area code)


                    ----------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes X No -----

The number of shares outstanding of the issuer's Common Stock as of June 30, 2000 was 48,511,512 shares.

Transactional Small Business Disclosure Format (Check one):   Yes [ ]    No [X]

         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


                                  COLUMBIA CAPITAL CORP.
                                CONSOLIDATED BALANCE SHEETS
                               JUNE 30, 2000 (UNAUDITED) AND
                                DECEMBER 31, 1999 (AUDITED)

                                                                             June 30,            December 31,
                                    ASSETS                                     2000                  1999
                                                                           (Unaudited)             (Audited)
                                                                          ---------------      ---------------
Current assets
     Cash and cash equivalents                                            $    1,081,571       $    2,133,740
     Interest bearing deposits with banks                                        501,000              501,000
     Accounts receivable, net                                                  1,060,168              319,079
     Prepaid expenses and other assets                                           377,967              337,468
     Federal income tax receivable                                                     -              556,774
                                                                          ---------------      ---------------
         Total current assets                                                  3,020,706            3,848,061

Property and equipment                                                         1,817,687            1,812,720
     Less accumulated depreciation                                               771,387              607,163
                                                                          ---------------      ---------------
         Net property and equipment                                            1,046,300            1,205,557

Other assets
     Deferred tax asset                                                          400,967              400,967
     Other assets                                                                 90,000               90,000
                                                                          ---------------      ---------------
         Total other assets                                                      490,967              490,967
                                                                          ---------------      ---------------

            TOTAL  ASSETS                                                 $    4,557,973       $    5,544,585
                                                                          ===============      ===============


                     LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
     Accounts payable                                                     $    1,472,360       $    2,163,382
     Accrued expenses and other liabilities                                      804,544              476,457
     Current portion of note payable - American State Bank                        13,055               12,441
     Notes payable - related party                                                     -                    -
     Accrued interest payable                                                     29,275                    -
                                                                          ---------------      ---------------
         Total current liabilities                                             2,319,234            2,652,280

     Long term portion of note payable - American State Bank                     122,348              124,847
                                                                          ---------------      ---------------
         Total liabilities                                                     2,441,582            2,777,127

SHAREHOLDER'S EQUITY
     Common stock , $.001 par value; 100,000,000 shares authorized;
         48,511,512 issued and outstanding June 30, 2000
         38,511,512 issued and outstanding December 31, 1999                      48,512               38,512
     Additional paid-in capital                                                7,881,096            5,891,096
     Accumulated deficit                                                      (5,813,217)          (3,162,150)
                                                                          ---------------      ---------------
         Total shareholders' equity                                            2,116,391            2,767,458
                                                                          ---------------      ---------------

            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $    4,557,973       $    5,544,585
                                                                          ===============      ===============


The accompanying notes are an integral
part of these consolidated financial statements


                                            COLUMBIA CAPITAL CORP.
                               CONSOLIDATED STATEMENTS OF OPERATION - UNAUDITED


                                                       For the Three Months                    For the Six Months
                                                          Ended June 30,                         Ended June 30,
                                                -----------------------------------    ----------------------------------
                                                     2000                1999               2000               1999
                                                ---------------     ---------------    ---------------    ---------------
REVENUE
     Credit card revenue                        $      311,214      $      843,063     $      600,830     $    3,516,332
     Mail operations revenue                            10,156              24,751             22,498            173,520
     Merchant processing fees                          216,809             329,617            510,692            356,691
     Other                                                  57              63,654                293            222,446
                                                ---------------     ---------------    ---------------    ---------------
         Total operating revenue                       538,236           1,261,085          1,134,313          4,268,989

EXPENSES
     Salaries and employee benefits                    769,674             795,109          1,516,377          1,715,292
     Equipment and software lease                      432,275             877,205            864,224          1,475,727
     Facilities rent                                    71,371             100,341            142,743            201,182
     Repair and maintenance                             93,209             116,377            176,152            253,839
     Depreciation                                       82,181              99,607            164,224            189,282
     Amortization of goodwill                                -              12,174                  -             24,348
     Computer and office supplies                       32,013              68,935             60,299            164,722
     Telephone                                          86,747              69,810            169,053            148,744
     Professional and outside services                 124,813             121,022            253,722            453,929
     Travel and entertainment                           49,921              19,087             99,355             41,562
     Other operating                                   151,874             200,024            305,799            632,659
                                                ---------------     ---------------    ---------------    ---------------
         Total operating expenses                    1,894,078           2,479,691          3,751,948          5,301,286
                                                ---------------    ----------------   ----------------   ----------------

LOSS FROM OPERATIONS                                (1,355,842)         (1,218,606)        (2,617,635)        (1,032,297)

Other income (expense)
     Interest income                                    10,822              13,639             20,136             24,060
     Interest expense                                  (41,611)            (24,712)           (53,568)           (49,322)
                                                ---------------     ---------------    ---------------    ---------------
         Total other income (expense)                  (30,789)            (11,073)           (33,432)           (25,262)
                                                ---------------     ---------------    ---------------    ---------------

LOSS BEFORE TAX                                     (1,386,631)         (1,229,679)        (2,651,067)        (1,057,559)

     Income tax expense (benefit)                            -            (426,006)                 -           (357,519)
                                                ---------------     ---------------    ---------------    ---------------

NET LOSS                                        $   (1,386,631)     $     (803,673)    $   (2,651,067)    $     (700,040)
                                                ===============     ===============    ===============    ===============

Basic loss per share                            $        (0.04)     $        (0.06)    $        (0.07)    $        (0.05)
                                                ===============     ===============    ===============    ===============

Diluted loss per share                          $        (0.03)     $        (0.06)    $        (0.06)    $        (0.05)
                                                ===============     ===============    ===============    ===============

The accompanying notes are an integral
part of these consolidated financial statements


                                                 COLUMBIA CAPITAL CORP.
                               CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                             JUNE 30, 2000 (UNAUDITED) AND
                                              DECEMBER 31, 1999 (AUDITED)


                                       Common Stock
                                 -------------------------        Paid-In       Accumulated
                                   Shares         Amount          Capital        (Deficit)        Total
                                 ------------   ------------    ------------    ------------    ------------
BALANCE - DECEMBER 31, 1998       12,765,000    $    12,765     $ 1,990,715     $   882,936     $ 2,886,416

     Issuance of common stock     25,746,512         25,747       3,425,381               -       3,451,128
     Acquisition of Fi-Scrip               -              -         475,000        (813,469)       (338,469)
     Net loss                              -              -               -      (3,231,617)     (3,231,617)
                                 ------------   ------------    ------------    ------------    ------------

BALANCE - DECEMBER 31, 1999       38,511,512         38,512       5,891,096      (3,162,150)      2,767,458

     Issuance of common stock     10,000,000         10,000       1,990,000               -       2,000,000
     Net loss                              -              -               -      (2,651,067)     (2,651,067)
                                 ------------   ------------    ------------    ------------    ------------

BALANCE - JUNE 30, 2000           48,511,512    $    48,512     $ 7,881,096     $(5,813,217)    $ 2,116,391
                                 ============   ============    ============    ============    ============

The accompanying notes are an integral
part of these consolidated financial statements


                             COLUMBIA CAPITAL CORP.
                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED


                                                           For the Three Months             For the Six Months
                                                              Ended June 30,                  Ended June 30,
                                                       ----------------------------    ----------------------------
                                                           2000            1999            2000            1999
                                                       ------------    ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                            $(1,386,631)    $  (803,673)    $(2,651,067)    $  (700,040)
   Adjustments to reconcile net income to
     net cash provided by operations
       Depreciation and amortization                        38,222          50,396         164,224         213,630
       Deferred income taxes                                     -            (922)              -           7,531
     (Increase) decrease in
       Accounts receivable                                 (25,208)       (199,048)       (184,315)         14,568
       Prepaid expenses and other assets                    14,616          46,047         (40,499)          9,147
       Increase in accruals and accounts payable        (1,726,268)        841,206        (333,660)        915,148
                                                       ------------    ------------    ------------    ------------
Net cash (used in) provided by operating activities     (3,085,269)        (65,994)     (3,045,317)        459,984

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of fixed assets                        40,917          50,206               -               -
  Purchase of fixed assets                                       -               -          (4,967)       (111,833)
                                                       ------------    ------------    ------------    ------------
Net cash used in investing activities                       40,917          50,206          (4,967)       (111,833)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from line of credit, net of payments           (504,372)         (4,708)         (1,885)        266,947
  Issuance of common stock                               2,000,000               -       2,000,000          17,000
  Cash and cash equivalents received in
     acquisition of Fi-Scrip                                     -               -               -         413,216
                                                       ------------    ------------    ------------    ------------
Net cash provided by (used in) financing activities      1,495,628          (4,708)      1,998,115         697,163
                                                       ------------    ------------    ------------    ------------

NET (DECREASE) INCREASE IN CASH
     AND CASH EQUIVALENTS                               (1,548,724)        (20,496)     (1,052,169)      1,045,314

Cash and cash equivalents at beginning of period         2,630,295       1,334,210       2,133,740         268,400
                                                       ------------    ------------    ------------    ------------

CASH AND CASH EQUIVALENTS AT JUNE 30,                  $ 1,081,571     $ 1,313,714     $ 1,081,571     $ 1,313,714
                                                       ============    ============    ============    ============

SUPPLEMENTAL DISCLOSURE
  OF CASH FLOW INFORMATION:
     Interest paid                                           1,887           9,937          24,293          49,322
     Taxes paid                                                  -         436,000               -               -


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

         ACCOUNTS RECEIVABLE

         The Company utilizes the allowance method for uncollectible accounts receivable. Management estimates the uncollectible accounts and provides for them in the allowance. The balance of the allowance for uncollectible accounts was $20,000 at June 30, 2000 and December 31, 1999.

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

         The computation of basic (loss) earnings per share of common stock is based on the weighted average number of shares outstanding for the six months ended June 30, 2000 and 1999 of 38,566,457 and 12,775,000 respectively, adjusted retroactively to reflect the one for two reverse split effective September 1, 1997. The computation of diluted (loss) earnings per share of common stock is based on the weighted average number of shares and equivalent shares outstanding for the six months ended June 30, 2000 and 1999 of 44,452,975, and 12,775,000 respectively. No potential common shares existed at June 30, 1999; therefore, basic loss per share equals diluted loss per share at that date.

         PREFERRED STOCK

         The Company, under its articles of incorporation, has the authority to issue up to 5,000,000 shares of preferred stock with a par value of $.001 each, totaling $5,000. The Board of Directors is authorized to provide for the issuance of the shares of preferred stock in series by filing a certificate pursuant to the applicable law of the State of Delaware, to establish the number of shares to be included in each such series, and to fix the designations, powers, preferences, rights and limitations of the shares of each series. At June 30, 2000, there were no preferred shares issued or outstanding.

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

         In September and October, 1999, pursuant to the terms of the CLCK/CNG Stock Purchase Agreement, CNG Financial Corporation ("CNG") purchased 24,000,000 shares of common stock of the Company for a purchase price of $3,000,000. Pursuant to the CLCK/CNG Stock Purchase Agreement CNG was granted a stock option to purchase an additional 10,000,000 shares of common stock for the purchase price of $2,000,000, which stock option must be exercised by CNG on or before September 16, 2000. All such options are vested. The stock option is exercisable in whole, and not in part. To date, CNG has purchased a total 34,000,000 shares or 70.1% of the 48,511,512 shares currently issued and outstanding. CNG is currently the Company's principal shareholder and has, as of the date of this report, designated four members to the Board of Directors of the Company.

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

         o At June 30, 2000, the Company had cash balances in excess of $1,000,000.

NOTE 5:  FINANCIAL INSTRUMENTS

         The estimated fair values of the Company's financial instruments at June 30, 2000 were as follows:

                                                                       Carrying           Fair
                                                                        Amount            Value
                                                                     ------------    ------------
           Financial assets:
                Cash and interest bearing deposits with banks         $ 1,582,571     $ 1,582,571
                Accounts receivable                                     1,060,168       1,060,168

           Financial liabilities:
                Notes payable                                         $   135,403     $   135,403
                Accrued interest payable                                   29,275          29,275

         The estimated fair values of the Company's financial instruments at December 31, 1999 were as follows:
                                                   Carrying           Fair
                                                    Amount            Value
                                                 -------------   -------------

   Financial assets:
       Cash and interest bearing deposits
          with banks                             $   2,634,740   $   2,634,740
       Accounts receivable                             319,079         319,079
   Financial liabilities:
       Notes payable                             $     137,288   $     137,288
       Accrued interest payable                              0               0

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

NOTE 6:  INCOME TAXES

         The Company files a consolidated federal income tax return; however, federal income taxes are allocated between the Company and its subsidiaries based on statutory rates. The consolidated income tax expense, as a percentage of pretax earnings, differs from the statutory federal income tax rate as follows:

                                                           Six months ended
                                                               June 30,
                                                   -----------------------------

                                                       2000             1999
                                                   ------------     ------------

   Statutory federal income tax rate                   34.00%          34.00%
   Non-deductible expenses                               -              3.37
   Valuation allowance on net operating loss
    carryforwards                                     (34.00)            -
   Other                                                 -              1.44
                                                   ------------     ------------

             Effective income tax rate                   -   %         38.81%
                                                   ============     ============

Income tax expense is comprised of the following:

   Current income tax expense                      $     -         $   60,034
   Deferred income tax expense                           -              8,453
                                                   ------------     ------------

                                                   $     -         $   68,487
                                                   ============    =============

   The tax effects of temporary differences that gave rise to deferred tax assets (liabilities) as of June 30, 2000 and December 31, 1999, respectively:

                                                          2000          1999
                                                    -------------- -------------
  DEFERRED TAX ASSETS

     Net operating loss carryforwards               $   1,293,246   $   863,337
     Other                                                  9,887         7,514
                                                    -------------- -------------

         Total deferred tax assets                      1,303,133       870,851

  DEFERRED TAX LIABILITIES

      Depreciation and amortization                      (100,303)      (97,930)

  Valuation allowance                                    (801,863)     (371,954)
                                                    -------------- -------------

         Net deferred tax asset                     $     400,967   $   400,967
                                                    ============== =============

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

                Valuation allowance at January 1, 1999          $       -

                      Additions during 1999                          371,954
                                                                --------------

                Valuation allowance at December 31, 1999             371,954

                      Additions during 2000                          429,909
                                                                --------------

                Valuation allowance at June 30, 2000            $    801,863
                                                                ==============

NOTE 7:  NOTES PAYABLE

   On February 16, 2000, the Company issued a promissory note (the "Promissory Note") to CNG Financial Corporation, an affiliate of the Company. The Promissory Note, in the principal sum of $500,000, carries an interest rate of 11.75% and is due and payable in one installment, together with all accrued and unpaid interest thereon, on demand; provided, however, that accrued interest shall be payable on March 1, 2000 and on the first day of each month thereafter until the debt is paid in full. The outstanding balance and accrued interest payable at June 30, 2000 were $500,000 and $4,990, respectively.

   FICI has a real estate lien note through American State Bank formerly Security State Bank. The real estate note, dated August 1, 1998, in the amount of $160,000 carries an annual interest rate of Wall Street prime plus 1%, with a maturity date of August 1, 2001. The note is secured by a deed of trust to a building in which the note proceeds were used to purchase and renovate. The outstanding balance on the note as of June 30, 2000 was $139,775.

NOTE 8:  LEASE OBLIGATIONS

         The Company has entered into various operating lease agreements. Under terms of an operating lease with IBM Corporation, certificates of deposit with a carrying value of $401,000 at June 30, 2000 were pledged as collateral against Bank One letters of credit in favor of IBM. Under terms of an operating lease with Timmermen Leasing, a certificate of deposit with a carrying value of $100,000 at June 30, 2000, was pledged as collateral. The future minimum payments for leased property under these noncancellable lease agreements for each of the next five years (no commitments for leased property extend more than five years) ending December 31, 2004 are as follows:

                                     2000               $  678,192
                                     2001                  906,752
                                     2002                  327,233
                                     2003                  120,378
                                     2004                  108,049
                                     2005                   92,904
                                                        ----------

               Lease obligations                        $2,233,508
                                                        ==========

         On August 24, 1999 the Company entered into a new lease for its office space, 36,182 square feet, from American State Bank at an annual cost of approximately $282,168.

NOTE 9:  MARKET RISK AND CONCENTRATIONS

         For the six months ended June 30, 2000, merchant processing revenue through Fi-Scrip and processing fees billed to CNG accounted for approximately $191,195 or 24% and $160,684 or 20% of the Company's total revenues, respectively. Greater Nevada Credit Union, Logberg and American State Bank accounted for approximately $93,570 or 12%, $88,881 or 11%, and 87,708 or 11%, of the Company's total revenues, respectively. No other customers accounted for 10% or more of the Company's total revenues.

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

NOTE 10:  RELATED PARTY TRANSACTIONS

         On February 16, 2000 the Company issued an unsecured promissory note (the "Demand Promissory Note) to CNG. The Promissory Note, in the principal sum of $500,000, carries an interest rate of 11.75% and is due and payable on demand in one installment, together with all accrued and unpaid interest thereon; provided, however, that accrued interest shall be payable on March 1, 2000 and on the first day of each month thereafter until the debt is paid in full.

         On April 21, 2000 the Company and CNG executed a revolving line of credit up to a maximum principal amount of $2,000,000 evidenced by a convertible promissory note (the "Convertible Promissory Note"). The Convertible Promissory Note matured three years from its date of issuance and did bear interest at the rate of 11.5% per annum payable quarterly. The initial draw under the revolving line of credit was used to retire the Demand Promissory Note. The Convertible Promissory Note was convertible into 10,000,000 shares of Common Stock based upon the conversion rate of principal amount of the Convertible Promissory Note/$0.20 per share. The Company also issued two warrants (Warrant A and Warrant B) to CNG, which will be exercisable if certain revenue targets are met. Warrant A expires April 30, 2001 and may become exercisable to purchase a maximum of 2,000,000 shares of Common Stock at $.01 per share if the total revenues of Finity are $620,000 or more for any month prior to the expiration date of Warrant A. Warrant B expires April 30, 2002 and may become exercisable to purchase a maximum of 5,000,000 shares of Common Stock at $.01 per share if the total revenues of Finity are $1,120,000 or more for any month prior to the expiration date of Warrant B. On June 14, 2000 CNG elected to convert the Convertible Promissory Note. On June 30, 2000 CNG surrendered the Convertible Promissory Note to the Company, and in exchange the Company issued to CNG 10,000,000 shares of Common Stock based on the outstanding principal balance of $2,000,000 converted at $0.20 per share. To date, CNG has purchased a total of 34,000,000 shares or 70.1% of the 48,511,512 shares currently issued and outstanding. CNG is currently the Company's principal shareholder and has, as of the date of this report, designated four members to the Board of Directors of the Company.

         The outstanding balance and accrued interest payable at June 30, 2000 were $0 and $29,275, respectively.

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

                                     Options vested
                                     --------------
                                                                 Total Options
                     Exercise   July 1,  October 1,   January 1,  Vested and
    Director           Price      1998     1998         1999      Outstanding
    --------           -----      ----     ----         ----      -----------

Glenn M. Gallant       $ .62    16,666    16,667        -           33,333
Douglas R. Baetz       $ .62    16,666    16,667        -           33,333
Kenneth A. Klotz       $ .48    16,666    16,667        16,667      50,000
Charles LaMontagne     $ .48    16,666    16,667        16,667      50,000
Olan Beard             $ .48    16,666    16,667        16,667      50,000
Donald Thone           $ .48    16,666    16,667        16,667      50,000
Robert Feldman         $ .48    16,666    16,667        16,667      50,000
                                                                 -----------
                                                                   316,666
                                                                 ============

         The following table shows the vesting schedule and the exercise price for each of the five directors awarded options on August 6, 1999.

                                      OPTIONS VESTED
                                                           Total Options
                     Exercise     August 6,   October 22,   Vested and
  Director             Price        1999        1999        Outstanding
  --------             -----        ----        ----        -----------

Kenneth A. Klotz        $ .23      50,000      100,000        150,000
Charles LaMontagne      $ .23      50,000      100,000        150,000
Olan Beard              $ .23      50,000      100,000        150,000
Donald Thone            $ .23      50,000        -             50,000
Robert Feldman          $ .23      50,000        -             50,000
                                                            -----------
                                                              550,000
                                                            ===========

         Messrs. Baetz and Gallant, having greater than 10% of the outstanding shares of the Company at July 1, 1998, were granted options with an exercise price set at 110% of the fair market value of the Company's common stock at the date of the grant. The remaining five directors were granted options with an exercise price set at 85% of the fair market value of the Company's common stock at the date of the grant. As of June 30, 2000 no options under the plan had been exercised

         The 100,000 options granted to each of Messrs. Klotz, LaMontagne and Beard on August 6, 1999 and vesting on November 16, 1999, originally were to vest over a two year period, beginning with 50,000 vesting on August 6, 2000 and 50,000 vesting on August 6, 2001, but were accelerated by the change in control of the Company's shareholders on October 22, 1999.

         Effective December 7, 1999, Mr. Roland Koch was granted 125,000 options to purchase the Company's common stock under the plan, with an exercise price of $0.40, 85% of the fair market value of the Company's common stock at the date of the grant. The options will vest over a three year period beginning December 7, 1999 at a rate of 1/3 each year. As of June 30, 2000 Mr. Koch has 41,667 options vested and none have been exercised.

         Effective December 7, 1999, Mr. John Courter was granted 25,000 options to purchase the Company's common stock under the plan, with an exercise price of $0.40, 85% of the fair market value of the Company's common stock at the date of the grant. The options are currently vested as of December 7, 1999. As of June 30, 2000 Mr. Courter has 25,000 options vested and none have been exercised.

         Effective March 27, 2000, Mr. Harvey Wagner was granted 50,000 options to purchase the Company's common stock under the plan, with an exercise price of $0.27, 85% of the fair market value of the Company's common stock at the date of the grant. The options are currently vested as of March 27, 2000. As of June 30, 2000 Mr. Wagner has 50,000 options vested and none have been exercised.

         Effective March 7, 2000, Mr. Michael R. Waldron was granted 10,000 options to purchase the Company's common stock under the plan, with an exercise price of $0.27, 85% of the fair market value of the Company's common stock at the date of the grant. The options vest on the following schedule: 1,000 shares vested July 1, 2000; 1,000 shares vested March 7, 2001; 1,000 shares vested March 7, 2002; 1,000 shares vested March 7, 2003; 6,000 shares will be awarded subject to management discretion based upon agreed to performance measures As of June 30, 2000 Mr. Wagner has 0 options vested.

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


NOTE 12:  CONDENSED FINANCIAL INFORMATION - PARENT COMPANY

         The following represents consolidated financial information of the parent company as of and for the six months ended June 30, 2000 and as of and for the year ended December 31, 1999 utilizing the equity method of accounting.

         CONDENSED BALANCE SHEET:

                                              ASSETS                June 30,      December 31,
                                                                      2000             1999
                                                                  ------------    ------------
               Current assets
                  Cash and cash equivalents                       $        20         $     -
                  Prepaid expenses and other assets                    17,500          36,820
                  Federal income tax receivable                             -               -
                  Due from subsidiaries                             3,731,454       1,920,928
                                                                  ------------    ------------
                    Total current assets                            3,748,974       1,957,748

               Other assets
                  Deferred tax asset                                   17,637          17,637
                  Other investments                                    90,000          90,000
                  Investment in subsidiaries                       (1,676,342)        792,635
                                                                  ------------    ------------
                    Total other assets                             (1,568,705)        900,272
                                                                  ------------    ------------

                  TOTAL ASSETS                                    $ 2,180,269     $ 2,858,020
                                                                  ============    ============


                               LIABILITIES AND SHAREHOLDERS' EQUITY

               LIABILITIES
                  Accrued expenses and other liabilities          $    63,878     $    90,562
                  Due to subsidiaries                                       -               -
                                                                  ------------    ------------
                    Total current liabilities                          63,878          90,562

               SHAREHOLDERS' EQUITY
                  Common stock                                         48,512          38,512
                  Capital surplus                                   7,881,096       5,891,096
                  Accumulated deficit                              (5,813,217)     (3,162,150)
                                                                  ------------    ------------
                    Total shareholders' equity                      2,116,391       2,767,458
                                                                  ------------    ------------

                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $ 2,180,269     $ 2,858,020
                                                                  ============    ============


NOTE 12:  CONDENSED FINANCIAL INFORMATION - PARENT COMPANY - CONTINUED

                                                                     June 30,     December 31,
                                                                      2000           1999
                                                                  ------------    ------------
           CONDENSED STATEMENT OF OPERATIONS:

           REVENUES
              Undistributed loss of subsidiaries                  $(2,468,977)    $(2,722,064)

           EXPENSES
              Stockholder costs and fees                                  582           5,115
              Professional and outside services                       171,659         405,584
              Marketing                                                 6,012         106,987
              Other operating                                           3,837           2,503
                                                                  ------------    ------------
                Total operating expenses                              182,090         520,189

              Compensation to directors                                     -          10,000
                                                                  ------------    ------------
                Total other expense                                         -          10,000
                                                                  ------------    ------------

           LOSS BEFORE FEDERAL INCOME TAX                          (2,651,067)     (3,252,253)
              Income tax benefit                                           (-)        (20,636)
                                                                  ------------    ------------
           Net loss                                               $(2,651,067)    $(3,231,617)
                                                                  ============    ============

           CONDENSED STATEMENT OF CASH FLOWS:

           CASH FLOWS FROM OPERATING ACTIVITIES
              Net loss                                            $(2,651,067)    $(3,231,617)
              Adjustments to reconcile net loss
                to net cash provided by operations
                      Undistributed loss in subsidiaries            2,468,977       2,722,063
                      Iincrease in receivables                     (1,810,526)     (1,338,319)
                      Decrease in prepaid
                            expenses and other assets                  19,320          51,543
                      Decrease in accruals
                            and accounts payable                      (26,684)     (1,565,859)
                                                                  ------------    ------------
              Net cash used by operating activities                 (1,999,980)    (3,362,189)

              CASH FLOWS FROM INVESTING ACTIVITIES

                Other investments                                           -         (90,000)
                                                                  ------------    ------------
              Net cash used by investing activities                         -         (90,000)

              CASH FLOWS FROM FINANCING ACTIVITIES

                Proceeds from line of credit, net of payments               -         451,128
                Issuance of common stock                            2,000,000       3,000,000
                                                                  ------------    ------------
              Net cash provided by financing activities             2,000,000       3,451,128

           NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            20          (1,061)
           Cash and cash equivalents at beginning of year                   -           1,061
                                                                  ------------    ------------

           CASH AND CASH EQUIVALENTS AT END OF PERIOD             $        20     $         -
                                                                  ============    ============

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

         On July 1, 1998, Columbia Capital Corp. entered into a consulting agreement with Matthias and Berg, LLP ("the Firm"). The Firm, through its partner, Jeffrey Berg, provides the Company with consulting and litigation services, including long term business, managerial and financial litigation support; investigating and analysis in corporate reorganizations and legal expertise on merger and acquisition opportunities. As compensation for services, the Company granted to the Firm options to purchase up to 100,000 shares of Common Stock, which are the subject of a currently effective registration statement, on the following terms and conditions: (i) options to purchase up to 100,000 shares of Common Stock at an exercise price of $0.48 per share, exercisable from July 1, 1998. The fair value of consulting and litigation services provided by the Firm is being recognized as the services are provided. As of June 30, 2000 no options have been exercised under the agreement.


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

         On October 22, 1999, CNG obtained a controlling interest in the Company, when pursuant to the terms of the CLCK/CNG Stock Purchase Agreement, CNG acquired an additional 20,000,000 shares of common stock (the Second Installment) for a purchase price of $2,500,000 (the Second Installment Payment). On June 14, 2000 CNG elected to convert a Convertible Promissory Note. On June 30, 2000 CNG surrendered the Convertible Promissory Note to the Company, and in exchange the Company issued to CNG 10,000,000 shares of Common Stock based on the outstanding principal balance of $2,000,000 converted at $0.20 per share. CNG controls in excess of a majority of the issued and outstanding voting securities of the Company, able to elect all of the directors of the Company and effectively control the Company's affairs. To date, CNG has purchased a total of 34,000,000 shares or 70.1% of the 48,511,512 shares currently issued and outstanding. CNG is currently the Company's principal shareholder and has, as of the date of this report, designated four members to the Board of Directors of the Company.

         The Company has been advised by CNG that the source of payment for the purchase of the 34,000,000 shares was from the working capital line of credit provided by CNG's credit facility lenders.

         The CLCK/CNG Stock Purchase Agreement also provides that CNG shall be granted a Non-Qualified Stock Option (Stock Option) to purchase an additional 10,000,000 shares of common stock for the purchase price of $2,000,000 (the Third Installment Payment), which Stock Option must be exercised by CNG on or before September 16, 2000. The Stock Option is exercisable in whole, and not in part.

         Following the issuance of the 30,000,000 shares to CNG and being entitled to exercise the Stock Option with respect to the additional 10,000,000 shares, CNG will beneficially own 44,000,000 shares of common stock, or 75.2% of the assumed issued and outstanding common stock (58,511,512 shares issued and outstanding for purposes of calculating the percentage of beneficial ownership).

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

NOTE 16:  IMPAIRMENT OF GOODWILL

         Based on circumstances and events which occurred during the year ended December 31, 1999, which includes the termination of the Master Agreement related to the BestBank portfolio (Note 6) and a change in control of the Company's principal shareholders (Note 18), management of the Company has determined that the significant tangible and intangible assets acquired in the purchase of FICI in 1997, no longer exist or have been fully depreciated and that the related goodwill is fully impaired. Accordingly, the balance of goodwill was written off at December 31, 1999, resulting in a non- recurring charge of $844,066 reflected in the Statement of Operations under the caption other expense.

NOTE 17:  AMENDMENT OF CERTIFICATE OF INCORPORATION

         Effective March 1, 2000, FICI amended its certificate of incorporation effectively changing its name to Finity Corporation. This amendment will not affect current operations of the Company.

NOTE 18:  EMPLOYEE BENEFIT PLAN

         The Company and its subsidiaries have an employee benefit plan covering substantially all employees. The plan is a qualified salary reduction plan under Section 401(k) of the Internal Revenue Code, which allows deferral of compensation, effective January 1, 1998. Under this plan, the Company's annual contribution is at the discretion of the Company's Board of Directors and cannot exceed fifteen (5%) of eligible compensation. The Company contributed $0 and $74,739 to the plan as of June 30, 2000 and December 31, 1999, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

This report, including the disclosures below, contains certain forward-looking statements that involve substantial risks and uncertainties. Unless the context otherwise requires, the term "Company" refers to Finity Holdings, Inc., formerly known as Columbia Capital Corp. and its wholly-owned subsidiaries, Finity Corporation, a Texas corporation ("Finity") and Fi-Scrip, Incorporated, a Nevada corporation ("Fi-Scrip"), through which the Company principally conducts its business operations. When used herein, the terms "anticipates," "expects," "estimates," "believes" and similar expressions, as they relate to the Company or its management, are intended to identify such forward-looking statements. The Company's actual results, performance or achievements may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such material differences include inability to replace lost business, inability to generate sufficient additional capital, consolidation of banks and other financial institutions, government regulation, competition and various other factors discussed in this report and in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

OVERVIEW OF PRESENTATION

The following should be read in conjunction with the Consolidated Financial Statements of Finity Holdings, Inc. formerly known as Columbia Capital Corp., a Delaware corporation (the "Company"), and the related notes thereto, contained elsewhere in this report.

The Company was organized under the laws of the State of Delaware on February 5, 1993. The Company operates through its wholly-owned subsidiaries, Finity, formerly known as First Independent Computers, Inc. ("FICI"), a Texas corporation and Fi-Scrip. FICI changed its name to Finity by amendment to its articles of incorporation effective March 1, 2000. The amendment was implemented as part of management's strategic marketing plan and is not expected to have an immediate affect on the operations of the subsidiary. Unless stated otherwise, the Company, Finity and Fi-Scrip shall hereinafter be referred to collectively as the Company.

The Company has included in this Report the unaudited consolidated financial statements of the Company for the six (6) months ended June 30, 2000 and 1999, which include the consolidated balance sheets of the Company as of June 30, 2000 (unaudited) and December 31, 1999 (audited), and the related consolidated income statements and statements of changes in shareholders' equity and cash flows for the six (6) month periods ended June 30, 2000 and 1999.

RESULTS OF OPERATIONS FOR THE SIX (6) MONTHS ENDED JUNE 30, 2000 AND 1999

Total operating revenues for the six months ended June 30, 2000 decreased approximately 73% to $1,134,313 from $4,268,989 for the six months ended June 30, 1999. Total operating revenues principally include (i) credit card processing revenues, (ii) mail operations and (iii) merchant processing revenues.

Credit card processing revenues during the six months ended June 30, 2000 decreased 83% to $600,830 from $3,516,332 during the six months ended June 30, 1999. This decrease primarily relates to the loss of the revenues associated with the processing contract (the "Master Agreement") with BestBank of Boulder, Colorado ("BestBank") which was terminated by the Federal Deposit Insurance Corporation ("FDIC") on March 4, 1999.

Mail operations revenues during the six months ended June 30, 2000 decreased to $22,498 from $173,520. This decrease related to the expiration of the Company's processing arrangements with American State Bank during 1999 and the loss of the revenues associated with the processing contract (the "Master Agreement") with BestBank of Boulder, Colorado ("BestBank") which was terminated by the Federal Deposit Insurance Corporation ("FDIC") on March 4, 1999.

Merchant processing revenue was $510,692 and $356,691 for the six months ended June 30, 2000 and 1999, respectively. Merchant processing revenue is from the Company's subsidiary Fi-Scrip, which was consolidated into the Company as of January 1, 1999 and has experienced significant growth in Electronic Benefits Transfer transactions throughout 1999 and the first half of 2000.

Total operating expenses during the six months ended June 30, 2000 decreased 29% to $3,751,948 from $5,301,286 during the six months ended June 30, 1999. Total operating expenses principally include: (i) cost of salaries and employee benefits, (ii) equipment and software expenses, (iii) professional and outside services, as follows:

Cost of salaries and employee benefits during the six months ended June 30, 2000 decreased 12% to $1,516,377 from $1,715,292 during the six months ended June 30, 1999. This decrease primarily resulted from a decrease of approximately 16 full time employees through attrition. The Company generally did not replace those employees that left and worked to consolidate job responsibilities among fewer employees.

Equipment and software expenses during the six months ended June 30, 2000 decreased 41% to $864,224 from $1,475,727 during the six months ended June 30, 1999. This decrease primarily related to the Company renegotiating terms of its software lease with PaySys.

Cost of professional and outside services during the six months ended June 30, 2000 decreased 44% to $253,722 from $453,929 during the six months ended June 30, 1999. The decline in professional and outside services expense from 1999 resulted from a decline in the Company's legal and accounting fees.

Further, certain miscellaneous operating expenses, including insurance, postage and delivery fees, and franchise use and sales taxes, during the six months ended June 30, 2000, decreased 52% to $305,799 from $632,659 during the six months ended June 30, 1999. These decreases resulted primarily from no bad debt being recorded during 2000 versus bad debt being recorded during the first quarter of 1999 related to uncollected processing fees on the former BestBank portfolio.

Other income and expenses resulted in net expenses of $33,432 and $25,262 for the six months ended June 30, 2000 and 1999, respectively. Other income and expenses consist of interest income of $20,136 offset by interest expenses of $53,568 for the six months ended June 30, 2000. Other income and expenses consist of interest income of $24,060 offset by interest expenses of $49,322 for the six months ended June 30, 1999.

As a result of the foregoing, the Company generated net loss of $2,651,067 during the six months ended June 30, 2000, as compared to a net loss of $1,057,559 during the six months ended June 30, 1999. The losses primarily resulted from a decline in revenue from credit card processing related to the termination of the Master Agreement.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000, the ratio of current assets to current liabilities was 1.3 to 1 as compared to 1.45 to 1 at December 31, 1999.

The Company's cash flow needs for the six months ended June 30, 2000 were primarily provided from capital injections and borrowings related to the agreements between the Company and its principal shareholder, CNG Financial Corporation ("CNG"). The Company's cash flow needs for the six months ended June 30, 1999 were primarily provided from operations. At June 30, 2000 and December 31, 1999, $20,000 of unallocated reserve for bad debt was carried by the Company. At June 30, 2000, prepaid expenses were $377,967 and are anticipated to be expensed as used in the future. Net property and equipment was $1,046,300 at June 30, 2000. There were no major capital additions during the six months ended June 30, 2000.

The termination of the Master Agreement, which eliminated approximately 84% of the Company's monthly revenues from processing, as measured during 1998, has had a material adverse affect on the Company's results of operations during the six months ended June 30, 2000 and the year ended December 31, 1999, and is anticipated to have a material adverse effect on the Company's results of operations during the near future unless and until the Company rebuilds and replaces its revenue sources.

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

On February 16, 2000, the Company entered into a promissory note (the "Demand Promissory Note") payable to CNG in consideration of $500,000. The Note was due and payable on demand with accrued interest due and payable monthly at a rate of 11.75%. On April 21, 2000 the Company and CNG executed a revolving line of credit up to a maximum principal amount of $2,000,000 evidenced by a convertible promissory note (the "Convertible Promissory Note"). The Convertible Promissory Note had a scheduled maturity date of three years from its date of issuance and an interest rate of 11.5% per annum payable quarterly. The initial draw under the revolving line of credit was used to retire the Demand Promissory Note. The Convertible Promissory Note was convertible into 10,000,000 shares of Common Stock based upon the conversion rate of principal amount of the Convertible Promissory Note/$0.20 per share. On June 14, 2000 CNG elected to convert the Convertible Promissory Note. On June 30, 2000 CNG surrendered the Convertible Promissory Note to the Company in exchange for 10,000,000 shares of Common Stock based on the outstanding principal balance of $2,000,000 converted at $0.20 per share.

The Company has also issued two warrants (Warrant A and Warrant B) to CNG, which will be exercisable if certain revenue targets are met. Warrant A expires April 30, 2001 and may become exercisable to purchase a maximum of 2,000,000 shares of Common Stock at $.01 per share if the total revenues of Finity are $620,000 or more for any month prior to the expiration date of Warrant A. Warrant B expires April 30, 2002 and may become exercisable to purchase a maximum of 5,000,000 shares of Common Stock at $.01 per share if the total revenues of Finity are $1,120,000 or more for any month prior to the expiration date of Warrant B.

The outstanding balance and accrued interest payable at June 30, 2000 were $0 and $29,275, respectively. The proceeds of the note were used for operations of the Company.

Cash and cash equivalents were $1,081,571 as of June 30, 2000, as compared to $2,133,740 at December 31, 1999. This decrease was primarily attributable to the Company working to keep its accounts payable current.

As of June 30, 2000 and December 31, 1999, the Company's long-term borrowings were $122,348 and $124,847, respectively. Long-term borrowings consisted of the note payable to American State Bank, less the current portion of the note payable.

As of June 30, 2000, the Company had short-term borrowings in the aggregate amount of $13,055, as compared to $12,441 at December 31, 1999.

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

Net cash (used in) provided by operating activities was $(3,045,317) and $459,984 for the six months ended June 30, 2000 and 1999, respectively. Net cash used by operations during the six months ended June 30, 2000 primarily consisted of net losses from operations and decreases in accruals and accounts payable. Net cash provided by operations during the six months ended June 30, 1999 primarily consisted of net loss from operations, offset by increases in accruals and accounts payable and deferred income taxes, decreases in accounts receivable, deposits and prepaid expenses and depreciation and amortization.

Net cash used in investing activities was $4,967 and $111,833 for the six months ended June 30, 2000 and 1999, respectively. In the six months ended June 30, 2000, the Company utilized $4,967 to purchase certain fixed assets. In the six months ended June 30, 1999, the Company utilized $111,833 to purchase certain fixed assets.

Net cash provided by financing activities was $1,998,115 and $697,163 for the six months ended June 30, 2000 and 1999, respectively. In the six months ended June 30, 2000, the Company received proceeds of $2,000,000 from the issuance of common stock less payments made on the note payable to American State Bank. For the six months ended June 30, 1999, the Company drew $266,947 on the Line of Credit with Century, net of payments, received proceeds of $17,000 from the issuance of common stock and benefited from $413,216 in cash and cash equivalents related to the acquisition of Fi-Scrip.


PART II - OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS


         (c) On June 30, 2000 CNG converted a Convertible Promissory Note in the principal amount of $2,000,000 in exchange for 10,000,000 shares of Common Stock based on a conversion rate of $0.20 per share. The issuance of the Common Stock was exempt under Sections 3(a)(9) and 4(2) of the Securities Act of 1933 since the Common Stock was exchanged exclusively with CNG, the sole holder of the Convertible Promissory Note, and no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (c) On June 20, 2000, the Company held its annual meeting. The following is a brief description of the matters voted upon at the meeting.

         (1) The following table lists the nominees who were elected as directors of the Company and the votes cast for, and withheld from, the election of such directors. All of the nominees were elected without opposition.

    NAME                 SHARES VOTED        SHARES VOTED        SHARES
    ----                     FOR               AGAINST         ABSTAINED
                         -----------------------------------------------
Kenneth A. Klotz           25,458,978            2,000           20,530

Olan Beard                 25,458,978            2,000           20,530

Robert M Feldman           25,460,978                            20,530

Donald L. Thone            25,460,978                            20,530

Jared Davis                25,460,978                            20,530

A. David Davis             25,460,978                             20,530

Allen L. Davis             25,460,978                            20,530

Roland Koch                25,460,978                            20,530

Harvey A. Wagner           25,460,978                            20,530


         (2) The adoption and approval of an amendment to the Restated Certificate of Incorporation to (a) increase the authorized shares of Common stock from 50,000,000 to 100,000,000, and (b) change the name of the Company to Finity Holdings, Inc.. There were 25,428,478 votes cast for, and 34,030 votes cast against the amendment. There were 19,000 abstentions and 0 broker non-votes.

         (3) The adoption of the Company's 2000 Stock Option Plan (the "2000 Stock Option Plan") and to reservation of 4,000,000 shares of the Company's Common Stock for issuance under the 2000 Stock Option Plan. There were 24,163,429 votes cast for, and 37,330 votes cast against the adoption of the 2000 Stock Option Plan. There were 19,000 abstentions and 1,261,749 broker non-votes.

         (4) The ratification of the appointment of Davis Kinard & Co. P.C., Certified Public Accountants, as independent public accountants for the Company for the year ending December 31, 2000. There were 25,456,778 votes cast for, and 24,730 votes cast against the ratification. There were 0 abstentions and 0 broker non-votes.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

         27.  Financial Data Schedule

Reports on Form 8-K

         None

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBIA CAPITAL CORP.


Dated: August 14, 2000                      By:  /s/ Kenneth A. Klotz
                                                 ---------------------------
                                                     Kenneth A. Klotz
                                                     President


Dated:  August 14, 2000                     By:  /s/ Charles La Montagne
                                                 ---------------------------
                                                     Charles La Montagne
                                                     Chief Financial Officer