Form 10QSB
period 2000-09-30
FINITY HOLDINGS INC
filed 2000-11-21
CIK 1051985

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000
                                       OR

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

                        Commission file number: 001-13749

                              FINITY HOLDINGS, INC
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


                             Columbia Capital Corp.
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the issuer's Common Stock as of September 30, 2000 was 50,511,512 shares.

Transactional Small Business Disclosure Format (Check one):   Yes[ ]   No [X]

         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


                                                  FINITY HOLDINGS, INC.
                                               CONSOLIDATED BALANCE SHEETS
                                           SEPTEMBER 30, 2000 (UNAUDITED) AND
                                              DECEMBER 31, 1999 (AUDITED)

                                                                         September 30,         December 31,
                                    ASSETS                                   2000                  1999
                                                                          (Unaudited)            (Audited)
                                                                        -----------------    -----------------
Current assets
     Cash and cash equivalents                                          $      2,425,313     $      2,133,740
     Interest bearing deposits with banks                                        501,000              501,000
     Accounts receivable, net                                                  2,073,890              319,079
     Prepaid expenses and other assets                                           841,985              337,468
     Federal income tax receivable                                                     -              556,774
                                                                        -----------------    -----------------
         Total current assets                                                  5,842,188            3,848,061

Property and equipment                                                         1,820,244            1,812,720
     Less accumulated depreciation                                               853,552              607,163
                                                                        -----------------    -----------------
         Net property and equipment                                              966,692            1,205,557

Other assets
     Deferred tax asset                                                          400,967              400,967
     Other assets                                                                 90,000               90,000
                                                                        -----------------    -----------------
         Total other assets                                                      490,967              490,967
                                                                        -----------------    -----------------

            TOTAL  ASSETS                                               $      7,299,847     $      5,544,585
                                                                        =================    =================


                     LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
     Accounts payable                                                   $      4,039,823     $      2,163,382
     Accrued expenses and other liabilities                                    1,455,415              476,457
     Note payable - American State Bank                                          131,480               12,441
     Notes payable - related party                                               250,000                    -
     Accrued interest payable                                                      2,360                    -
                                                                        -----------------    -----------------
         Total current liabilities                                             5,879,078            2,652,280

     Long term portion of note payable - American State Bank                           -              124,847
                                                                        -----------------    -----------------
         Total  liabilities                                                    5,879,078            2,777,127

SHAREHOLDER'S EQUITY
     Common stock , $.001 par value; 100,000,000 shares authorized;
         50,511,512 issued and outstanding September 30, 2000
         38,511,512 issued and outstanding December 31, 1999                      50,512               38,512
     Additional paid-in capital                                                8,379,096            5,891,096
     Accumulated deficit                                                      (7,008,839)          (3,162,150)
                                                                        -----------------    -----------------
         Total shareholders' equity                                            1,420,769            2,767,458
                                                                        -----------------    -----------------

            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $      7,299,847     $      5,544,585
                                                                        =================    =================

The accompanying notes are an integral
part of these consolidated financial statements


                                                 FINITY HOLDINGS, INC.
                                    CONSOLIDATED STATEMENTS OF OPERATION - UNAUDITED

                                                       For the Three Months                   For the Nine Months
                                                        Ended September 30,                    Ended September 30,
                                                ----------------------------------   -----------------------------------
                                                     2000                1999             2000               1999
                                                ---------------    ---------------   ----------------   ----------------
REVENUE
     Credit card revenue                        $      366,667     $      281,142    $       967,497    $     3,797,474
     Mail operations revenue                            12,221             18,759             34,719            192,279
     Merchant processing fees                          214,902            154,288            725,594            510,979
     Other                                                 293             15,379                586            237,825
                                                ---------------    ---------------   ----------------   ----------------
         Total operating revenue                       594,083            469,568          1,728,396          4,738,557

EXPENSES
     Salaries and employee benefits                    742,155            767,403          2,258,532          2,482,695
     Equipment and software lease                      435,422            540,356          1,299,646          2,016,083
     Facilities rent                                    64,562             79,877            207,305            281,059
     Repair and maintenance                             70,151            111,261            246,303            365,100
     Depreciation                                       82,165             92,973            246,389            282,255
     Amortization of goodwill                                -             12,174                  -             36,522
     Computer and office supplies                       20,474             27,694             80,773            192,416
     Telephone                                          73,930             43,590            242,983            192,334
     Professional and outside services                 108,630            121,942            362,352            575,871
     Travel and entertainment                           63,672             25,368            163,027             66,930
     Other operating                                   126,624           (258,036)           432,423            374,623
                                                ---------------    ---------------   ----------------   ----------------
         Total operating expenses                    1,787,785          1,564,602          5,539,733          6,865,888
                                                ---------------    ---------------   ----------------   ----------------

LOSS FROM OPERATIONS                                (1,193,702)        (1,095,034)        (3,811,337)        (2,127,331)

Other income (expense)
     Recovery of bad debt                                    -            224,925                  -            224,925
     Interest income                                    10,241             39,287             30,377             63,347
     Interest expense                                  (12,161)           (23,504)           (65,729)           (72,826)
                                                ---------------    ---------------   ----------------   ----------------
         Total other income (expense)                   (1,920)           240,708            (35,352)           215,446
                                                ---------------    ---------------   ----------------   ----------------

LOSS BEFORE TAX                                     (1,195,622)          (854,326)        (3,846,689)        (1,911,885)

     Income tax expense (benefit)                            -           (290,413)                 -           (647,932)
                                                ---------------    ---------------   ----------------   ----------------

NET LOSS                                        $   (1,195,622)    $     (563,913)   $    (3,846,689)   $    (1,263,953)
                                                ===============    ===============   ================   ================

Basic loss per share                            $        (0.02)    $        (0.03)   $         (0.09)   $         (0.09)
                                                ===============    ===============   ================   ================

Diluted loss per share                          $        (0.02)    $        (0.03)   $         (0.08)   $         (0.09)
                                                ===============    ===============   ================   ================

The accompanying notes are an integral
part of these consolidated financial statements


                                                 FINITY HOLDINGS, INC.
                               CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                           SEPTEMBER 30, 2000 (UNAUDITED) AND
                                              DECEMBER 31, 1999 (AUDITED)



                                                Common Stock
                                     -----------------------------------       Paid-In          Accumulated
                                         Shares             Amount             Capital            (Deficit)            Total
                                     ----------------   ----------------   ----------------    ---------------    ----------------
BALANCE - DECEMBER 31, 1998               12,765,000    $        12,765    $     1,990,715     $      882,936     $     2,886,416

     Issuance of common stock             25,746,512             25,747          3,425,381                              3,451,128
     Acquisition of Fi-Scrip                                                       475,000           (813,469)           (338,469)
     Net loss                                      -                  -                            (3,231,617)         (3,231,617)
                                     ----------------   ----------------   ----------------    ---------------    ----------------

BALANCE - DECEMBER 31, 1999               38,511,512             38,512          5,891,096         (3,162,150)          2,767,458

     Issuance of common stock             12,000,000             12,000          2,488,000                              2,500,000
     Net loss                                      -                  -                  -         (3,846,689)         (3,846,689)
                                     ----------------   ----------------   ----------------    ---------------    ----------------

BALANCE - SEPTEMBER 30, 2000              50,511,512    $        50,512    $     8,379,096     $   (7,008,839)    $     1,420,769
                                     ================   ================   ================    ===============    ================

The accompanying notes are an integral
part of these consolidated financial statements


                                                 FINITY HOLDINGS, INC.
                                      LIDATED STATEMENTS OF CASH FLOWS - UNAUDITED


                                                              For the Three Months                   For the Nine Months
                                                               Ended September 30,                    Ended September 30,
                                                       ----------------------------------   ---------------------------------
                                                            2000                1999             2000               1999
                                                       ---------------    ---------------   ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                         $   (1,195,622)    $     (563,913)   $   (3,846,689)   $   (1,263,953)
      Adjustments to reconcile net income to
         net cash provided by operations
             Depreciation and amortization                     82,165            117,321           246,389           318,777
             Deferred income taxes                                  -            (74,580)                -           (67,049)
         (Increase) decrease in
             Accounts receivable                           (1,013,722)          (126,092)       (1,198,037)         (131,524)
             Prepaid expenses and other assets               (464,018)            24,063          (504,517)           33,210
             Increase in accruals and accounts payable      3,191,419            502,293         2,857,759         1,275,111
                                                       ---------------    ---------------   ---------------   ---------------
Net cash provided by
      (used in) operating activities                          600,222           (120,908)       (2,445,095)          164,572

CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from sale of fixed assets                            -                  -                 -                 -
      Purchase of fixed assets                                 (2,557)            (9,844)           (7,524)         (109,503)
                                                       ---------------    ---------------   ---------------   ---------------
Net cash used in investing activities                          (2,557)            (9,844)           (7,524)         (109,503)

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from line of credit, net of payments           246,077         (1,121,524)          244,192          (712,790)
      Issuance of common stock                                500,000            914,128         2,500,000           951,128
      Cash and cash equivalents received in
         acquisition of Fi-Scrip                                    -                  -                 -           413,759
                                                       ---------------    ---------------   ---------------   ---------------
Net cash provided by
      (used in) financing activities                          746,077           (207,396)        2,744,192           652,097
                                                       ---------------    ---------------   ---------------   ---------------

NET INCREASE (DECREASE) IN CASH
         AND CASH EQUIVALENTS                               1,343,742           (338,148)          291,573           707,166

Cash and cash equivalents
      at beginning of period                                1,081,571          1,313,714         2,133,740           268,400
                                                       ---------------    ---------------   ---------------   ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $    2,425,313     $      975,566    $    2,425,313    $      975,566
                                                       ===============    ===============   ===============   ===============

SUPPLEMENTAL DISCLOSURE
      OF CASH FLOW INFORMATION:
         Interest paid                                 $            -     $       23,504    $       24,293    $       72,826


The accompanying notes are an integral
part of these consolidated financial statements

                              FINITY HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of Finity Holdings, Inc. (the Company) and its wholly-owned subsidiaries, Finity Corporation ("Finity") and Fi-Scrip, Incorporated (Fi-Scrip). Intercompany accounts and transactions have been eliminated.

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

         Fi-Scrip, a Nevada corporation, engages in the financial services business by marketing computer processing services for automated teller machine transactions, debit terminal transactions and electronic benefits transfer system transactions. Fi-Scrip contracts with merchants and independent service organizations for deployment of terminals and services.

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

         ACCOUNTS RECEIVABLE

         The Company utilizes the allowance method for uncollectible accounts receivable. Management estimates the uncollectible accounts and provides for them in the allowance. The balance of the allowance for uncollectible accounts was $20,000 at September 30, 2000 and December 31, 1999.

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

         The computation of basic (loss) earnings per share of common stock is based on the weighted average number of shares outstanding for the nine months ended September 30, 2000 and 1999 of 42,343,629 and 12,775,000
         respectively, adjusted retroactively to reflect the one for two reverse split effective September 1, 1997. The computation of diluted (loss) earnings per share of common stock is based on the weighted average number of shares and equivalent shares outstanding for the nine months ended September 30, 2000 and 1999 of 50,596,093, and 12,775,000
         respectively. No potential common shares existed at September 30, 1999; therefore, basic loss per share equals diluted loss per share at that date.

         PREFERRED STOCK

         The Company, under its articles of incorporation, has the authority to issue up to 5,000,000 shares of preferred stock with a par value of $.001 each, totaling $5,000. The Board of Directors is authorized to provide for the issuance of the shares of preferred stock in series by filing a certificate pursuant to the applicable law of the State of Delaware, to establish the number of shares to be included in each such series, and to fix the designations, powers, preferences, rights and limitations of the shares of each series. At September 30, 2000, there were no preferred shares issued or outstanding.

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

         RECENT ACCOUNTING STANDARDS

         In June 1998, SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES was issued. Required adoption of the statement was subsequently deferred by SFAS No. 137 until July 1, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments embedded in other contracts and for hedging activities. The Company adopted the standard on July 1, 2000. The adoption of the statement did not have a significant impact on the financial statements.

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

         In September and October, 1999, pursuant to the terms of the CLCK/CNG Stock Purchase Agreement, CNG Financial Corporation ("CNG") purchased 24,000,000 shares of common stock of the Company for a purchase price of $3,000,000. Pursuant to the CLCK/CNG Stock Purchase Agreement CNG was granted a stock option to purchase an additional 10,000,000 shares of common stock for the purchase price of $2,000,000, which stock option must be exercised by CNG on or before September 16, 2000. All such options are vested. The stock option is exercisable in whole, and not in part. To date, CNG has purchased a total 34,000,000 shares or 67.3% of the 50,511,512 shares currently issued and outstanding. CNG is currently the Company's principal shareholder and has, as of the date of this report, designated four members to the Board of Directors of the Company.

         In connection with the CNG transaction the Company issued to Century, an affiliate of Messrs. Gallant and Baetz, 1,736,512 shares of common stock in consideration of the cancellation of the obligation of $434,128 due and payable by the Company to Century.

         On July 27, 2000 the Company issued to its principal software provider, PaySys International ("PaySys"), two million (2,000,000) shares of the Company's Common Stock in exchange for certain concessions made in the software license agreement between the Company and PaySys, subsequent lowering the Company's operating expenses associated with the use of the VisionPLUS(R) software provided by PaySys. The Company booked $500,000 in prepaid software lease expense based on fair market value of the Company's Common Stock of $0.25 per share as it traded on the open market on or about the date of issuance.


NOTE 3:  ACQUISITION OF FI-SCRIP

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

         o The Company is currently working with approximately eight different entities, all unaffiliated with the Company, to secure processing contracts representing as little as $30,000 and as much as $2,000,000 in additional processing revenue per year. Letters of intent and contracts have been secured for replacement processing with revenue estimated to be approximately $2,000,000 in the year ended December 31, 2000.

         o The Company has developed and integrated a marketing plan for attracting new business, which includes the signing of a contract with one of its major software suppliers, creating an alliance between the two entities for the referral of new business.

         o At September 30, 2000, the Company had cash balances in excess of $1,000,000.


NOTE 5:  FINANCIAL INSTRUMENTS

         The estimated fair values of the Company's financial instruments at September 30, 2000 were as follows:

                                                                   Carrying           Fair
                                                                    Amount            Value
                                                                 ------------    ------------
           Financial assets:
                Cash and interest bearing deposits with banks     $ 2,926,313     $ 2,926,313
                Accounts receivable                                 2,073,890       2,073,890

           Financial liabilities:
                Notes payable                                     $   131,480     $   131,480
                Accrued interest payable                                2,360           2,360

         The estimated fair values of the Company's financial instruments at December 31, 1999 were as follows:

                                                                         Carrying         Fair
                                                                          Amount          Value
                                                                      -------------   -------------
         Financial assets:
                Cash and interest bearing deposits with banks         $   2,634,740   $   2,634,740
                Accounts receivable                                         319,079         319,079
         Financial liabilities:
                Notes payable                                         $     137,288   $     137,288
                Accrued interest payable                                          0               0

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


NOTE 6:  INCOME TAXES

         The Company files a consolidated federal income tax return; however, federal income taxes are allocated between the Company and its subsidiaries based on statutory rates. The consolidated income tax expense, as a percentage of pretax earnings, differs from the statutory federal income tax rate as follows:

                                                                              Nine months ended
                                                                                 September 30,
                                                                        -----------------------------
                                                                            2000             1999
                                                                        -------------   -------------
           Statutory federal income tax rate                                  34.00%         34.00%
           Non-deductible expenses                                               -            3.37
           Valuation allowance on net operating loss carryforwards           (34.00)            -
           Other                                                                 -             1.44
                                                                        -------------   -------------

                Effective income tax rate                                        - %          38.81%
                                                                        =============   =============

         Income tax expense is comprised of the following:


           Current income tax expense                                   $        -      $    60,034
           Deferred income tax expense                                           -            8,453
                                                                        -------------   -------------

                                                                        $        -      $    68,487
                                                                        =============   =============

         The tax effects of temporary differences that gave rise to deferred tax assets (liabilities) as of September 30, 2000 and December 31, 1999, respectively:

                                                                            2000             1999
                                                                        -------------   -------------
           Deferred tax assets
           -------------------

                Net operating loss carryforwards                        $  2,171,211    $    863,337
                Other                                                         10,001           7,514
                                                                        -------------   -------------

                      Total deferred tax assets                            2,181,212         870,851

           Deferred tax liabilities
           ------------------------

                Depreciation and amortization                                (99,446)        (97,930)

           Valuation allowance                                            (1,680,799)       (371,954)
                                                                        -------------   -------------

                      Net deferred tax asset                            $    400,967    $    400,967
                                                                        =============   =============

           At September 30, 2000, the Company had net operating loss carryforwards available for federal income tax purposes of approximately $6,400,000, which expire in the years 2014 - 2015. Of this amount, management has determined that approximately $5,200,000 may not be utilized in future periods. Additionally, the Company believes, based on current operating losses, that it is more likely than not that the Company will not recover deferred tax assets in excess of approximately $400,000. Accordingly, a valuation allowance related to the uncertainty of utilization of the net operating loss carryforwards has been recorded. The following summarizes the changes in the valuation allowance:

                Valuation allowance at January 1, 1999             $          -

                      Additions during 1999                              371,954
                                                                   -------------

                Valuation allowance at December 31, 1999                 371,954

                      Additions during 2000                            1,308,845
                                                                   -------------

                Valuation allowance at September 30, 2000          $   1,680,799
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

                Valuation allowance at January 1, 1999            $           -

                      Additions during 1999                             371,954
                                                                   -------------

                Valuation allowance at December 31, 1999                371,954

                      Additions during 2000                           1,307,874
                                                                   -------------

                Valuation allowance at September 30, 2000          $  1,679,828
                                                                   =============


NOTE 7:  NOTES PAYABLE

         On September 1, 2000, the Company issued a promissory note (the "Promissory Note") to CNG Financial Corporation, an affiliate of the Company. The Promissory Note, in the principal sum of $250,000, carries an interest rate of 11.50% and is due and payable in one installment, together with all accrued and unpaid interest thereon, on demand; provided, however, that accrued interest shall be payable on October 1, 2000 and on the first day of each month thereafter until the debt is paid in full. The outstanding balance and accrued interest payable at September 30, 2000 were $250,000 and $2,360, respectively.

         Finity has a real estate lien note through American State Bank formerly Security State Bank. The real estate note, dated August 1, 1998, in the amount of $160,000 carries an annual interest rate of Wall Street prime plus 1%, with a maturity date of August 1, 2001. The note is secured by a deed of trust to a building in which the note proceeds were used to purchase and renovate. The outstanding balance on the note as of September 30, 2000 was $131,480.

NOTE 8:  LEASE OBLIGATIONS

         The Company has entered into various operating lease agreements. Under terms of an operating lease with IBM Corporation, certificates of deposit with a carrying value of $401,000 at September 30, 2000 were pledged as collateral against Bank One letters of credit in favor of IBM. Under terms of an operating lease with Timmermen Leasing, a certificate of deposit with a carrying value of $100,000 at September 30, 2000, was pledged as collateral. The future minimum payments for leased property under these noncancellable lease agreements for each of the next five years (no commitments for leased property extend more than five years) ending December 31, 2005 are as follows:

                  2000                            $    328,448
                  2001                                 909,813
                  2002                                 328,467
                  2003                                 120,995
                  2004                                 108,049
                  2005                                  92,904
                                                  -------------

                      Lease obligations           $  1,888,676
                                                  =============

         On August 24, 1999 the Company entered into a new lease for its office space, 36,182 square feet, from American State Bank at an annual cost of approximately $282,168.


NOTE 9:  MARKET RISK AND CONCENTRATIONS

         For the nine months ended September 30, 2000, merchant processing revenue through Fi-Scrip and processing fees billed to CNG, the Company's primary shareholder, accounted for approximately $280,170 or 22% and $289,164 or 23% of the Company's total revenues, respectively. Greater Nevada Credit Union, Logberg and American State Bank accounted for approximately $135,431 or 11%, $132,470 or 10%, and 129,878 or 10%,
         of the Company's total revenues, respectively. No other customers accounted for 10% or more of the Company's total revenues.

         For the year ended December 31, 1999, revenue from the BestBank portfolio accounted for approximately $3,064,150 or 59% of the Company's total revenues and merchant processing revenue accounted for approximately $645,623 or 13% of the Company's total revenues. No other customers accounted for 10% or more of the Company's total revenues. Since the BestBank failure in July 1998, the Company continued its role as processor for the portfolio accounts through May 17, 1999, in which it was receiving payment from the FDIC for its processing costs.


NOTE 10: RELATED PARTY TRANSACTIONS

         On February 16, 2000 the Company issued an unsecured promissory note (the "Demand Promissory Note) to CNG. The Demand Promissory Note, in the principal sum of $500,000, carries an interest rate of 11.75% and is due and payable on demand in one installment, together with all accrued and unpaid interest thereon; provided, however, that accrued interest shall be payable on March 1, 2000 and on the first day of each month thereafter until the debt is paid in full.

         On April 21, 2000 the Company and CNG executed a revolving line of credit up to a maximum principal amount of $2,000,000 evidenced by a convertible promissory note (the "Convertible Promissory Note"). The Convertible Promissory Note matured three years from its date of issuance and did bear interest at the rate of 11.5% per annum payable quarterly. The initial draw under the revolving line of credit was used to retire the Demand Promissory Note. The Convertible Promissory Note was convertible into 10,000,000 shares of Common Stock based upon the conversion rate of principal amount of the Convertible Promissory Note/$0.20 per share. The Company also issued two warrants (Warrant A and Warrant B) to CNG, which will be exercisable if certain revenue targets are met. Warrant A expires April 30, 2001 and may become exercisable to purchase a maximum of 2,000,000 shares of Common Stock at $.01 per share if the total revenues of Finity are $620,000 or more for any month prior to the expiration date of Warrant A. Warrant B expires April 30, 2002 and may become exercisable to purchase a maximum of 5,000,000 shares of Common Stock at $.01 per share if the total revenues of Finity are $1,120,000 or more for any month prior to the expiration date of Warrant B. On June 14, 2000 CNG elected to convert the Convertible Promissory Note. On June 30, 2000 CNG surrendered the Convertible Promissory Note to the Company, and in exchange the Company issued to CNG 10,000,000 shares of Common Stock based on the outstanding principal balance of $2,000,000 converted at $0.20 per share. To date, CNG has purchased a total of 34,000,000 shares or 67.3% of the 50,511,512 shares currently issued and outstanding. CNG is currently the Company's principal shareholder and has, as of the date of this report, designated four members to the Board of Directors of the Company.

         On September 1, 2000, the Company issued a promissory note (the "Promissory Note") to CNG Financial Corporation, an affiliate of the Company. The Promissory Note, in the principal sum of $250,000, carries an interest rate of 11.50% and is due and payable in one installment, together with all accrued and unpaid interest thereon, on demand; provided, however, that accrued interest shall be payable on October 1, 2000 and on the first day of each month thereafter until the debt is paid in full. The outstanding balance and accrued interest payable at September 30, 2000 were $250,000 and $2,360, respectively.

         On July 27, 2000 the Company issued to its principal software provider, PaySys International ("PaySys"), two million (2,000,000) shares of the Company's Common Stock in exchange for certain concessions made in the software license agreement between the Company and PaySys, lowering the Company's operating expenses associated with the use of the VisionPLUS(R) software provided by PaySys. The Company booked $500,000 in prepaid software lease expense based on fair market value of the Company's Common Stock of $0.25 per share as it traded on the open market on or about the date of issuance.


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

                                                                    Options vested
                                                            ------------------------------      Total Options
                                        Exercise            July 1,  October 1, January 1,       Vested and
                         Director        Price               1998      1998       1999           Outstanding
              --------------------- -----------------       ------------------------------       ------------
              Glenn M. Gallant            $ .62             16,666    16,667     -                 33,333
              Douglas R. Baetz            $ .62             16,666    16,667     -                 33,333
              Kenneth A. Klotz            $ .48             16,666    16,667     16,667            50,000
              Charles LaMontagne          $ .48             16,666    16,667     16,667            50,000
              Olan Beard                  $ .48             16,666    16,667     16,667            50,000
              Donald Thone                $ .48             16,666    16,667     16,667            50,000
              Robert Feldman              $ .48             16,666    16,667     16,667            50,000
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

                                                               Options vested
                                                          ------------------------    Total Options
                                         Exercise         August 6,    October 22,      Vested and
                         Director         Price            1999           1999         Outstanding
              ----------------------------------------    ---------   ------------   -----------------
              Kenneth A. Klotz             $ .23           50,000       100,000           150,000
              Charles LaMontagne           $ .23           50,000       100,000           150,000
              Olan Beard                   $ .23           50,000       100,000           150,000
              Donald Thone                 $ .23           50,000       -                  50,000
              Robert Feldman               $ .23           50,000       -                  50,000
                                                                                      ------------

                                                                                          550,000
                                                                                      ============

         Messrs. Baetz and Gallant, having greater than 10% of the outstanding shares of the Company at July 1, 1998, were granted options with an exercise price set at 110% of the fair market value of the Company's common stock at the date of the grant. The remaining five directors were granted options with an exercise price set at 85% of the fair market value of the Company's common stock at the date of the grant. As of September 30, 2000 no options under the plan had been exercised.

         The 100,000 options granted to each of Messrs. Klotz, LaMontagne and Beard on August 6, 1999 and vesting on November 16, 1999, originally were to vest over a two year period, beginning with 50,000 vesting on August 6, 2000 and 50,000 vesting on August 6, 2001, but were accelerated by the change in control of the Company's shareholders on October 22, 1999.

         Effective December 7, 1999, Mr. Roland Koch was granted 125,000 options to purchase the Company's common stock under the plan, with an exercise price of $0.40, 85% of the fair market value of the Company's common stock at the date of the grant. The options will vest over a three year period beginning December 7, 1999 at a rate of 1/3 each year. As of September 30, 2000, Mr. Koch has 41,667 options vested and none have been exercised.

         Effective December 7, 1999, Mr. John Courter was granted 25,000 options to purchase the Company's common stock under the plan, with an exercise price of $0.40, 85% of the fair market value of the Company's common stock at the date of the grant. The options are currently vested as of December 7, 1999. As of September 30, 2000, Mr. Courter has 25,000 options vested and none have been exercised.

         Effective March 27, 2000, Mr. Harvey Wagner was granted 50,000 options to purchase the Company's common stock under the plan, with an exercise price of $0.27, 85% of the fair market value of the Company's common stock at the date of the grant. The options are currently vested as of March 27, 2000. As of September 30, 2000, Mr. Wagner has 50,000 options vested and none have been exercised.

         Effective March 7, 2000, Mr. Michael R. Waldron was granted 10,000 options to purchase the Company's common stock under the plan, with an exercise price of $0.27, 85% of the fair market value of the Company's common stock at the date of the grant. The options vest as follows:
         1,000 shares vested July 1, 2000; 1,000 shares vested March 7, 2001; 1,000 shares vested March 7, 2002; 1,000 shares vested March 7, 2003; 6,000 shares will be awarded subject to management discretion based upon agreed to performance measures As of September 30, 2000, Mr. Wagner has 0 options vested.

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


NOTE 12: CONDENSED FINANCIAL INFORMATION - PARENT COMPANY

         The following represents consolidated financial information of the parent company as of and for the nine months ended September 30, 2000 and as of and for the year ended December 31, 1999 utilizing the equity method of accounting.

      CONDENSED BALANCE SHEET:
                                    ASSETS                   September 30,     December 31,
                                                                2000               1999
                                                            --------------    --------------
           Current assets
              Cash and cash equivalents                     $         169     $           -
              Prepaid expenses and other assets                    17,500            36,820
              Federal income tax receivable                             -                 -
              Due from subsidiaries                             4,151,706         1,920,928
                                                            --------------    --------------
                Total current assets                            4,169,375         1,957,748

           Other assets
              Deferred tax asset                                   17,637            17,637
              Other investments                                    90,000            90,000
              Investment in subsidiaries                       (2,820,716)          792,635
                                                            --------------    --------------
                Total other assets                             (2,713,079)          900,272
                                                            --------------    --------------
              TOTAL ASSETS                                  $   1,456,296     $   2,858,020
                                                            ==============    ==============


NOTE 12:  CONDENSED FINANCIAL INFORMATION - PARENT COMPANY - CONTINUED

                                                             September 30,     December 31,
                                                                2000               1999
                                                            --------------    --------------
                      LIABILITIES AND SHAREHOLDERS' EQUITY

           LIABILITIES
         Accrued expenses and other liabilities             $      35,527     $      90,562
         Due to subsidiaries                                            -                 -
                                                            --------------    --------------
           Total current liabilities                               35,527            90,562

      SHAREHOLDERS' EQUITY
         Common stock                                              50,512            38,512

         Capital surplus                                        8,379,096         5,891,096
         Accumulated deficit                                   (7,008,839)       (3,162,150)
                                                            --------------    --------------
           Total shareholders' equity                           1,420,769         2,767,458
                                                            --------------    --------------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $   1,456,296     $   2,858,020
                                                            ==============    ==============

CONDENSED STATEMENT OF OPERATIONS:

      REVENUES
         Undistributed loss of subsidiaries                 $  (3,613,350)    $  (2,722,064)

      EXPENSES
         Stockholder costs and fees                                   582             5,115
         Professional and outside services                        222,651           405,584
         Marketing                                                  6,159           106,987
         Other operating expenses                                   3,946             2,503
                                                            --------------    --------------
           Total operating expenses                               233,338           520,189

         Compensation to directors                                      -            10,000
                                                            --------------    --------------
           Total other expense                                          -            10,000
                                                            --------------    --------------

      LOSS BEFORE FEDERAL INCOME TAX                           (3,846,688)       (3,252,253)
         Income tax benefit                                             -           (20,636)
                                                            --------------    --------------
      Net loss                                              $  (3,846,688)    $  (3,231,617)
                                                            ==============    ==============

CONDENSED STATEMENT OF CASH FLOWS:

      CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss                                           $  (3,846,688)    $  (3,231,617)
         Adjustments to reconcile net loss
           to net cash provided by operations
                 Undistributed loss in subsidiaries             3,613,350         2,722,063
                 Increase in receivables                       (2,230,778)       (1,338,319)
                 Decrease in prepaid
                       expenses and other assets                   19,320            51,543
                 Decrease in accruals
                       and accounts payable                       (55,035)       (1,565,859)
                                                            --------------    --------------
         Net cash used by operating activities                 (2,499,831)       (3,362,189)

                                                               September 30,     December 31,
                                                                   2000               1999
                                                              --------------    --------------
              CASH FLOWS FROM INVESTING ACTIVITIES

                Other investments                                         -           (90,000)
                                                              --------------    --------------
              Net cash used by investing activities                       -           (90,000)

              CASH FLOWS FROM FINANCING ACTIVITIES

                Proceeds from line of credit, net of payments             -           451,128
                Issuance of common stock                          2,500,000         3,000,000
                                                              --------------    --------------
              Net cash provided by financing activities           2,500,000         3,451,128

           NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         169            (1,061)
           Cash and cash equivalents at beginning of year                 -             1,061
                                                              --------------    --------------

           CASH AND CASH EQUIVALENTS AT END OF PERIOD         $         169     $           -
                                                              ==============    ==============

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

         In February 1999, the Company's management and Mr. Markow reached an agreement to terminate the existing consulting agreement between the Company and Worldwide. In settlement, the Company agreed to allow Mr. Markow to exercise 10,000 additional options to purchase an equal number of shares of the Company's Common Stock at $1.70 per share resulting in a transaction valued at $17,000. Additionally the Company agreed to pay Mr. Markow $15,000 in cash and terminate the remaining unexercised balance of options initially granted to Mr. Markow and Worldwide under the consulting agreement. The Company does not expect to enter into any additional consulting agreements with Mr. Markow or Worldwide in the future. Mr. Markow and Worldwide had exercised a total of 275,000 options valued at $298,750 under the former consulting agreement. As of the date of this report there are no remaining options outstanding related to the former consulting agreement with Mr. Markow and Worldwide.

         The fair value of the options granted approximate the value of the services provided by Mr. Markow and has been recognized as a component of consulting fees in the income statement over the term of the agreement.

         On July 1, 1998, Columbia Capital Corp. entered into a consulting agreement with Matthias and Berg, LLP ("the Firm"). The Firm, through its partner, Jeffrey Berg, provides the Company with consulting and litigation services, including long term business, managerial and financial litigation support; investigating and analysis in corporate reorganizations and legal expertise on merger and acquisition opportunities. As compensation for services, the Company granted to the Firm options to purchase up to 100,000 shares of Common Stock, which are the subject of a currently effective registration statement. The terms of the options were to purchase up to 100,000 shares of Common Stock at an exercise price of $0.48 per share, exercisable from July 1, 1998. The fair value of consulting and litigation services provided by the Firm is being recognized as the services are provided. As of September 30, 2000 no options have been exercised under the agreement.


NOTE 14: STOCK PURCHASE AGREEMENT

         On September 16, 1999, pursuant to the terms of an Agreement for Purchase of Stock, dated as of September 16, 1999, and as amended as of December 31, 1999 (the CLCK/CNG Stock Purchase Agreement), by and between the Company and CNG, an Ohio corporation , CNG purchased 4,000,000 shares of Common Stock of the Company for a purchase price of $500,000. CNG is a holding company of subsidiaries which provide consumer financial services. CNG is based in Mason, Ohio.

         On October 22, 1999, CNG obtained a controlling interest in the Company, when pursuant to the terms of the CLCK/CNG Stock Purchase Agreement, CNG acquired an additional 20,000,000 shares of common stock (the Second Installment) for a purchase price of $2,500,000 (the Second Installment Payment). On June 14, 2000 CNG elected to convert a Convertible Promissory Note. On June 30, 2000 CNG surrendered the Convertible Promissory Note to the Company and, in exchange the Company issued to CNG 10,000,000 shares of Common Stock based on the outstanding principal balance of $2,000,000 converted at $0.20 per share. CNG controls in excess of a majority of the issued and outstanding voting securities of the Company is able to elect all of the directors of the Company and effectively control the Company's affairs. To date, CNG has purchased a total of 34,000,000 shares or 67.3% of the 50,511,512 shares currently issued and outstanding. CNG is currently the Company's principal shareholder and has, as of the date of this report, designated four members to the Board of Directors of the Company.

         The Company has been advised by CNG that the source of payment for the purchase of the 34,000,000 shares was from the working capital line of credit provided by CNG's credit facility lenders.

         The CLCK/CNG Stock Purchase Agreement also provides that CNG shall be granted a Non-Qualified Stock Option (Stock Option) to purchase an additional 10,000,000 shares of common stock for the purchase price of $2,000,000 (the Third Installment Payment), which Stock Option must be exercised by CNG on or before November 15, 2000. The Stock Option is exercisable in whole, and not in part.

         Following the issuance of the 34,000,000 shares to CNG and being entitled to exercise the Stock Option with respect to the additional 10,000,000 shares, CNG will beneficially own 44,000,000 shares of common stock, or 72.7% of the assumed issued and outstanding common stock (60,511,512 shares issued and outstanding for purposes of calculating the percentage of beneficial ownership).

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


NOTE 15: BAYTREE SETTLEMENT

         On June 30, 1998, the Company, Finity, Douglas R. Baetz and Glenn M. Gallant filed a complaint (the Complaint) in the United States District Court for the Southern District of Florida (Case No. 98-6701) against Baytree., Michael Gardner (Gardner), certain former officers and directors of the Company, and certain other parties. The complaint alleges claims against the named defendants, including fraud, securities fraud and breach of fiduciary duty, in connection with the transactions related to the Stock Purchase Agreement, entered into as of September 23, 1997, among the Company, Finity, and Messrs. Gallant and Baetz.

         The complaint seeks relief against the named defendants, including monetary damages relating to improper sales of shares of common stock into the public market by the named defendants and the cancellation of the shares of common stock issued by the Company to Baytree for services rendered for arranging the transactions which are the subject of the Stock Purchase Agreement. On September 16, 1999, Baytree and Gardner filed an answer to the Complaint, denying the claims and asserting counterclaims against the Company and affiliates. On September 29, 1999, the Company, Finity, Douglas R. Baetz, Glenn M. Gallant, Baytree and Gardner entered into a settlement agreement. Under the terms of the settlement agreement each party has agreed to drop the complaints against each of the other parties. Additionally, under terms of the settlement agreement Baytree/Gardner agreed to sell their holdings of 400,000 restricted shares of the Company's common stock to an unaffiliated third party. The Company views the settlement as favorable to the interests of the Company and other shareholders.


NOTE 16: IMPAIRMENT OF GOODWILL

         Based on circumstances and events which occurred during the year ended December 31, 1999, which includes the termination of the Master Agreement related to the BestBank portfolio (Note 6) and a change in control of the Company's principal shareholders (Note 18), management of the Company has determined that the significant tangible and intangible assets acquired in the purchase of Finity in 1997, no longer exist or have been fully depreciated and that the related goodwill is fully impaired. Accordingly, the balance of goodwill was written off at December 31, 1999, resulting in a non- recurring charge of $844,066 reflected in the Statement of Operations under the caption other expense.

NOTE 17: AMENDMENT OF CERTIFICATE OF INCORPORATION

         Effective March 1, 2000, FICI amended its certificate of incorporation effectively changing its name to Finity Corporation. This amendment will not affect current operations of the Company. Effective August 9, 2000, Columbia Capital Corp. amended its certificate of incorporation effectively changing its name to Finity Holdings, Inc. This amendment will not affect current operations of the Company.


NOTE 18: EMPLOYEE BENEFIT PLAN

         The Company and its subsidiaries have an employee benefit plan covering substantially all employees. The plan is a qualified salary reduction plan under Section 401(k) of the Internal Revenue Code, which allows deferral of compensation, effective January 1, 1998. Under this plan, the Company's annual contribution is at the discretion of the Company's Board of Directors and cannot exceed five (5%) of eligible compensation. The Company contributed $0 and $74,739 to the plan as of June 30, 2000 and December 31, 1999, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

This report, including the disclosures below, contains certain forward-looking statements that involve substantial risks and uncertainties. Unless the context otherwise requires, the term "Company" refers to Finity Holdings, Inc. and its wholly-owned subsidiaries, Finity Corporation, a Texas corporation ("Finity") and Fi-Scrip, Incorporated, a Nevada corporation ("Fi-Scrip"), through which the Company principally conducts its business operations. When used herein, the terms "anticipates," "expects," "estimates," "believes" and similar expressions, as they relate to the Company or its management, are intended to identify such forward-looking statements. The Company's actual results, performance or achievements may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such material differences include inability to replace lost business, inability to generate sufficient additional capital, consolidation of banks and other financial institutions, government regulation, competition and various other factors discussed in this report and in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.


OVERVIEW OF PRESENTATION

The following should be read in conjunction with the Consolidated Financial Statements of Finity Holdings, Inc., a Delaware corporation (the "Company"), and the related notes thereto, contained elsewhere in this report.

The Company has included in this Report the unaudited consolidated financial statements of the Company for the nine (9) months ended September 30, 2000 and 1999, which include the consolidated balance sheets of the Company as of September 30, 2000 (unaudited) and December 31, 1999 (audited), and the related consolidated income statements and statements of changes in shareholders' equity and cash flows for the nine (9) month periods ended September 30, 2000 and 1999.


RESULTS OF OPERATIONS FOR THE NINE (9) MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Total operating revenues for the nine months ended September 30, 2000 decreased approximately 64% to $1,728,396 from $4,738,557 for the nine months ended September 30, 1999. Total operating revenues principally include (i) credit card processing revenues, (ii) mail operations and (iii) merchant processing revenues.

Credit card processing revenues during the nine months ended September 30, 2000 decreased 75% to $967,497 from $3,797,474 during the nine months ended September 30, 1999. This decrease primarily relates to the loss of the revenues associated with the processing contract (the "Master Agreement") with BestBank of Boulder, Colorado ("BestBank") which was terminated by the Federal Deposit Insurance Corporation ("FDIC") on March 4, 1999.

Mail operations revenues during the nine months ended September 30, 2000 decreased to $34,719 from $192,279. This decrease related to the expiration of the Company's processing arrangements with American State Bank during 1999 and the loss of the revenues associated with the processing contract (the "Master Agreement") with BestBank of Boulder, Colorado ("BestBank") which was terminated by the Federal Deposit Insurance Corporation ("FDIC") on March 4, 1999.

Merchant processing revenue was $725,594 and $510,979 for the nine months ended September 30, 2000 and 1999, respectively. Merchant processing revenue is from the Company's subsidiary Fi-Scrip, which was consolidated into the Company as of January 1, 1999 and has experienced significant growth in Electronic Benefits Transfer transactions throughout 1999 and the first half of 2000.

Total operating expenses during the nine months ended September 30, 2000 decreased 19% to $5,539,733 from $6,865,888 during the nine months ended September 30, 1999. Total operating expenses principally include: (i) cost of salaries and employee benefits, (ii) equipment and software expenses, (iii) professional and outside services, as follows:

Cost of salaries and employee benefits during the nine months ended September 30, 2000 decreased 9% to $2,258,532 from $2,482,695 during the nine months ended September 30, 1999. This decrease primarily resulted from a decrease of approximately 16 full time employees through attrition, offset by an increase in the Company sales and marketing staff. The Company generally did not replace those employees that left and worked to consolidate job responsibilities among fewer employees.

Equipment and software expenses during the nine months ended September 30, 2000 decreased 36% to $1,299,646 from $2,016,083 during the nine months ended September 30, 1999. This decrease primarily related to the Company renegotiating terms of its software lease with PaySys.

Cost of professional and outside services during the nine months ended September 30, 2000 decreased 37% to $362,352 from $575,871 during the nine months ended September 30, 1999. The decline in professional and outside services expense from 1999 resulted from a decline in the Company's legal and accounting fees.

Further, certain miscellaneous operating expenses, including insurance, postage and delivery fees, bad debt and franchise use and sales taxes, during the nine months ended September 30, 2000, increased 15% to $432,423 from $374,623 during the nine months ended September 30, 1999. This increase is primarily related to increased insurance costs and bad debt recovered during the third quarter of 1999 reducing expenses previously recorded for bad debt in this account.

Other income and expenses resulted in net expenses of $35,352 and net income of $215,446 for the nine months ended September 30, 2000 and 1999, respectively. Other income and expenses consist of interest income of $30,377 offset by interest expenses of $65,729 for the nine months ended September 30, 2000. Other income and expenses consist of income from the recovery of $224,925 in bad debt, interest income of $63,347 offset by interest expenses of $72,826 for the nine months ended September 30, 1999.

As a result of the foregoing, the Company generated net loss of $3,846,689 during the nine months ended September 30, 2000, as compared to a net loss of $1,263,953 during the nine months ended September 30, 1999. The losses primarily resulted from a decline in revenue from credit card processing related to the termination of the Master Agreement.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, the ratio of current assets to current liabilities was .99 to 1 as compared to 1.45 to 1 at December 31, 1999.

The Company's cash flow needs for the nine months ended September 30, 2000 were primarily provided from capital injections and borrowings related to the agreements between the Company and its principal shareholder, CNG Financial Corporation ("CNG"). The Company's cash flow needs for the nine months ended September 30, 1999 were primarily provided from capital injections related to the agreements between the Company and its principal shareholder, CNG. At September 30, 2000 and December 31, 1999, $20,000 of unallocated reserve for bad debt was carried by the Company. At September 30, 2000, prepaid expenses were $841,985 and are anticipated to be expensed as used in the future. Net property and equipment was $966,692 at September 30, 2000. There were no major capital additions during the nine months ended September 30, 2000.

The termination of the Master Agreement, which eliminated approximately 84% of the Company's monthly revenues from processing, as measured during 1998, has had a material adverse affect on the Company's results of operations during the nine months ended September 30, 2000 and the year ended December 31, 1999, and is anticipated to have a material adverse effect on the Company's results of operations during the near future unless and until the Company rebuilds and replaces its revenue sources.

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

In September and November, 1999, pursuant to the terms of a stock purchase agreement between CNG and the Company (the "CLCK/CNG Stock Purchase Agreement"), CNG purchased 24,000,000 shares of Common Stock for a purchase price of $3,000,000. Pursuant to the CLCK/CNG Stock Purchase Agreement, CNG was granted an option (the "CNG Stock Option") to purchase an additional 10,000,000 shares of Common Stock for the purchase price of $2,000,000. Although the option was scheduled to expire in accordance with its terms in September 2000, the Company and CNG have agreed to extend the expiration date of the option until November 15, 2000.

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

On February 16, 2000, the Company entered into a promissory note (the "Demand Promissory Note") payable to CNG in consideration of $500,000. The Note was due and payable on demand with accrued interest due and payable monthly at a rate of 11.75%. On April 21, 2000 the Company and CNG executed a revolving line of credit up to a maximum principal amount of $2,000,000 evidenced by a convertible promissory note (the "Convertible Promissory Note"). The Convertible Promissory Note had a scheduled maturity date of three years from its date of issuance and an interest rate of 11.5% per annum payable quarterly. The initial draw under the revolving line of credit was used to retire the Demand Promissory Note. The Convertible Promissory Note was convertible into 10,000,000 shares of Common Stock based upon the conversion rate of principal amount of the Convertible Promissory Note/$0.20 per share. On June 14, 2000 CNG elected to convert the Convertible Promissory Note. On September 30, 2000 CNG surrendered the Convertible Promissory Note to the Company in exchange for 10,000,000 shares of Common Stock based on the outstanding principal balance of $2,000,000 converted at $0.20 per share. The outstanding balance and accrued interest payable at September 30, 2000 were $0 and $29,275, respectively. The proceeds of the note were used for operations of the Company.

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

On September 1, 2000 the Company entered into a promissory note payable to CNG in consideration of $250,000. The Note is due and payable on demand with accrued interest due and payable monthly at a rate of 11.5%.

Cash and cash equivalents were $2,425,313 as of September 30, 2000, as compared to $2,133,740 at December 31, 1999. This increase is primarily attributable to an increase in the merchant settlement account balance of Fi-Scrip.

As of September 30, 2000 and December 31, 1999, the Company's long-term borrowings were $0 and $124,847, respectively. Long-term borrowings consisted of the note payable to American State Bank, less the current portion of the note payable.

As of September 30, 2000, the Company had short-term borrowings in the aggregate amount of $381,480, as compared to $12,441 at December 31, 1999.

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

Net cash (used in) operating activities was $(3,846,689) and $(1,263,953) for the nine months ended September 30, 2000 and 1999, respectively. Net cash used by operations during the nine months ended September 30, 2000 primarily consisted of net losses from operations offset by increases in accruals and accounts payable. Net cash provided by operations during the nine months ended September 30, 1999 primarily consisted of net loss from operations, offset by increases in accruals and accounts payable and deferred income taxes, decreases in accounts receivable, deposits and prepaid expenses and depreciation and amortization.

Net cash used in investing activities was $7,524 and $109,503 for the nine months ended September 30, 2000 and 1999, respectively. In the nine months ended September 30, 2000, the Company utilized $7,524 to purchase certain fixed assets. In the nine months ended September 30, 1999, the Company utilized $109,503 to purchase certain fixed assets.

Net cash provided by financing activities was $2,494,192 and $652,097 for the nine months ended September 30, 2000 and 1999, respectively. In the nine months ended September 30, 2000, the Company received proceeds of $2,500,000 from the issuance of common stock less payments made on the note payable to American State Bank. For the nine months ended September 30, 1999, the Company made payments of $712,790 on the Line of Credit offset by $951,128 in proceeds from the issuance of 5,746,512 shares of Common Stock primarily related to the CNG/CLCK Stock Purchase Agreement and the cancellation of the two (2) lines of credit with Century and benefited from $413,216 in cash and cash equivalents related to the acquisition of Fi-Scrip.


PART II - OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) On July 27, 2000 the Company issued to its principal software provider, PaySys International ("PaySys"), two million (2,000,000) shares of the Company's Common Stock in exchange for certain concessions made in the software license agreement between the Company and PaySys, subsequent lowering the Company's operating expenses associated with the use of the VisionPLUS(R) software provided by PaySys. The Company booked $500,000 in prepaid software lease expense based on fair market value of the Company Common Stock of $0.25 per share as it traded on the open market on or about the date of issuance. The issuance of the Common Stock was exempt under Sections 3(a)(9) and 4(2) of the Securities Act of 1933 since the Common Stock was exchanged exclusively with PaySys, the software provider, and no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits
     --------

27.  Financial Data Schedule

Reports on Form 8-K
-------------------

         None

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINITY HOLDINGS, INC.


Dated: November 14, 2000                By: /S/ Kenneth A. Klotz
                                            ------------------------
                                        Kenneth A. Klotz
                                        President


Dated:  November 14, 2000               By:  /S/ Charles La Montagne
                                             -----------------------
                                        Charles La Montagne
                                        Chief Financial Officer