Form 10KSB
period 2000-12-31
FINITY HOLDINGS INC
filed 2001-04-18
CIK 1051985

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
                                   (Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000
                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

                        Commission file number: 001-13749

                              FINITY HOLDINGS, INC.
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

                                 (915) 674-3110
                (Issuer's telephone number, including area code)

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

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended December 31, 2000 were $3,083,886.

The number of shares outstanding of the issuer's common stock as of March 22, 2001, was 50,511,512 shares. The aggregate market value of the common stock (2,128,536 shares) held by non-affiliates, based on the average of the bid and asked prices ($0.37) of the common stock as of December 31, 2000 was $787,558.

                       DOCUMENTS INCORPORATE BY REFERENCE

PORTIONS OF THE ISSUER'S DEFINITIVE PROXY STATEMENT TO BE FILED ARE INCORPORATED BY REFERENCE INTO PART III HEREOF.

Transactional Small Business Disclosure Format (Check one):   Yes ___ No _X_

ITEM 1. DESCRIPTION OF BUSINESS

BACKGROUND

         The following should be read in conjunction with the Consolidated Financial Statements of Finity Holdings, Inc., a Delaware corporation ("Finity"), and the related notes thereto, contained elsewhere in this Report.

         Finity was organized under the laws of the State of Delaware on February 5, 1993. Finity operates through its wholly-owned subsidiaries, Finity Corporation ("Finity Corporation"), a Texas corporation and Fi-Scrip, Incorporated, a Nevada corporation ("Fi-Scrip"). Unless stated otherwise, Finity, Finity Corporation and Fi-Scrip shall hereinafter be referred to collectively as the Company.

         The services which have been historically provided by the Company are:
(i) credit and debit card services; (ii) document management and distribution services; and (iii) processing services for Automatic Teller Machines ("ATMs") transactions, debit terminal transactions and Electronic Benefits Transfer systems ("EBT") transactions. The services the Company has provided to most of its customers serve as a link between consumers, merchants and financial institutions by capturing the initial transaction at the point of sale, giving the merchant credit for that transaction, posting the transaction to the financial institution's accounts receivable and general ledger and placing the transaction on the customer's statement. The Company has concentrated on a niche market consisting of small to medium-sized businesses that have not achieved adequate economies of scale to operate their own in-house programs and systems. In addition, the Company has sought strategic alliances with appropriate size banks, thrifts, credit unions, insurance companies, merchants, utilities, government agencies and other service companies whose success depends upon successful data management.

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


RECENT CHANGES IN THE BUSINESS OF THE COMPANY

         While Finity continues to make every effort to develop new business to replace the loss of substantial revenues since 1998, it has not achieved profitable operations since then. Although Finity has attempted to maintain its capability to exploit opportunities which may arise in the future, it has been forced to significantly reduce costs and staffing levels. Accordingly, there can be no assurance that Finity will be able to continue to provide the various services described below. See "Item 6-Management's Discussion and Analysis of Financial Condition of Financial Condition and Results of Operations" and "Item 7-Financial Statements."

CREDIT AND DEBIT CARD SERVICES

         The Company has historically provided a full range of card processing services for customers which consist of banks, retailers and financial service organizations that do not operate their own in-house programs and systems. PaySys International Inc. ("PaySys") has licensed the Company to use its software known as VisionPLUS, which addresses every activity associated with credit card transaction processing. These software packages provide specialized applications for customer credit, merchant processing, credit bureau application processing, customer service, special interchange processing, authorizations, transaction processing and collections. In addition, the Company has provided custom programming services on the licensed application software for processing requirements that are unique to a customer's business. The Company enters into multi-year agreements with most of its customers and works closely with its customers to be a total solutions provider. In providing a full range of credit card processing services, the Company supports comprehensive card programs, including bankcard issuing and acquiring (merchant services), co-branded, debit card, corporate card and private label programs. The Company also provides application processing, customer service support, remittance processing, card embossing and production, chargeback processing, billing and statement preparation, mail processing, detailed reporting, account collections on behalf of its customers and merchant services.

         As a direct result of the Company's current financial condition, on February 1, 2001, and after extensive deliberation and consultation with the Federal Deposit Insurance Corporation ("FDIC"), the Company agreed to release from contract, and arranged for the assignment and transfer of the data processing agreements of, three (3) of the the Company's clients who are under the FDIC's regulatory authority. The Company is currently continuing to process all three clients, but expects that two of the clients will terminate their contract for Company's services on or about April, 30, 2001 and the third will likely terminate their processing contract by June 30, 2001. The Company regrets loosing the contracts with these clients and the loss of these contracts will likely have an even further adverse effect on the Company's financial condition and results of operations for the second quarter and year end of 2001 and possibly beyond.


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

         The transactions based on this medium of exchange through Fi-Scrip and the Company are estimated to produce a gross transaction fee of between $0.06 to $0.09, of which the Company is paid a per transaction fee of $0.02 and a fee of $3.50 per monthly statement generated by the Company. The transaction fee is in addition to the merchant application and statement fees. However, no assurance can be given as to the volume of transactions that will be processed or rates at which such processing will take place. Fi-Scrip is newly in operation in connection with the EBT business, and had gross revenue of $952,262 and $645,623 for the years ended December 31, 2000 and 1999.

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

         Each customer is assigned a client support specialist. These representatives provide support and assistance to research problems, clarify system functionality, and setup new programs and promotions and training. All prospective banking customers of the Company have direct 24 hour, 7 day a week "helpdesk" support from Kirchman Corporation ("Kirchman"). The Company provides on-site support during conversions and major software enhancements or releases. The Company also provides collection services to its customers. In addition, the Company has established a business relationship with several full-time collection agencies and will provide appropriate information at the customer's request. The Company provides the capability to transfer files to these agencies and, in several cases, these agencies are on-line, real time connected to the collection management system. Further, the Company offers a complete dispute resolution service to its customers, utilizing a state-of-the-art interchange tracking system. Service representatives process all copy requests and charge backs. In conjunction with the charge back processing procedures, service representatives perform other fraud and risk management functions in an effort to assist the Company's customers from being victimized by fraudulent and unscrupulous transactions.

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


DOCUMENT MANAGEMENT AND DISTRIBUTION SERVICES

         The document management and distribution services the Company provides to its customers simplify an otherwise overwhelming task of processing inbound and outbound paper items. In document management, the Company offers processes for producing statements for the customer, while reducing the amount of paper reports with its online tools for reports, and the use of digital document technology, such as COLD. The Company processed an average of approximately 60,000 and 100,000 pieces of mail per month during the years ended December 31,

2000 and 1999, respectively and 822,000 pieces of mail per month during the year ended December 31, 1998. The Company has determined that due to the cost of the equipment and overhead related to operating and maintaining the equipment is not feasible operating at the current rate or a rate below approximately 500,000 pieces per month. As of the date of this report the Company has negotiated pricing for mail services with another mail processing center and the Company plans to have its mail processing fully outsourced by May of 2001. The equipment utilized in the Company's mail processing center was operated under leases which expired throughout the last six months. The Company has been operating under these expired leases on a month to months basis as it has worked to transition its mail processing to an outsourced basis. The Company has notified its vendors providing mail processing equipment and software that the Company's intentions are to terminate the leases effective April 30, 2001. The Company feels that by outsourcing its mail processing under the terms that it has negotiated, that the Company's clients will retain the same benefits and pricing while the Company's overhead and costs associated with providing these benefits and services will decline. By decreasing the Company's overhead and costs associated with mail process services, the Company will be in a position to better allocate is critically limited resources. See "Description of Business-Sales and Marketing."

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


SALES AND MARKETING

         The marketing goals of the Company have been to expand the number of customers of the Company which utilize the already created and operating multi-faceted information service organization dedicated to the provision of financial data processing, document management and electronic commerce services. The Company has focused on businesses in the credit card industry that may be overwhelmed with new regulatory and related problems and want to outsource their operations and not assume the significant overhead associated with such business.

         Because the Company serves as a link between consumers, merchants and financial institutions and has been and continues to concentrate on: (i) the fulfillment of a niche market consisting of small to medium-sized accounts that have not achieved adequate economy of scale to operate their own in-house programs and systems; (ii) seeking out strategic alliances with appropriate service companies whose advantage depends upon successful data management; and
(iii) providing a personalized customer-service oriented strategy.

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

         The Company is not aware of any competitor providing the same range of services as the Company has historically provided. However, no assurance can be given that such competitors do not exist. The Company's competitive capabilities consist principally of the Company's state of the art card software solutions systems and a focus on a customer-service oriented approach for the small to medium- sized customers. Furthermore, management of the Company believes that the Company enjoys an advantage as a total provider and can, thereby, offer these services at reduced costs to its customers. However, no assurance to this effect can be given.

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

EMPLOYEES

         As of December 31, 2000, the Company had sixty-three (63) full-time employees, including three (3) corporate executives, fifty-three (53) operations persons, seven (7) administrative personnel and three (3) part-time employees.

         Since December 31, 2000 the Company has cut 12 jobs and lost 4 full time employees through attrition. The Company does not currently plan to replace those jobs which it has cut or lost through attrition due to the economic condition the Company is currently in. The Company worked to consolidate job responsibilities among fewer employees. However, the Company intends to replace such personnel or hire additional personnel if the development of the Company's business makes such action appropriate. The loss of the services of key personnel could have a material adverse effect on the Company's business. Since there is intense competition for qualified personnel knowledgeable about the Company's industry, no assurance can be given that the Company will be successful in retaining and recruiting needed key personnel. The Company does not have key-man life insurance for any of its employees.

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

         FINANCIAL RISKS

         THE COMPANY HAS SUFFERED OPERATING LOSSES SINCE THE LOSS OF THE COMPANY'S LARGEST REVENUE GENERATING CUSTOMER IN 1998 AND EXPECTS TO INCUR SUBSTANTIAL ADDITIONAL OPERATING LOSSES IN THE DEVELOPMENT AND COMMERCIALIZATION OF ITS TECHNOLOGIES FOR THE FORESEEABLE FUTURE; THERE IS SUBSTANTIAL DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN. . The loss of the Company's largest revenue generating customer in 1998 which represented approximately 83% of the Company's monthly revenues at that time has resulted in a reduction of monthly revenue since December 31, 1998 of $900,000 per month, subsequently resulting in net operating losses of $4,659,462 and $3,231,617 for the years ended December 31, 2000 and 1999, respectively. The Company has attempted to maintain operations by cutting costs where feasible while maintaining its structural integrity as a processor, and by raising capital through the sale of the Company's Common Stock and through various debt instruments. The Company's operating losses and subsequent precarious financial condition have made finding additional sources of revenue difficult in that potential clients are very leery to commit to a contract with a processor with financial integrity issues. The Company currently has no commitment for securing any additional operating capital through the sale of securities. The Company, as of the date of this report, as drawn approximately $1,200,000 through various debt instruments with its primary shareholders CNG. The Company is currently unsure whether its primary shareholder will continue to fund the Company through either debt instruments or the purchase of additional Company securities but believes that its primay shareholder's ability to do so is extremely limited. These and other factors discussed in Note 4 to the financial statements raise substantial doubt about the Company's ability to continue as a going concern.

         No assurance can be given that the Company will be able to attract sufficient new business or to obtain adequate new financing. If the Company does not generate adequate revenue producing business or proceeds from financing, the Company will have to curtail its operations significantly or be forced to sell or liquidate its assets, which will have a material adverse effect on the Company's financial condition. See "Item 6-Management's Discussion and Analysis of Financial Condition of Financial Condition and Results of Operations" and "Item 7-Financial Statements."


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

         CONTROL BY PRINCIPAL STOCKHOLDERS. The Company's principal stockholders, directors and executive officers and their affiliates control the voting power of approximately 67% of the outstanding Common Stock. As a result of such Common Stock ownership, such persons will be in a position to exercise significant control with respect to the affairs of the Company and the election of directors.

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

ITEM 3. LEGAL PROCEEDINGS

         On July 28, 2000, a class action complaint was filed against the Company (formerly known as Columbia Capital Corp.) and Finity Corporation (formerly known as First Independent Computers, Corp.) under the caption ERIC GRANT V. DOUGLAS R. BAETZ, GLENN M. GALLANT, COLUMBIA CAPITAL CORP., FIRST INDEPENDENT COMPUTERS CORP., in the United States District Court, Southern District of California. The complaint was not served on the Company and Finity Corporation until January 30, 2001. The complaint purports to be a class action on behalf of purchasers of the common stock of the Company from January 1, 1998 through and including March 13, 2001. The complaint alleges (i) violations of the anti-fraud provisions of the Securities Exchange Act of 1934, (ii) violations of California securities laws, (iii) violations of the Racketeer Influenced Corrupt Organizations Act, (iv) fraud, and (v) conspiracy. The Company and Finity Corporation believe the complaint is totally without merit and have instructed their counsel to represent their respective interests vigorously.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the quarterly period ended December 31, 2000, the Company's stockholders adopted no resolutions at a meeting or by written consent.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK

         As of March 15, 2001, the authorized capital stock of the Company consisted of 100,000,000 shares of Common Stock, and 5,000,000 shares of Preferred Stock. As of the date of this report, there were issued and outstanding 50,511,512 shares of Common Stock and no shares of Preferred Stock. As of December 31, 2000, the Company had approximately 85 shareholders of record.

         The Company's Common Stock is listed for trading on the OTCB maintained by the National Association of Securities Dealers under the symbol "FNTY." The Company's Common Stock has a very limited trading history and has only been quoted on the OTCB since July 28, 1997.

         The closing bid and asked sales prices of the Company's Common Stock, as traded in the over-the-counter market, on December 30, 2000, was $0.062 and $0.12 respectively. These prices are based upon quotations between dealers, without adjustments for retail mark-ups, mark-downs or commissions, and therefore may not represent actual transactions.

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

         The shares of Common Stock were sold to PaySys and CNG without registration under Section 5 of the Securities Act of 1933 in reliance upon
Section 4(2) thereof and Regulation D thereunder. With respect to those sales, the Company had reason to believe that CNG and PaySys were accredited investors with the meaning of Rule 501(a)(3) of Regulation D.

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

         OVERVIEW OF PRESENTATION. The loss of the Company's largest revenue generating customer in 1998 which represented approximately 83% of the Company's monthly revenues at that time has resulted in a reduction of monthly revenue since December 31, 1998 of $900,000 per month, subsequently resulting in net operating losses of $4,659,462 and $3,231,617 for the years ended December 31, 2000 and 1999, respectively. The Company has attempted to maintain operations by cutting costs where feasible while maintaining its structural integrity as a processor, and by raising capital through the sale of the Company's Common Stock and through various debt instruments. The Company's operating losses and subsequent precarious financial condition have made finding additional sources of revenue difficult in that potential clients are very leery to commit to a contract with a processor with financial integrity issues. The Company currently has no commitment for securing any additional operating capital through the sale of securities. The Company, as of the date of this report, as drawn approximately $1,200,000 through various debt instruments with its primary shareholders CNG. The Company is currently unsure whether its primary shareholder will continue to fund the Company through either debt instruments or the purchase of additional Company securities but believes that its primay shareholder's ability to do so is extremely limited. These and other factors discussed in Note 4 to the financial statements raise substantial doubt about the Company's ability to continue as a going concern.

         The Company is currently exploring several critical options. These options include securing optimal new business for the Company as to ensure its future financial integrity, locating a strategic partner to take an equity interest in the Company who has the ability to bring significant new business to the Company and the possibility of selling one or both of Finity Holdings, Inc.'s subsidiaries Finity Corporation and/or Fi-Scrip Inc. No assurance can be given that the Company will be able to attract sufficient new business or to obtain adequate new financing. If the Company does not generate adequate revenue producing business or proceeds from financing, the Company will have to curtail its operations significantly or be forced to sell or liquidate its assets, which will have a material adverse effect on the Company's financial condition.

         Further, as a direct result of the Company's current financial condition, on February 1, 2001, Finity Corporation, after extensive deliberation and consultation with the Federal Deposit Insurance Corporation ("FDIC"), has agreed to release from contract and arranged for the assignment and transfer of the data processing agreements of three (3) of the Company's clients who are under the FDIC's regulatory authority. The Company is currently continuing to process all three clients, but expects that two of the clients will terminate their contract for Company's services on or about April, 30, 2001 and the third will likely terminate their processing contract by June 30, 2001. The Company regrets loosing the contracts with these clients and the loss of these contracts will likely have an even further adverse effect on the Company's financials for the second quarter and year end of 2001 and possibly beyond.

         The Company has included in this Report the audited consolidated financial statements of the Company for the years ended December 31, 2000, 1999 and 1998, which include the audited consolidated balance sheets of the Company as of December 31, 2000, 1999 and 1998, and the related consolidated statements of operations and statements of changes in stockholders' equity and cash flows for the years ended December 31, 2000, 1999 and 1998. The consolidated balance sheet of the Company for the years ended December 31, 2000 and 1999, reflects the acquisition of Fi-Scrip, Inc. effective January 1, 1999. The consolidated income statement and statement of cash flow of the Company for the years ended December 31, 2000 and 1999, reflects the results of operations and cash flows of the parent holding company, Finity Corporation and Fi-Scrip. The consolidated income statement and statement of cash flow of the Company for the year ended December 31, 1998 reflects the consolidated results of operations and cash flows of the parent holding company and Finity Corporation.

         RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999. Total operating revenues for the year ended December 31, 2000 decreased approximately 40% to $3,083,886 from $5,122,434 for the year ended December 31, 1999. Total operating revenues principally include: (i) credit card processing revenues, (ii) mail operations and (iii) merchant processing fees.

         Credit card processing revenues during the year ended December 31, 2000 decreased approximately 50% to $2,003,419 from $4,029,463 during the year ended December 31, 1999. Mail operations revenues during the year ended December 31, 2000 decreased approximately 37% to $127,229 from $203,367 during the year ended December 31, 1999. These decreases primarily relate to the loss of revenues associated with the Master Agreement with Best Bank, the Company's largest revenue producing customer until 1998. The Master Agreement with Best Bank represented 0% and 59% of the credit card revenues for the year ended December 31, 2000 and 1999.

         Merchant processing revenues during the year ended December 31, 2000 increased approximately 47% to $952,262 from $645,623 during the year ended December 31, 1999. This increase resulted from several factors including restructuring the fees charged for services provided and growth in transactions processed by Fi-Scrip.

         Total operating expenses during the year ended December 31, 2000 decreased approximately 16% to $7,333,382 from $8,742,834 during the year ended December 31, 1999. Total operating expenses principally include: (i) cost of salaries and employee benefits, (ii) equipment and software expenses, (iii) professional and outside services, as follows:

         Cost of salaries and employee benefits during the year ended December 31, 2000 decreased approximately 5% to $3,000,795 from $3,172,794 during the year ended December 31, 1999. This decrease primarily resulted from a 5% decrease in the number of full time employees of the Company. The Company generally did not replace those employees that left and worked to consolidate job responsibilities among fewer employees. The Company, in 2000, struggled to maintain its professional staff, including officers, management, computer programmers and equipment operators, following the decrease in demand for credit card processing services relating to the loss of the Master Agreement.

         Equipment and software expenses during the year ended December 31, 2000 decreased approximately 38% to $1,603,216 from $2,583,287 during the year ended December 31, 1999. This decrease primarily resulted from a decrease in software fees related to the Company's principal operating software. The Company was successful in negotiating a lower monthly minimum operating fee for the Company's principal operating software VisionPlus(R) which is owned by PaySys International. PaySys agreed to lower the monthly minimum operating fee in exchange for 2,000,000 shares of the Company's Common Stock and a place on the Company's Board of Directors. PaySys does not currently occupy a seat on the Company's Board of Directors.

         Cost of professional and outside services during the year ended December 31, 2000 decreased approximately 16% to $580,661 from $687,953 during the year ended December 31, 1999. The decline in professional and outside services expense for 2000 resulted from a decline in the Company's legal and accounting fees.

         Further, certain miscellaneous operating expenses, including insurance, postage and delivery fees, and franchise use and sales taxes, during the year ended December 31, 2000, increased approximately 6% to $580,178 from $545,606 during the year ended December 31, 1999. These increases resulted primarily from an increase in insurance costs and sales taxes related to processing instate clients.

         Other revenues and expenses resulted in total other expenses of $56,460 during the year ended December 31, 2000, as compared to total other expenses of $611,155 during the year ended December 31, 1999. Other revenues and expenses as of December 31, 2000 consisted of interest income of $38,957 offset by interest expense of $95,417. The decline in interest income was due to the Company cashing in $201,000 of the Company's $501,000 in Certificate of Deposits. Other revenues and expenses as of December 31, 1999 consisted of income from the recovery of bad debt of $224,925 and interest income of $54,244 offset by $844,066 of costs related to the write-down of goodwill and interest expense of $46,258 related to the Company's borrowings during the year ended December 31, 1999.

         Income tax expense as of December 31, 2000 was $353,506 as compared to an income tax benefit of $999,938 at December 31, 1999. The income tax expense resulted from a valuation allowance taken on the deferred tax asset at December 31, 2000. See "Item 7-Financial Statements."

         As a result of the foregoing, the Company generated net loss of $4,659,462 during the year ended December 31, 2000, as compared to a net loss of $3,231,617 during the year ended December 31, 1999. This loss from operations primarily resulted from the further decline in revenue from credit card processing. See "Liquidity and Capital Resources."

         LIQUIDITY AND CAPITAL RESOURCES. At December 31, 2000, the ratio of current assets to current liabilities was 0.93 to 1 as compared to 1.45 to 1 at December 31, 1999.

         The Company's cash flow needs for the year ended December 31, 2000 were primarily provided from notes payable by the Company to CNG. On June 30, 2000 CNG elected to convert a convertible line of credit in the amount of $2,000,000 in exchange for 10,000,000 of the Company's Common Stock. The Company's cash flow needs for the year ended December 31, 1999 were primarily provided from capital injections related to the stock purchase agreement between the Company and CNG. At December 31, 2000, $20,000 of unallocated reserve for bad debt was carried by the Company. At December 31, 2000, prepaid expenses were $848,237 and are anticipated to be expensed as used in the future. Net property and equipment was $885,597 at December 31, 2000.

         There were no major capital additions during the year ended December 31, 2000.

         Cash and cash equivalents were $1,899,945 at December 31, 2000, as compared to $2,133,740 at December 31, 1999. This decrease was primarily attributable to the depletion of cash related to the decline in processing revenue for the year ended December 31, 2000.

         As of December 31, 2000 and December 31, 1999, the Company's long-term borrowings were $0 and $124,847, respectively. Long-term borrowings at December 31, 1999 consisted of the note payable of $137,288 to American State Bank, less the current portion of the note payable.

         As of December 31, 2000, the Company had short-term borrowings in the aggregate amount of $978,021, as compared to $12,441 at December 31, 1999. This increase was attributable to the note payable to American State Bank being reclassified to current vs. long term and the accumulation of debt due and payable on demand to the Company's primary shareholders, CNG, in the amount of $850,000.

         In October, 1997, the Company entered into a 36-month equipment and software lease with IBM related to the Company's credit card processing operations. The Company upgraded the equipment lease in March, 1998 to provide for continued increases in the Company's processing volume and efficiencies, and expansion of business operations. The Company financed the lease agreement by the pledge of certificates of deposit in the aggregate amount of $401,000, $200,000 of which had initially been drawn down from the Line of Credit and the balance of which was generated by cash flow from operations. In October of 2000 the Company elected to purchase the IBM mainframe (the "Mainframe") computer at the expiration of the above mentioned lease, for a purchase price of $75,000. In November of 2000 IBM released $201,000 of the pledged Certificates of Deposit as a result of the Company's election to purchase the Mainframe, and in February of 2001, upon the execution of the purchase of the Mainframe, IBM released the balance of the pledged Certificates of Deposit. A portion of the Certificates of Deposit was utilized to execute the purchase of the Mainframe. The balance of the Certificates was and will be utilized for operations of the Company. Currently the Company continues to lease, on a month to month basis, other equipment and software formerly covered under the IBM lease.

         In January of 1998, the Company entered into a 60-month equipment lease with Orix related to the Company's credit card processing operations. The Company financed the lease agreement by the pledge of certificates of deposit in the aggregate amount of $100,000, the balance of which was generated by cash flow from operations. The Company has negotiated a lease settlement price with Orix on the equipment and is currently seeking a buyer for the equipment. If the Company is successful in selling the equipment and settling the lease with Orix, the Company will be free to explore other more cost efficient options. The certificates of deposit are for one-year terms and are automatically renewable for an additional year. The certificates of deposit bear varying rates of interest based on the date of the establishment of the certificates of deposit.

         Net cash used in operating activities was $3,768,358 and $970,638 for the years ended December 31, 2000 and 1999, respectively. Net cash used by operations during the year ended December 31, 2000 primarily consisted of net losses from operations, offset primarily by increases in accruals and accounts payable. Net cash used by operations during the year ended December 31, 1999 primarily consisted of net losses from operations, offset primarily by increases in accruals and accounts payable.

         Net cash provided by investing activities was $193,830 and $278,093 for the years ended December 31, 2000 and 1999, respectively. In the year ended December 31, 2000, the Company redeemed $201,000 in Certificates of Deposit and utilized $7,170 to purchase certain fixed assets, including office furniture, credit card computer equipment and computer software. In the year ended December 31, 1999, the Company acquired $413,759 of cash in connection with the acquisition of Fi-Scrip, utilized $45,666 to purchase certain fixed assets, including personal computer and network systems upgrades and took an equity position in Platinum-ICS, Inc., utilizing $90,000 in cash.

         Net cash provided by financing activities was $3,340,733 and $2,557,885 for the years ended December 31, 2000 and 1999, respectively. In the year ended December 31, 2000, the Company received proceeds of $2,500,000 from the issuance of common stock, which was utilized to finance the Company's business operations, and proceeds of $840,733 from a line of credit through the Company's principal shareholders CNG. For the year ended December 31, 1999, the Company received proceeds of $3,000,000 from the issuance of common stock, which was utilized to finance the Company's business operations, offset by the termination of the Company line of credit utilizing $424,826 in cash.

         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS. The Financial Accounting Standards Board ("FASB") recently issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and hedging Activities," which is required to be adopted as of December 31, 1999. SFAS No. 133 establishes standards for reporting financial and descriptive information regarding derivatives and hedging activity. The Company adopted SFAS 133 on December 31, 1999. Since the Company does not have any derivative instruments, this standard will have no impact on the Company's financial position or results of operations.

         The American Institute of Certified Public Accountants ("AICPA") recently issued Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal use," which provides guidance concerning recognition and measurement of costs associated with developing or acquiring software for internal use. In 1998, the AICPA also issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," which provides guidance concerning the costs of start-up activities. For accounting purposes, start-up activities are defined as one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory or with a new class of customer, initiating a new process in an existing facility, or commencing some new operation. Both pronouncements are effective for financial statements of years beginning after December 15 ,1998, with earlier adoption encourage. The Company adopted both statements on January 1, 1999. The adoption of these pronouncements did not have a material impact on the financial statements.

ITEM 7. FINANCIAL STATEMENTS

         The Company has included in this Report the audited consolidated financial statements of the Company for the years ended December 31, 2000, 1999 and 1998, which include the audited consolidated balance sheets of the Company as of December 31, 2000, 1999 and 1998, and the related consolidated statements of operations and statements of changes in stockholders' equity and cash flows for the years ended December 31, 2000, 1999 and 1998. The consolidated balance sheet of the Company for the years ended December 31, 2000 and 1999, reflects the acquisition of Fi-Scrip, Inc. effective January 1, 1999. The consolidated income statement and statement of cash flow of the Company for the years ended December 31, 2000 and 1999, reflects the results of operations and cash flows of the parent holding company, Finity Corporation and Fi-Scrip. The consolidated income statement and statement of cash flow of the Company for the year ended December 31, 1998 reflects the consolidated results of operations and cash flows of the parent holding company and Finity Corporation.

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


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The information required by this Item is set forth under the headings "Directors and Executive Officers" and "Compliance with Section 16 of the Securities Exchange Act of 1934 in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held in June 2001, and is expressly incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

         The information required by this Item is set forth under the heading "Executive Compensation" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held in June 2001 and is expressly incorporated herein by reference.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is set forth under the heading "Voting Securities and Principal Holders Thereof" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held in June 2001, and is expressly incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is set forth under the heading "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held in June 2001, and is expressly incorporated herein by reference.



                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

A.       Financial Statements
         --------------------

         The Company has included in this Report the audited consolidated financial statements of the Company for the years ended December 31, 2000, 1999 and 1998, which include the audited consolidated balance sheets of the Company as of December 31, 2000, 1999 and 1998, and the related consolidated statements of operations and statements of changes in stockholders' equity and cash flows for the years ended December 31, 2000, 1999 and 1998. The consolidated balance sheet of the Company for the years ended December 31, 2000 and 1999, reflects the acquisition of Fi-Scrip, Inc. effective January 1, 1999. The consolidated income statement and statement of cash flow of the Company for the years ended December 31, 2000 and 1999, reflects the results of operations and cash flows of the parent holding company, Finity Corporation and Fi-Scrip. The consolidated income statement and statement of cash flow of the Company for the year ended December 31, 1998 reflects the consolidated results of operations and cash flows of the parent holding company and Finity Corporation.

B.       Reports on Form 8-K
         -------------------

         None.

C.       Other Exhibits
         --------------

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

                                               FINITY HOLDINGS, INC.

                                               By:/s/ Olan Beard
                                                  -----------------------
                                                  Olan Beard
                                                  Principal Executive Officer

         Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.


       NAME                      TITLE                                DATE
------------------------    ----------------                        ---------

/s/ Olan Beard              President, Chairman of the
------------------------    Board of Directors and Director      April 17, 2001
Olan Beard

/s/ Michael L. Beard        Chief Financial Officer,
------------------------    Executive Vice President
Michael L. Beard            and Principal Accounting Officer     April 17, 2001

/s/ Robert M. Feldman       Director                             April 17, 2001
-----------------------
Robert M. Feldman

/s/ Donald L. Thone         Director                             April 17, 2001
-----------------------
Donald L. Thone

/s/ Jared Davis             Director                             April 17, 2001
-----------------------
Jared Davis

/s/ A. David Davis          Director                             April 17, 2001
-----------------------
A. David Davis

/s/ Allen Davis             Director                             April 17, 2001
----------------------
Allen Davis

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
FINITY HOLDINGS, INC. AND SUBSIDIARIES:

We have audited the accompanying consolidated balance sheets of FINITY HOLDINGS, INC. AND SUBSIDIARIES (the Company) as of December 31, 2000, 1999 and 1998 and the related consolidated statements of operation, consolidated statements of changes in shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FINITY HOLDINGS, INC. AND SUBSIDIARIES as of December 31, 2000, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $4,659,462 during the year ended December 31, 2000, and, as of that date, had a working capital deficiency of $415,062 and net worth of $607,996. As described more fully in Note 4 to the financial statements, the Company lost a significant contract in 1998 and, through December 31, 2000, has been unable to replace the revenue stream produced by the contract. The Company's primary shareholder has contributed capital and provided debt facilities in sufficient amounts to maintain operations; however, the primary shareholder has not committed to additional capital contributions or extensions of credit. The Company has no commitments for alternate sources of capital or financing. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                        /S/  DAVIS, KINARD & CO., P.C.
                                             -------------------------
                                             DAVIS, KINARD & CO., P.C.

Abilene, Texas,
February 5, 2001,
except for Note 20, as to
which the date is March 30, 2001


                                FINITY HOLDINGS, INC. AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS
                                   DECEMBER 31, 2000, 1999 AND 1998



                          ASSETS                            2000               1999             1998
                                                         ------------      ------------      ------------
Current assets
     Cash and cash equivalents                           $ 1,899,945       $ 2,133,740       $   268,400
     Interest bearing deposits with banks                    300,000           501,000           501,000
     Accounts receivable, net                              2,246,179           319,079           447,844
     Prepaid expenses                                        848,237           337,468           582,633
     Federal income tax receivable                                 -           556,774            81,602
                                                         ------------      ------------      ------------
         Total current assets                              5,294,361         3,848,061         1,881,479

Premises and equipment                                     1,823,390         1,812,720         1,763,326
     Less accumulated depreciation                           937,793           607,163           260,381
                                                         ------------      ------------      ------------
         Net property and equipment                          885,597         1,205,557         1,502,945

Other assets
     Other assets                                             90,000            90,000                 -
     Deferred tax asset                                       47,461           400,967            34,113
     Goodwill, net of accumulated
         amortization of $81,162 for 1998                          -                 -           892,762
                                                         ------------      ------------      ------------
         Total other assets                                  137,461           490,967           926,875
                                                         ------------      ------------      ------------

TOTAL  ASSETS                                            $ 6,317,419       $ 5,544,585       $ 4,311,299
                                                         ============      ============      ============


           LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
     Accounts payable                                    $ 3,944,437       $ 2,163,382       $   298,840
     Accrued expenses and other liabilities                  786,965           476,457           265,521
     Current portion of note payable                         128,021            12,441            11,395
     Notes payable - related party                           850,000                 -           700,000
     Accrued interest payable                                      -                 -             5,945
                                                         ------------      ------------      ------------
         Total current liabilities                         5,709,423         2,652,280         1,281,701

     Long term portion of note payable                             -           124,847           143,182
                                                         ------------      ------------      ------------
         Total liabilities                                 5,709,423         2,777,127         1,424,883

SHAREHOLDER'S EQUITY
     Common stock , $.001 par value;
         100,000,000 shares authorized; 50,511,512
         issued and outstanding in 2000, 38,511,512
         issued and outstanding in 1999, and
         12,765,000 issued and outstanding in 1998            50,512            38,512            12,765
     Additional paid-in capital                            8,379,096         5,891,096         1,990,715
     Retained (deficit) earnings                          (7,821,612)       (3,162,150)          882,936
                                                         ------------      ------------      ------------
         Total shareholders' equity                          607,996         2,767,458         2,886,416
                                                         ------------      ------------      ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $ 6,317,419       $ 5,544,585       $ 4,311,299
                                                         ============      ============      ============

The accompanying notes are an integral
part of these consolidated financial statements


                                    FINITY HOLDINGS, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                      2000                1999              1998
                                                  -------------      -------------      -------------
REVENUE
     Credit card                                  $  2,003,419       $  4,029,463       $ 10,747,212
     Banking                                                 -             73,842            680,091
     Mail operations                                   127,229            203,367          1,114,956
     Merchant processing fees                          952,262            645,623                  -
     Other                                                 976            170,139            425,546
                                                  -------------      -------------      -------------
         Total operating revenue                     3,083,886          5,122,434         12,967,805

EXPENSES
     Salaries and employee benefits                  3,000,795          3,172,794          3,229,550
     Equipment and software lease                    1,603,216          2,583,287          1,850,212
     Facilities rent                                   268,460            351,599            436,493
     Repair and maintenance                            330,481            445,419            587,990
     Depreciation                                      327,130            363,475            212,542
     Computer and office supplies                      119,699            217,218            609,161
     Telephone                                         312,374            278,391            769,728
     Professional and outside services                 580,661            687,953            974,288
     Travel and entertainment                          210,388             97,092            139,459
     Other operating                                   580,178            545,606            951,434
                                                  -------------      -------------      -------------
         Total operating expenses                    7,333,382          8,742,834          9,760,857
                                                  -------------      -------------      -------------

(LOSS) INCOME FROM OPERATIONS                       (4,249,496)        (3,620,400)         3,206,948

OTHER (EXPENSE) INCOME
     Recovery of bad debt                                    -            224,925                  -
     Write-down of goodwill                                  -           (844,066)                 -
     Interest income                                    38,957             54,244             49,056
     Interest expense                                  (95,417)           (46,258)          (118,701)
                                                  -------------      -------------      -------------
         Total other (expense) income                  (56,460)          (611,155)           (69,645)
                                                  -------------      -------------      -------------

(LOSS) INCOME BEFORE TAX                            (4,305,956)        (4,231,555)         3,137,303

     Income tax (benefit) expense                      353,506           (999,938)         1,112,628
                                                  -------------      -------------      -------------

(LOSS) INCOME BEFORE
     EXTRAORDINARY ITEM                             (4,659,462)        (3,231,617)         2,024,675

EXTRAORDINARY ITEM, NET OF TAX                               -                  -           (660,000)
                                                  -------------      -------------      -------------

NET (LOSS) INCOME                                 $ (4,659,462)      $ (3,231,617)      $  1,364,675
                                                  =============      =============      =============

EARNINGS PER SHARE BEFORE EXTRAORDINARY ITEM
     Basic (loss) income                          $      (0.10)      $      (0.18)      $       0.16
     Diluted (loss) income                               (0.10)             (0.15)              0.16

EARNINGS PER SHARE AFTER EXTRAORDINARY ITEM
     Basic (loss) income                          $      (0.10)      $      (0.18)      $       0.11
     Diluted (loss) income                               (0.10)             (0.15)              0.11


The accompanying notes are an integral
part of these consolidated financial statements


                                             FINITY HOLDINGS, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                          YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998




                                            Common Stock                                Retained
                                   -----------------------------        Paid-In         (Deficit)
                                      Shares            Amount          Capital         Earnings           Total
                                   ------------     ------------     ------------     ------------      ------------
BALANCE - DECEMBER 31, 1997         12,500,000      $    12,500      $ 1,681,230      $  (481,739)      $ 1,211,991

     Issuance of common stock          265,000              265          281,485                -           281,750
     Stock options                           -                -           28,000                -            28,000
     Net income                              -                -                -        1,364,675         1,364,675
                                   ------------     ------------     ------------     ------------      ------------

BALANCE - DECEMBER 31, 1998         12,765,000           12,765        1,990,715          882,936         2,886,416

     Issuance of common stock       25,746,512           25,747        3,425,381                -         3,451,128
     Acquisition of Fi-Scrip                 -                -          475,000         (813,469)         (338,469)
     Net loss                                -                -                -       (3,231,617)       (3,231,617)
                                   ------------     ------------     ------------     ------------      ------------

BALANCE - DECEMBER 31, 1999         38,511,512           38,512        5,891,096       (3,162,150)        2,767,458

     Issuance of common stock       12,000,000           12,000        2,488,000                -         2,500,000
     Net loss                                -                -                -       (4,659,462)       (4,659,462)
                                   ------------     ------------     ------------     ------------      ------------

BALANCE - DECEMBER 31, 2000         50,511,512      $    50,512      $ 8,379,096      $(7,821,612)      $   607,996
                                   ============     ============     ============     ============      ============

The accompanying notes are an integral
part of these consolidated financial statements


                                         FINITY HOLDINGS, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                               2000               1999                1998
                                                         ----------------   -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss) income                                      $    (4,659,462)   $     (3,231,617)   $      1,364,675
  Adjustments to reconcile net (loss) income to
     net cash provided by operations
       Depreciation and amortization                             327,130             412,171             261,238
       Loss on disposal of assets                                      -              61,693                   -
       Write-down of goodwill                                          -             844,066                   -
     Net change in
       Deferred income taxes                                     353,506            (366,854)            140,129
       Accounts receivable                                    (1,370,326)           (346,407)             74,694
       Deposits, prepaid expenses and other assets               (10,769)            251,415            (233,473)
       Accrued expenses and accounts payable                   2,091,563           1,404,895             177,174
                                                         ----------------   -----------------   -----------------
Net cash (used in) provided by operating activities           (3,268,358)           (970,638)          1,784,437

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of fixed assets                                        (7,170)            (45,666)         (1,200,803)
  Increase in other investments                                        -             (90,000)                  -
  Cash acquired in investment in acquisition                           -             413,759                   -
  Decrease (increase) in interest bearing deposit                201,000                   -            (197,422)
                                                         ----------------   -----------------   -----------------
Net cash provided by (used in) investing activities              193,830             278,093          (1,398,225)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from line of credit, net of payments                  840,733            (424,826)           (600,000)
  Proceeds from long term debt                                         -                   -             160,000
  Proceeds from note payable                                   2,000,000                   -                   -
  Payments on long term debt                                           -             (17,289)             (5,423)
  Issuance of common stock                                             -           3,000,000             309,750
                                                         ----------------   -----------------   -----------------
Net cash provided by (used in) financing activities            2,840,733           2,557,885            (135,673)
                                                         ----------------   -----------------   -----------------

NET (DECREASE) INCREASE IN
     CASH AND CASH EQUIVALENTS                                  (233,795)          1,865,340             250,539

Cash and cash equivalents at beginning of period               2,133,740             268,400              17,861
                                                         ----------------   -----------------   -----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $     1,899,945    $      2,133,740    $        268,400
                                                         ================   =================   =================

SUPPLEMENTAL DISCLOSURE
 OF CASH FLOW INFORMATION:
     Interest paid                                       $        47,140    $         33,869    $        118,701
     Taxes paid                                                        -                   -             760,000
     Issuance of stock in retirement of debt                   2,000,000             827,921                   -
     Issuance of stock in exchange for other assets              500,000                   -                   -

The accompanying notes are an integral
part of these consolidated financial statements

                     FINITY HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            PRINCIPLES OF CONSOLIDATION

            The accompanying consolidated financial statements include the accounts of Finity Holdings, Inc. (the Company) and its wholly-owned subsidiaries, Finity Corporation (Finity) and Fi-Scrip, Incorporated (Fi-Scrip). Intercompany accounts and transactions have been eliminated.

            ORGANIZATION AND NATURE OF OPERATIONS

            The Company was organized under the laws of the State of Delaware on February 5, 1993. The Company completed a private offering of its common stock in November 1993 (See Note 2).

            Finity was incorporated on October 21, 1983, pursuant to the provisions of the Texas Business Corporation Act. Finity's business activities include the processing of credit card purchases for numerous businesses in various industries throughout the United States and data processing for various banks.

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

            USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

            The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

            ACCOUNTS RECEIVABLE

            The Company utilizes the allowance method for uncollectible accounts receivable. Management estimates the uncollectible accounts and provides for them in the allowance. The balance of the allowance for uncollectible accounts was $20,000 at December 31, 2000 and 1999. The balance of the allowance for uncollectible accounts was $270,000 at December 31, 1998.

                     FINITY HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

            Depreciation is computed using the straight-line method over the estimated useful lives for financial statement purposes and an accelerated method of cost recovery over statutory recovery periods for tax purposes. Repairs and maintenance are expensed, whereas additions and improvements are capitalized.

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

                     FINITY HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

            PER SHARE DATA - CONTINUED

            The computation of basic earnings (loss) per share of common stock for the year ended December 31, 2000 is based on the weighted average number of shares outstanding in 2000 of 44,402,222. The computation of diluted earnings (loss) per share of common stock is based on the weighted average number of shares and equivalent shares outstanding in 2000 of 44,622,928. The computation of basic earnings
            (loss) per share of common stock is based on the weighted average number of shares outstanding for the years ended December 31, 1999 and 1998 of 18,347,073 and 12,666,712 respectively. The computation of diluted earnings (loss) per share of common stock is based on the weighted average number of shares and equivalent shares outstanding for the years ended December 31, 1999 and 1998 of 21,238,613 and 12,954,020, respectively. No potential common shares existed at December 31, 1998; therefore, basic loss per share equals diluted loss per share at that date.

            PREFERRED STOCK

            The Company, under its articles of incorporation, has the authority to issue up to 5,000,000 shares of preferred stock with a par value of $.001 each, totaling $5,000. The Board of Directors is authorized to provide for the issuance of the shares of preferred stock in series by filing a certificate pursuant to the applicable law of the State of Delaware, to establish the number of shares to be included in each such series, and to fix the designations, powers, preferences, rights and limitations of the shares of each series. At December 31, 2000, 1999 and1998, there were no preferred shares issued or outstanding.

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

                     FINITY HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

            RECENT ACCOUNTING STANDARDS

            In June 1997, SFAS No. 130, REPORTING OF COMPREHENSIVE INCOME, was issued. This statement requires that comprehensive income be reported in the basic financial statements. Comprehensive income refers to the change in equity during a period from transactions and events other than investments by and distributions to owners. This statement applies to fiscal years beginning after December 15, 1997. The Company adopted SFAS 130 on January 1, 1998. The Company has no items of comprehensive income.

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

            The American Institute of Certified Public Accountants (AICPA) recently issued Statement of Position (SOP) No. 98-1, ACCOUNTING FOR THE COST OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE, which provides guidance concerning recognition and measurement of costs associated with developing or acquiring software for internal use. In 1998, the AICPA also issued SOP No. 98-5 REPORTING ON COSTS OF START-UP ACTIVITIES, which provides guidance concerning start-up activities and organization costs. Both pronouncements are effective for fiscal years beginning after December 15, 1998. The adoption of these statements did not have a significant impact on the financial statements.


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

                     FINITY HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2:     PRIVATE OFFERINGS OF COMMON STOCK  - CONTINUED

            In September and October, 1999, pursuant to the terms of the CLCK/CNG Stock Purchase Agreement, CNG purchased 24,000,000 shares of common stock of the Company for a purchase price of $3,000,000. On June 14, 2000 CNG elected to convert a convertible promissory note. On June 30, 2000 CNG surrendered the convertible promissory note to the Company and, in exchange the Company issued to CNG 10,000,000 shares of common stock based on the outstanding principal balance of $2,000,000 converted at $0.20 per share. CNG controls in excess of a majority of the issued and outstanding voting securities of the Company and is able to elect all of the directors of the Company and effectively control the Company's affairs. To date, CNG has purchased a total of 34,000,000 shares or 67.3% of the 50,511,512 shares currently issued and outstanding. CNG is currently the Company's principal shareholder and has, as of the date of this report, designated three members to the Board of Directors of the Company.

            On July 27, 2000 the Company issued to its principal software provider, PaySys International (PaySys), 2,000,000 shares of the Company's common stock in exchange for certain concessions made in the software license agreement between the Company and PaySys, lowering the Company's operating expenses associated with the use of the VisionPLUS(R) software provided by PaySys. The Company recorded $500,000 in prepaid software lease expense based on fair market value of the Company's Common Stock of $0.25 per share as it traded on the open market on or about the date of issuance.

            In connection with the CNG transaction the Company issued to Century, an affiliate of Messrs. Gallant and Baetz, 1,736,512 shares of common stock in consideration of the cancellation of the obligation of $434,128 due and payable by the Company to Century.


NOTE 3:     ACQUISITION OF FI-SCRIP

            As of January 1, 1999, the primary shareholders of the Company contributed all of the common stock of Fi-Scrip to the Company for no consideration. The contribution of capital was not significant to the financial position of the Company. Fi-Scrip became a wholly-owned subsidiary of the Company effective January 1, 1999. Finity provides various services to Fi-Scrip in the performance of its merchant card processing.


NOTE 4:     CANCELLATION OF CONTRACT AND MANAGEMENT'S PLANS

            On July 23, 1998, the Colorado State Banking Board ordered the closure of BestBank and the Federal Deposit Insurance Corporation
            (FDIC) assumed the role of receiver of BestBank. The single largest asset of BestBank consisted of credit cards serviced by the Company. As a result, the Company is no longer servicing any of the accounts for BestBank or the FDIC. The effect of these events was to eliminate approximately 83% of the Company's monthly revenues, as measured during 1998, which has had a material adverse effect on the Company's results of operations for the year ended December 31, 2000 and 1999. This has resulted in a reduction of monthly revenue since December 31, 1998 of $900,000 per month, subsequently resulting in net operating losses of $4,659,462 and $3,231,617 for the years ended December 31, 2000 and 1999, respectively.

                     FINITY HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4:     CANCELLATION OF CONTRACT AND MANAGEMENT'S PLANS - CONTINUED

            The Company has maintained operations, reducing expenses where feasible while maintaining its structural integrity as a processor, through raising capital through the sale of the Company's common stock and through various debt instruments. The Company's operating losses and subsequent financial condition has made finding additional sources of revenue difficult in that potential clients are very leery to commit to a contract with a processor with financial integrity issues. The Company currently has no commitment for securing any additional operating capital through the sale of securities. The Company has drawn approximately $1,200,000 through various debt instruments with its primary shareholder. The Company's primary shareholders have not committed to fund the Company through either debt instruments or the purchase of additional Company securities is limited.

            The Company is currently exploring several options, including securing optimal new business for the Company as to ensure its future financial integrity, locating a strategic partner to take an equity interest in the Company who has the ability to bring significant new business to the Company and the possibility of selling one or both of Finity Holdings, Inc.'s subsidiaries Finity Corporation and/or Fi-Scrip Inc. No assurance can be given that the Company will be able to attract sufficient new business or to obtain adequate new financing. If the Company does not generate adequate revenue producing business or proceeds from financing, the Company will have to curtail its operations significantly or be forced to sell or liquidate its assets, which will have a material adverse effect on the Company's financial condition.

            Further, as a direct result of the Company's current financial condition, on February 1, 2001, Finity Corporation, after extensive deliberation and consultation with the FDIC, has agreed to release from contract and arranged for the assignment and transfer of the data processing agreements of three of the Company's clients who are under the FDIC's regulatory authority. The Company is currently continuing to process all three clients, but expects that two of the clients will terminate their contract for Company's services on or about April, 30, 2001; and the third will likely terminate their processing contract by June 30, 2001. These events will likely have an even further adverse effect on the Company's financials for the second quarter and year end of 2001 and possibly beyond.


NOTE 5:     FINANCIAL INSTRUMENTS

            The estimated fair values of the Company's financial instruments were:

                                                      Carrying         Fair
                                                       Amount          Value
                                                    ------------   -------------
            DECEMBER 31, 2000

            Financial assets:
               Cash and interest bearing
                  deposits with banks               $  2,199,945   $  2,199,945
               Accounts receivable                     2,246,179      2,246,179

                     FINITY HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            Financial liabilities:
               Notes payable                             978,021        978,021
               Accrued interest payable                   23,031         23,031


            DECEMBER 31, 1999

            Financial assets:
               Cash and interest bearing
                  deposits with banks               $  2,634,740   $  2,634,740
               Accounts receivable                       319,079        319,079

            Financial liabilities:
               Notes payable                             137,288        137,288


            DECEMBER 31, 1998

            Financial assets:
               Cash and interest bearing
                  deposits with banks                    769,400        769,400
               Accounts receivable                       447,844        447,844

            Financial liabilities:
               Notes payable                             854,577        854,577
               Accrued interest payable                    5,945          5,945

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


                     FINITY HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7:     INCOME TAXES - CONTINUED

            The consolidated income tax expense, as a percentage of pretax earnings, differs from the statutory federal income tax rate in the years ended December 31, 2000, 1999 and 1998, as follows:
                                                         2000          1999         1998
                                                       ---------     --------     --------
            Statutory federal income tax rate           (34.00)%     (34.00)%      34.00%
            Nondeductible expenses                        0.44         1.67         2.28
            Valuation allowance on net operating
               loss carryforwards                        41.77         8.79         -
            Other                                         -            (.09)        (.13)
                                                       ---------     --------     --------
            Effective income tax rate                     8.21%      (23.63)%      36.15%
                                                       =========     ========     ========

            Income tax (benefit) expense in the years ended December 31, 2000,
            1999 and 1998, is comprised of the following:
                                                            2000           1999           1998
                                                         ----------     ----------     ----------
            Current income tax (benefit) expense         $       -      $(576,373)     $ 632,499
            Deferred income tax (benefit) expense          353,506       (423,565)       140,129
                                                         ----------     ----------     ----------
                                                         $ 353,506      $(999,938)     $ 772,628
                                                         ==========     ==========     ==========

            Income tax expense (benefit) is allocated between operations and the extraordinary item for the year ended December 31, 1998, as follows:

            Income tax expense:
              Continuing operations                              $ 1,112,628
              Extraordinary item                                    (340,000)
                                                                 ------------
                  Total                                          $   772,628
                                                                 ============

            The tax effects of temporary differences that gave rise to deferred tax assets (liabilities) as of December 31, 2000, 1999 and 1998, respectively:
                                                            2000           1999           1998
                                                        ------------   ------------   ------------
            Deferred tax assets
            -------------------
              Net operating loss carryforwards          $ 2,256,910    $   863,337    $         -
              Other                                           3,706          7,514         75,332
                                                        ------------   ------------   ------------
                  Total deferred tax assets               2,260,616        870,851         75,332

            Deferred tax liabilities
            ------------------------

              Depreciation and amortization                 (80,660)       (97,930)       (41,219)
                                                        ------------   ------------   ------------
                  Total deferred tax liabilities            (80,660)       (97,930)       (41,219)

              Valuation allowance                        (2,132,495)      (371,954)             -
                                                        ------------   ------------   ------------
                  Net deferred tax asset                $    47,461    $   400,967    $    34,113
                                                        ============   ============   ============

                     FINITY HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7:     INCOME TAXES - CONTINUED

            At December 31, 1997, the Company had net operating loss carryforwards available for federal income tax purposes which were fully utilized in the year ended December 31, 1998. At December 31, 2000 and 1999, the Company had net operating loss carryforwards available for federal tax income tax purposes amounting to $6,637,969 and $2,698,524 respectively, which expire in the years 2015 and 2014. Of this amount, management has determined that approximately $1,090,000 may not be utilized in future periods, primarily due to separate company limitations that may restrict the utilization of the net operating loss carryforwards. Accordingly, the Company has recorded a valuation allowance related to these possible limitations and the uncertainty of utilization of the net operating loss carryforwards. The following summarizes the changes in the valuation allowance in the year ended December 31, 2000 and 1999:

                                                                        2000            1999
                                                                   -------------   -------------
               Valuation allowance at beginning of period          $    371,954    $          -

               Valuation allowance established during the period      1,760,541         371,954
                                                                   -------------   -------------

               Valuation allowance at end of period                $  2,132,495    $    371,954
                                                                   =============   =============


NOTE 8:     NOTES PAYABLE

            On September 1, 2000, the Company issued a promissory note (Promissory Note 1) to CNG Financial Corporation (CNG), an affiliate of the Company. Promissory Note 1, in the principal sum of $250,000, carries an interest rate of 11.50% and is due and payable in one installment, together with all accrued and unpaid interest thereon, on demand; provided, however, that accrued interest shall be payable on October 1, 2000 and on the first day of each month thereafter until the debt is paid in full.

            On October 2, 2000, the Company issued a second promissory note (Promissory Note 2) to CNG. Promissory Note 2, in the principal sum of $250,000, carries an interest rate of 11.50% and is due and payable in one installment, together with all accrued and unpaid interest thereon, on demand; provided, however, that accrued interest shall be payable on November 1, 2000 and on the first day of each month thereafter until the debt is paid in full.

            On October 6, 2000, the Company issued a third promissory note (Promissory Note 3) to CNG. Promissory Note 3, in the principal sum of $350,000, carries an interest rate of 11.50% and is due and payable in one installment, together with all accrued and unpaid interest thereon, on demand; provided, however, that accrued interest shall be payable on November 1, 2000 and on the first day of each month thereafter until the debt is paid in full.

            The outstanding balance of all of the notes payable and accrued interest payable due to CNG Financial at December 31, 2000 was $850,000 and $23,031, respectively.

                     FINITY HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8:     NOTES PAYABLE - CONTINUED

            Finity, on September 16, 1999, effectively terminated an $800,000 unsecured operating line of credit through Century Financial Group, Inc., a corporation owned by the Company's then primary shareholders. Finity through negotiations with Century Financial Group, Inc., was able to offset $576,352 in accounts receivable from Century to Finity against the $827,921 balance of the line of credit, which included $27,921 in accrued interest payable, and through its parent company the Company issued 1,006,276 shares of common stock in consideration of the remaining $251,569 balance of the line of credit. The line of credit carried an annual percentage rate of 10%. Under the terms of the line of credit, Finity paid interest on a monthly basis with the unpaid principal due at maturity, September 15, 1999. The outstanding balance on the line of credit as of December 31, 1998 was $700,000.

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

            Finity has a real estate lien note through American State Bank formerly Security State Bank. The real estate note, dated August 1, 1998, in the amount of $160,000 carries an annual interest rate of Wall Street prime plus 1%, with a maturity date of August 1, 2001. The note is secured by a deed of trust to a building in which the note proceeds were used to purchase and renovate. The outstanding balance as of December 31, 2000, 1999 and 1998 was $128,021, $137,288 and $154,577, respectively.


NOTE 9:     LEASE OBLIGATIONS

            The Company has entered into various operating lease agreements. Under terms of an operating lease with IBM Corporation, certificates of deposit with a carrying value of $200,000 at December 31, 2000 were pledged as collateral against Bank One letters of credit in favor of IBM. Under terms of an operating lease with Timmermen Leasing, a certificate of deposit with a carrying value of $100,000 at December 31, 2000, was pledged as collateral. The future minimum payments for leased property under these noncancellable lease agreements for each of the next five years (no commitments for leased property extend more than five years) ending December 31, 2005 are as follows:

                              2001                              $ 1,229,817
                              2002                                  862,878
                              2003                                  306,805
                              2004                                  102,523
                              2005                                   90,330
                                                                -----------

                 Lease obligations                              $ 2,592,353
                                                                ===========

                     FINITY HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9:     LEASE OBLIGATIONS - CONTINUED

            On August 24, 1999 the Company entered into a new lease for its office space, 36,182 square feet, from American State Bank at an annual cost of approximately $282,168. The former lease made on August 1, 1997, which included 52,248 square foot at a rate of $400,000 per year, was for a term of two years expiring July 31, 1999 with a 180 day termination clause.


NOTE 10:    MARKET RISK AND CONCENTRATIONS

            For the year ended December 31, 2000, revenue from Galactic/Nokia accounted for approximately $802,592 or 32% of the Company's total revenues, revenues from CNG, the Company's primary shareholder, accounted for approximately $391,061 or 16% of the Company's total revenue and revenue from Fi-Scrip accounted for approximately $369,810 or 15% of the Company's total revenues. No other customers accounted for 10% or more of the Company's total revenues.

            For the year ended December 31, 1999, revenue from the BestBank portfolio accounted for approximately $3,064,150 or 60% of the Company's total revenues and revenue from Fi-Scrip accounted for approximately $645,623 or 13% of the Company's total revenues. No other customers accounted for 10% or more of the Company's total revenues. Since the Best Bank failure in July 1998 the Company continued its role as processor for the portfolio accounts through May 17, 1999, in which it was receiving payment from the FDIC for its processing costs.

            For the year ending December 31, 1998, revenue from the BestBank portfolio accounted for approximately 83% of the Company's total revenues. No other customers accounted for 10% or more of the Company's total revenues.


NOTE 11:    RELATED PARTY TRANSACTIONS

            For the year ended December 31, 2000, revenue from CNG, the Company's primary shareholder, accounted for approximately $391,061 or 16% of the Company's total revenue. Expenses billed to the Company by CNG, the Company's primary shareholder amounted to $1,288,020 for the year ended December 31, 2000.

            Note 8 details promissory notes with CNG which have outstanding balances at December 31, 2000. On February 16, 2000 the Company issued an unsecured promissory note (the demand promissory note) to CNG. The demand promissory note, in the principal sum of $500,000, carried an interest rate of 11.75% and was due and payable on demand in one installment, together with all accrued and unpaid interest thereon; provided, however, that accrued interest was payable on March 1, 2000 and on the first day of each month thereafter until the debt is paid in full. The demand promissory note was retired on April 21, 2000 when the Company and CNG executed a revolving line of credit up to a maximum principal amount of $2,000,000 evidenced by a convertible promissory note (the convertible promissory note). The convertible promissory note originally matured three years from its date of issuance with interest at the rate of 11.5% per annum payable quarterly.

                     FINITY HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11:    RELATED PARTY TRANSACTIONS - CONTINUED

            On June 14, 2000 CNG elected to convert the convertible promissory note. On June 30, 2000, CNG surrendered the convertible promissory note to the Company, and in exchange the Company issued to CNG 10,000,000 shares of Common Stock based on the outstanding principal balance of $2,000,000 converted at $0.20 per share. As of December 31, 2000, CNG has purchased a total of 34,000,000 shares or 67.3% of the 50,511,512 shares currently issued and outstanding. CNG is currently the Company's principal shareholder and has, as of the date of this report, designated four members to the Board of Directors of the Company.

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

            On July 27, 2000 the Company issued to its principal software provider, PaySys International (PaySys), 2,000,000 shares of the Company's Common Stock in exchange for certain concessions made in the software license agreement between the Company and PaySys, lowering the Company's operating expenses associated with the use of the VisionPLUS(R) software provided by PaySys. The Company recorded $500,000 in prepaid software lease expense based on fair market value of the Company's Common Stock of $0.25 per share as it traded on the open market on or about the date of issuance.

            Finity's former financing source, Century Financial Group, Inc.
            (CFG), is owned by the Company's former primary shareholders, Glenn Gallant and Douglas Baetz. Notes payable to CFG at December 31, 1998 was $700,000. Interest expense to CFG amounted to $57,671 and $96,657 for the years ended December 31, 1999 and 1998, respectively. Accrued interest payable at December 31, 1998 $5,945.


NOTE 12:    STOCK OPTION PLAN

            The Company adopted a stock plan to provide for the granting of options to senior management of the Company. As of December 31, 2000, the Company has allocated 1,250,000 shares of stock for issuance under the plan. On July 1, 1998 and August 6, 1999 the Company granted 316,666 and 550,000 options, respectively. The options expire five years from the date of issuance. On December 24, 1998, the Company amended the exercise price of the options previously granted on July 1, 1998.

                     FINITY HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12:    STOCK OPTION PLAN - CONTINUED

            The following table shows the vesting schedule and the exercise price, as amended, for each of the five current and two former directors awarded options on July 1, 1998.

                                                     Options vested
                                            --------------------------------   Total Options
                                 Exercise   July 1,   October 1,  January 1,    Vested and
                Director           Price     1998        1998        1999       Outstanding
            ------------------   --------   -------   ----------  ----------   -------------
            Glenn M. Gallant       $ .62    16,666      16,667            -          33,333
            Douglas R. Baetz       $ .62    16,666      16,667            -          33,333
            Kenneth A. Klotz       $ .48    16,666      16,667       16,667          50,000
            Charles LaMontagne     $ .48    16,666      16,667       16,667          50,000
            Olan Beard             $ .48    16,666      16,667       16,667          50,000
            Donald Thone           $ .48    16,666      16,667       16,667          50,000
            Robert Feldman         $ .48    16,666      16,667       16,667          50,000
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

                                                      Options vested
                                                 ------------------------     Total Options
                                  Exercise       August 6,    October 22,      Vested and
                 Director           Price          1999          1999          Outstanding
            --------------------  --------       ---------    -----------     -------------
            Kenneth A. Klotz        $ .23         50,000        100,000            150,000
            Charles LaMontagne      $ .23         50,000        100,000            150,000
            Olan Beard              $ .23         50,000        100,000            150,000
            Donald Thone            $ .23         50,000              -             50,000
            Robert Feldman          $ .23         50,000              -             50,000
                                                                              -------------

                                                                                   550,000
                                                                              =============

            Messrs. Baetz and Gallant, having greater than 10% of the outstanding shares of the Company at July 1, 1998, were granted options with an exercise price set at 110% of the fair market value of the Company's common stock at the date of the grant. The remaining five directors were granted options with an exercise price set at 85% of the fair market value of the Company's common stock at the date of the grant. As of December 31, 1999, no options under the plan had been exercised.

            The 100,000 options granted to each of Messrs. Klotz, LaMontagne and Beard on August 6, 1999, and vesting on November 16, 1999, originally were to vest over a two year period, beginning with 50,000 vesting on August 6, 2000 and 50,000 vesting on August 6, 2001, but were accelerated by the change in control of the Company's shareholders on October 22, 1999.

                     FINITY HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12:    STOCK OPTION PLAN - CONTINUED

            Effective December 7, 1999, Mr. Roland Koch was granted 125,000 options to purchase the Company's common stock under the plan, with an exercise price of $0.40, 85% of the fair market value of the Company's common stock at the date of the grant. The options will vest over a three year period beginning December 7, 1999 at a rate of 1/3 each year. As of December 31, 2000, Mr. Koch has 41,667 options vested and none have been exercised.

            Effective December 7, 1999, Mr. John Courter was granted 25,000 options to purchase the Company's common stock under the plan, with an exercise price of $0.40, 85% of the fair market value of the Company's common stock at the date of the grant. The options are currently vested as of December 7, 1999. As of December 31, 2000, Mr. Courter has 25,000 options vested and none have been exercised.

            Effective March 27, 2000, Mr. Harvey Wagner was granted 50,000 options to purchase the Company's common stock under the plan, with an exercise price of $0.27, 85% of the fair market value of the Company's common stock at the date of the grant. The options are currently vested as of March 27, 2000. As of December 31, 2000, Mr. Wagner has 50,000 options vested and none have been exercised.

            Effective March 7, 2000, Mr. Michael R. Waldron was granted 10,000 options to purchase the Company's common stock under the plan, with an exercise price of $0.27, 85% of the fair market value of the Company's common stock at the date of the grant. The options vest as follows: 1,000 shares vested July 1, 2000; 1,000 shares vest March 7, 2001; 1,000 shares vest March 7, 2002; 1,000 shares vest March 7, 2003; 6,000 shares will be awarded subject to management discretion based upon agreed to performance measures. As of December 31, 2000, Mr. Waldron had 1,000 options vested.

            The Company accounts for the options in accordance with Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, under which compensation cost is recognized for the difference in the option's exercise price and the fair market value of the stock as of the date of each grant over the vesting period. The effect of further compensation cost for the plan, had it been included in the income statement as provided for in SFAS No. 123, ACCOUNTING FOR STOCK- BASED COMPENSATION, would have resulted in an insignificant reduction to the Company's net earnings and earnings per share on a pro forma basis, based on estimates using an accepted options pricing model.


                          FINITY HOLDINGS, INC. AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13:    CONDENSED FINANCIAL INFORMATION - PARENT COMPANY

            The following represents consolidated financial information of the parent company as of and for the years ended December 31, 2000 and 1999 utilizing the equity method of accounting.

            CONDENSED BALANCE SHEETS:

                              ASSETS                          December 31,    December 31,
                                                                  2000            1999
                                                             --------------  --------------
            Current assets
              Cash and cash equivalents                      $         181   $           -
              Prepaid expenses and other assets                     25,000          36,820
              Due from subsidiaries                              4,890,459       1,920,928
                                                             --------------  --------------
               Total current assets                              4,915,640       1,957,748

            Other assets
              Deferred tax asset                                    -               17,637
              Other investments                                     90,000          90,000
              Investment in subsidiaries                        (3,391,579)        792,635
                                                             --------------  --------------
               Total other assets                               (3,301,579)        900,272
                                                             --------------  --------------

              TOTAL ASSETS                                   $   1,614,061   $   2,858,020
                                                             ==============  ==============


                   LIABILITIES AND SHAREHOLDERS' EQUITY

            LIABILITIES
              Accrued expenses and other liabilities         $     156,066          90,562
              Note payable to CNG Financial                        850,000               -
                                                             --------------  --------------
               Total current liabilities                         1,006,065          90,562

            SHAREHOLDERS' EQUITY
              Common stock                                          50,512          38,512
              Capital surplus                                    8,379,096       5,891,096
              Retained (deficit) earnings                       (7,821,612)     (3,162,150)
                                                             --------------  --------------
               Total shareholders' equity                          607,996       2,767,458
                                                             --------------  --------------

              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $   1,614,061   $   2,858,020
                                                             ==============  ==============

                          FINITY HOLDINGS, INC. AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13:    CONDENSED FINANCIAL INFORMATION - PARENT COMPANY - CONTINUED


                                                                      YEARS ENDED
                                                            ------------------------------
                                                             December 31,    December 31,
                                                                 2000            1999
                                                            --------------  --------------
            CONDENSED STATEMENTS OF OPERATIONS:

            REVENUES
              Undistributed loss of subsidiaries            $  (4,184,213)  $  (2,722,063)

            EXPENSES
              Stockholder costs and fees                           49,878           5,116
              Professional and outside services                   359,739         405,584
              Marketing                                            23,905         106,987
              Other operating                                       1,050           2,503
                                                            --------------  --------------
               Total operating expenses                           434,572         520,190

              Interest expense                                     23,040               -
              Compensation to directors                            -               10,000
                                                            --------------  --------------
               Total other expense                                 23,040          10,000
                                                            --------------  --------------

            LOSS BEFORE FEDERAL INCOME TAX                     (4,641,825)     (3,252,253)

              Income tax expense (benefit)                         17,637         (20,636)
                                                            --------------  --------------

            NET LOSS                                        $  (4,659,462)  $  (3,231,617)
                                                            ==============  ==============


            CONDENSED STATEMENTS OF CASH FLOWS:

            CASH FLOWS FROM OPERATING ACTIVITIES
              Net loss                                      $  (4,659,462)  $  (3,231,617)
              Adjustments to reconcile net loss
               to net cash provided by operations
                   Undistributed loss in subsidiaries           4,184,213       2,722,063
                   Increase in receivables                     (2,469,531)     (1,338,319)
                   Decrease in prepaid
                         expenses and other assets                 11,820          51,543
                   Decrease in deferred tax asset                  17,637               -
                   Increase (decrease) in accruals
                         and accounts payable                      65,504      (1,565,859)
                                                            --------------  --------------
              Net cash used in operating activities            (2,849,819)     (3,362,189)

              CASH FLOWS FROM INVESTING ACTIVITIES
               Other investments                                        -         (90,000)
                                                            --------------  --------------
              Net cash used in investing activities                     -         (90,000)

                          FINITY HOLDINGS, INC. AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13:    CONDENSED FINANCIAL INFORMATION - PARENT COMPANY - CONTINUED


                                                                       YEARS ENDED
                                                               ---------------------------
                                                               December 31,   December 31,
                                                                   2000           1999
                                                               ------------   ------------

              CASH FLOWS FROM FINANCING ACTIVITIES
               Proceeds from line of credit, net of payments       850,000        451,128
               Issuance of common stock                                  -      3,000,000
               Proceeds from note payable                        2,000,000              -
                                                               ------------   ------------
              Net cash provided by financing activities          2,850,000      3,451,128

            NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       181         (1,061)
            Cash and cash equivalents at beginning of year               -          1,061
                                                               ------------   ------------
            CASH AND CASH EQUIVALENTS AT END OF PERIOD         $       181    $         -
                                                               ============   ============

            The following represents financial information of the parent company as of and for the year ended December 31, 1998, utilizing the equity method of accounting:

            CONDENSED BALANCE SHEET:

                 ASSETS

              Current assets
               Cash and cash equivalents                            $     1,061
               Prepaid expenses and other assets                        106,000
               Federal income tax receivable                            582,609
                                                                    ------------
                 Total current assets                                   689,670

              Investment in subsidiary                                1,379,969
                                                                    ------------

              Other assets
               Investment in subsidiary                               3,853,166
                                                                    ------------

                 TOTAL ASSETS                                       $ 4,542,836
                                                                    ============


                 LIABILITIES AND SHAREHOLDERS' EQUITY

            LIABILITIES
              Accrued expenses and other liabilities                $    69,445
              Due to subsidiary                                       1,586,975
                                                                    ------------
               Total current liabilities                              1,656,420

            SHAREHOLDERS' EQUITY
              Common stock                                               12,765
              Capital surplus                                         1,990,715
              Retained earnings                                         882,936
                                                                    ------------

                          FINITY HOLDINGS, INC. AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


               Total shareholders' equity                             2,886,416
                                                                    ------------

                 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $ 4,542,836
                                                                    ============

                     FINITY HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13:    CONDENSED FINANCIAL INFORMATION - PARENT COMPANY - CONTINUED

            CONDENSED STATEMENT OF OPERATIONS:

            REVENUES
              Undistributed earnings of subsidiary                  $ 2,473,197

            EXPENSES
              Stockholder costs and fees                                  8,830
              Professional and outside services                         485,615
              Marketing                                                 171,833
              Other operating                                             1,569
                                                                    ------------
               Total operating expenses                                 667,347

              Compensation to directors                                  10,000
                                                                    ------------

            INCOME BEFORE FEDERAL INCOME TAX                          1,795,350
              Income tax benefit                                       (229,325)
                                                                    ------------

            NET INCOME BEFORE EXTRAORDINARY LOSS                    $ 2,024,675
            Extraordinary loss                                          660,000
                                                                    ------------

            NET INCOME                                              $ 1,364,675
                                                                    ============


            CONDENSED STATEMENT OF CASH FLOWS:

            CASH FLOWS FROM OPERATING ACTIVITIES
              Net income                                            $ 1,364,675
              Adjustments to reconcile net income to
               net cash provided by operations
                 Undistributed (earnings) of subsidiary              (2,473,197)
                 Increase in receivables                               (582,609)
                 Increase in prepaid expenses and other assets          (90,976)
                 Increase in accruals and accounts payable            1,471,729
                                                                    ------------
              Net cash used in operating activities                    (310,378)
                                                                    ------------

            CASH FLOWS FROM OPERATING ACTIVITIES
              Issuance of common stock                                  309,750
                                                                    ------------
            Net cash provided by financing activities                   309,750

            NET DECREASE IN CASH AND CASH EQUIVALENTS                      (628)
            Cash and cash equivalents at beginning of year                1,689
                                                                    ------------
            CASH AND CASH EQUIVALENTS AT END OF PERIOD              $     1,061
                                                                    ============

                     FINITY HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14:    CONSULTING AGREEMENTS

            On March 20, 1998, the Company entered into a consulting agreement with Worldwide Corporate Finance (Worldwide). Worldwide, through its individual affiliate, Michael Markow, provided the Company with consulting services, including long-term business, managerial and financial planning; investigating and analysis in corporate reorganizations and expansion in merger and acquisition opportunities and the introduction of business opportunities for credit card processing services. As compensation for services, the Company granted to Mr. Markow options to purchase up to 700,000 shares of common stock, at varying prices between $0.95 and $1.70, which are the subject of a currently effective registration statement. The fair value of the options granted approximated the value of the services provided by Mr. Markow and has been recognized as a component of consulting fees in the consolidated income statement.

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

            On July 1, 1998, the Company entered into a consulting agreement with Matthias and Berg, LLP (the Firm). The Firm, through its partner, Jeffrey Berg, provides the Company with consulting and litigation services, including long- term business, managerial and financial litigation support; investigating and analysis in corporate reorganizations and legal expertise on merger and acquisition opportunities. As compensation for services, the Company granted the Firm options to purchase up to 100,000 shares of common stock, which are the subject of a currently effective registration statement, on the following terms and conditions: (i) options to purchase up to 100,000 shares of common stock at an exercise price of $0.48 per share, exercisable from July 1, 1998. The fair value of consulting and litigation services provided by the Firm is being recognized as the services are provided. As of December 31, 2000 no options have been exercised under the agreement.

                     FINITY HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15:    STOCK PURCHASE AGREEMENT

            On September 16, 1999, pursuant to the terms of an agreement for purchase of stock, dated as of September 16, 1999, and as amended as of December 31, 1999, by and between the Company and CNG Financial Corporation, an Ohio corporation (CNG), CNG purchased 4,000,000 shares of common stock of the Company for a purchase price of $500,000. CNG is a holding company of subsidiaries which provide consumer financial services. CNG is based in Mason, Ohio.

            On October 22, 1999, CNG obtained a controlling interest in the Company, when pursuant to the terms of the CLCK/CNG stock purchase agreement, CNG acquired an additional 20,000,000 shares of common stock for a purchase price of $2,500,000. On June 14, 2000 CNG elected to convert a convertible promissory note. On June 30, 2000 CNG surrendered the convertible promissory note to the Company and, in exchange the Company issued to CNG 10,000,000 shares of common stock based on the outstanding principal balance of $2,000,000 converted at $0.20 per share. CNG controls in excess of a majority of the issued and outstanding voting securities of the Company is able to elect all of the directors of the Company and effectively control the Company's affairs.

            The CLCK/CNG stock purchase agreement also provides that CNG shall be granted a non- qualified stock option to purchase an additional 10,000,000 shares of common stock for the purchase price of $2,000,000. The stock option expired on November 15, 2000 without being exercised.

            In connection with the CLCK/CNG stock purchase agreement, the Company entered into a stock purchase agreement, dated as of September 16, 1999, with Century Financial Group, Inc., a Florida corporation (CFG). CFG is an affiliate of two of the Company's former principal stockholders, Douglas R. Baetz and Glenn M. Gallant. CFG and Messrs. Baetz and Gallant are not affiliated with CNG. Under the terms and conditions of the CLCK/Century stock purchase agreement, CFG purchased 1,736,512 shares of common stock of the Company in consideration of the cancellation of the obligation of $434,128 due and payable by the Company to Century.


NOTE 16:    BAYTREE SETTLEMENT

            On June 30, 1998, the Company, Finity, Douglas R. Baetz and Glenn M. Gallant filed a complaint in the United States District Court for the Southern District of Florida (Case No. 98-6701) against Baytree., Michael Gardner (Gardner), certain former officers and directors of the Company, and certain other parties. The complaint alleged claims against the named defendants, including fraud, securities fraud and breach of fiduciary duty, in connection with the transactions related to the stock purchase agreement, entered into as of September 23, 1997, among the Company, Finity, and Messrs. Gallant and Baetz.

                     FINITY HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 16:    BAYTREE SETTLEMENT - CONTINUED

            The complaint sought relief against the named defendants, including monetary damages relating to improper sales of shares of common stock into the public market by the named defendants and the cancellation of the shares of common stock issued by the Company to Baytree for services rendered for arranging the transactions which are the subject of the Stock Purchase Agreement. On September 16, 1999, Baytree and Gardner filed an answer to the complaint, denying the claims and asserting counterclaims against the Company and affiliates. On September 29, 1999, the Company, Finity, Douglas R. Baetz, Glenn M. Gallant, Baytree and Gardner entered into a settlement agreement. Under the terms of the settlement agreement each party has agreed to drop the complaints against each of the other parties. Additionally, under terms of the settlement agreement Baytree/Gardner agreed to sell their holdings of 400,000 restricted shares of the Company's common stock to an unaffiliated third party. The Company views the settlement as favorable to the interests of the Company and other shareholders.


NOTE 17:    IMPAIRMENT OF GOODWILL

            Based on circumstances and events which occurred during the year ended December 31, 1999, which includes the termination of the master agreement related to the BestBank portfolio (Note 4) and a change in control of the Company's principal shareholders (Note 15), management of the Company has determined that the significant tangible and intangible assets acquired in the purchase of Finity in 1997, no longer exist or have been fully depreciated and that the related goodwill is fully impaired. Accordingly, the balance of goodwill was written off at December 31, 1999, resulting in a non-recurring charge of $844,066 reflected in the Statement of Operations under the caption other expense.


NOTE 18:    AMENDMENT OF CERTIFICATE OF INCORPORATION

            Effective March 1, 2000, FICI amended its certificate of incorporation effectively changing its name to Finity Corporation. This amendment did not affect current operations of the Company. Effective August 9, 2000, Columbia Capital Corp. amended its certificate of incorporation effectively changing its name to Finity Holdings, Inc. This amendment did not affect current operations of the Company.


NOTE 19:    EMPLOYEE BENEFIT PLAN

            The Company and its subsidiaries have an employee benefit plan covering substantially all employees. The plan is a qualified salary reduction plan under Section 401(k) of the Internal Revenue Code, which allows deferral of compensation, effective January 1, 1998. Under this plan, the Company's annual contribution is at the discretion of the Company's Board of Directors and cannot exceed five (5%) of eligible compensation. The Company contributed $0, $74,739 and $54,194 to the plan as of December 31, 2000, 1999 and 1998, respectively.

                     FINITY HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 20:    SUBSEQUENT EVENTS

            Subsequent to December 31, 2000, the Company issued various unsecured promissory notes, payable on demand at 11.5% interest to CNG. These notes amounted to $345,000 at March 30, 2001.

            On July 28, 2000, a class action complaint was filed against the Company (formerly known as Columbia Capital Corp.) and Finity Corporation (formerly known as First Independent Computers, Corp.) under the caption Eric Grant v. Douglas R. Baetz, Glenn M. Gallant, Columbia Capital Corp., First Independent Computers Corp., in the United States District Court, Southern District of California. The complaint was not served on the Company and Finity Corporation until January 30, 2001. The complaint purports to be a class action on behalf of purchasers of the common stock of the Company from January 1, 1998 through and including March 13, 2001. The complaint alleges
            (i) violations of the anti-fraud provisions of the Securities Exchange Act of 1934, (ii) violations of California securities laws,
            (iii) violations of the Racketeer Influenced Corrupt Organizations Act, (iv) fraud, and (v) conspiracy. The Company and Finity Corporation believe the complaint is without merit and have instructed their counsel to represent their respective interests vigorously.