Form 10KSB/A
period 2000-12-31
FINITY HOLDINGS INC
filed 2001-05-07
CIK 1051985

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
                              ---------------------
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

                                     PART II


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


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         INFORMATION CONCERNING DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth certain information concerning the current Directors and Executive officers of the Company as of April 30, 2001:

     NAME                             POSITION                          AGE
     ----                             --------                          ---
   Olan Beard            Chief Executive Officer, President             46
                                    and Director
Michael L. Beard          Executive Vice President, Chief               32
                          Financial Officer and Treasurer
Robert M. Feldman                     Director                          68
 Donald L. Thone                      Director                          53
   Jared Davis                        Director                          32
 A. David Davis                       Director                          35
 Allen L. Davis                       Director                          58


         KENNETH A. KLOTZ joined Finity Corporation ("Finity"), in 1994 as President and Chief Executive Officer. Mr. Klotz became a member of the Company's Board of Directors on September 23, 1997 and served as the Company's President and Chief Executive Officer until January 19, 2001, at which time he took extended medical leave and remains employed by the Company.

         OLAN BEARD joined Finity in 1994 as Senior Vice President of Credit Card Services and Chief Operations Officer. Mr. Beard became a member of the Company's Board of Directors on September 23, 1997, and served as the Company's Senior Vice President and Chief Operations Officer until January 19, 2001 at which time he was appointed President, Chief Executive Officer. Prior to joining Finity, Mr. Beard worked in a variety of Texas banks for over twenty years, gradually ascending the line of command, and serving in key executive positions for the past sixteen years. Mr. Beard has extensive experience in operations generally and in credit card operations particularly.

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

         JARED A. DAVIS joined the Company as a director on November 16, 1999. Mr. Davis is President of CNG Financial Corporation ("CNG"). Mr. Davis founded CNG in 1994 and continues to direct all market research, product development, new market expansion, and site development for that company. Mr. Davis started his career at Provident Bank. While at Provident Bank, Mr. Davis worked in the Collections and Repossessions Division. He left Provident Bank as a teller in 1993 to manage a privately owned savings and loan portfolio, during which time he began exploring the concept of opening up a deferred deposit business. Mr. Davis received his B.S. in Economics from the University of Cincinnati in 1992.

         A. DAVID DAVIS joined the Company as a director on November 16, 1999. Mr. Davis is the Executive Vice President of CNG and oversees store operations, human resources, the legal operations of CNG and the Arrow Media Group, a wholly-owned subsidiary of CNG. Mr. Davis was Vice President of Provident Bank for three years, where he was instrumental in developing the bank's proprietary family of mutual funds and earned his Series 7 General Securities License, as well as his Series 24 Principal's License, from the NASD. During that time, Mr. Davis also served as Vice President and Sales Manager of Provident Securities and Investment Company, a full service broker dealer. Mr. Davis currently serves as President and Board Member of the Kentucky Deferred Deposit Association and as a Board Member of the Wisconsin Deferred Deposit Association, the Indiana Deferred Deposit Association, and the Ohio Check Cashiers Association. He received his B.B.A. in Finance from the University of Cincinnati in 1987.

         ALLEN L. DAVIS joined the Company as a director on November 16, 1999. Mr. Davis has been actively involved in CNG, since his retirement on May 1, 1998, as President and CEO of Provident Financial Group, Inc., a financial services institution headquartered in Cincinnati, Ohio. He held that position for fourteen years.

         MICHAEL L. BEARD joined Finity in 1998 as Senior Vice President and Chief Accounting Officer. Mr. Beard served as the Company's Senior Vice President and Chief Accounting Officer until January 19, 2001 at which time he was appointed Executive Vice President, Chief Financial Officer and Treasurer. Prior to joining Finity, Mr. Beard worked in Public Accounting for a number of years. Mr. Beard is a CPA and his experience includes financial accounting and reporting for public companies, internal audit, financial accounting and reporting for multilevel corporations and financial accounting and reporting for Banks. Mr. Beard's credentials include certification as a network security compliance auditor for pin and key management. He received his Associates of Science Degree in 1990 and his B.B.A. in Finance and Accounting from Hardin-Simmons University in 1993.

         COMPLIANCE WITH SECTION 16 OF THE SECURITIES EXCHANGE ACT OF 1934

         Compliance with Section 16 of the Securities Exchange Act of 1934 (the "Exchange Act"). Section 16(a) of the Exchange Act requires the Company's directors, executive officers and beneficial holders of more than 10% of the Company's Common Stock to file with the Commission initial reports of ownership and reports of changes in ownership and reports of changes in ownership of such equity securities of the Company. Based solely upon a review of such forms, or on written representations from certain reporting persons that no other reports were required for such persons, the Company believes that all reports required pursuant to Section 16(a) with respect to its executive officers, directors and 10% beneficial stockholders for the fiscal year ended December 31, 2000 were timely filed.


ITEM 10. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

         The following table sets forth certain information concerning compensation of certain of the Company's executive officers (the "Named Executives"), including the Company's Chief Executive Officer and all executive officers whose total annual salary and bonus exceeded $100,000, for the years ended December, 2000, 1999 and 1998:

                                                 Summary Compensation Table
                                                                             Long Term Compensation
                                                                        ---------------------------------
                                         Annual Compensation                  Awards             Payouts
                                    ------------------------------      -----------------        -------
                                                            Other                   Securities
                                                            annual    Restricted    Underlying
       Name and                                             Compen-     Stock         Options       LTIP        All other
       Principal                     Salary      Bonus      sation      Awards(s)      /SAR        Payouts     Compensation
       Position           Year         ($)        ($)         ($)         ($)           (#)          ($)            ($)
       --------           ----       -------    -------     -------    -------        -------      -------        -------
Kenneth A. Klotz (1)       2000      $108,000     -0-         -0-        -0-           50,000        -               -
                           1999      $108,000     -0-         -0-        -0-          150,000        -               -
                           1998       $89,941     -0-       $2,400       -0-           50,000        -               -

(1) Mr. Klotz was appointed and served as the Company's Chief Executive Officer on September 23, 1997 through January 19, 2001.


OPTION/SAR GRANTS TABLE DURING LAST FISCAL YEAR

         The following table sets forth certain information concerning grants of stock options to certain of the Named Executives, for the fiscal year ended December 31, 2000:

                               Individuals Grants
--------------------------------------------------------------------------------

      (a)              (b)           (c)            (d)             (e)
                    Number of       % of
                    Securities      Total
                    Underlying     Options/
                     Options/        SARs          Exercise
                      SARs         Granted to      Or Base
                     Granted        Employees       Price         Expiration
      Name             (#)       In Fiscal Year    ($/Share)         Date
      ----          ----------   --------------    ---------      ----------

Kenneth A. Klotz (1)  50,000          50%            $0.27         6/20/05

--------------------

         1) Mr. Klotz was granted an option to purchase up to 50,000 shares of Common Stock at an exercise price of $0.27 per share, or approximately 85% of the fair market value of the Common Stock, as of such date.


COMPENSATION OF DIRECTORS

         Effective January 1, 2000, those members of the Board of Directors who are neither employees of the Corporation nor affiliates of CNG Financial Corporation shall be entitled to receive (i) an annual fee of $10,000 payable semi-annually, (ii) a fee of $1,000 for each standing committee meeting attended, and (iii) a fee of $500 per day or each part of a day during which any member of a special committee shall have devoted time and attention to the business of that special committee.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL AGREEMENTS

         Olan Beard, the President and Chief Executive Officer of the Company, has entered into an employment contract with the Company for a five-year term expiring October 15, 2003. The contract provides for a base salary of $81,500 per year. Although the contract may be terminated by either party upon 90 days written notice, if the Company terminates the contract for any reason other than for occurrences of events set forth in the contract, Mr. Beard is entitled to the receive the unpaid base salary which would otherwise be payable during the remainder of the term of the contract. The specified grounds for termination which relieve the Company of the obligation to continue making base compensation payments are

         o        death, mental of physical incapacity;
         o        loss of legal capacity if covered by the Disability Policy;
         o        failure to devote full time;
         o willful engaging in dishonesty or other act or omission resulting or intending to result in personal gain at the expense of Finity and to which employee is not legally entitled;
         o Continued incapacity in excess of 60 days of covered by the Disability Policy;
         o expiration of term; and o employee's willful and substantial breach.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of April 30, 2001 the Company had issued and outstanding 50,511,512 shares of Common Stock. The following table reflects, as of April 30, 2001 the beneficial Common Stock ownership of: (a) each director of the Company, (b) each current named executive officer, (c) each person known by the Company to be a beneficial owner of five percent (5%) or more of its Common Stock and (d) all executive officers and directors of the Company as a group:

                                          AMOUNT AND NATURE OF
                                          --------------------
NAME AND ADDRESS OF BENEFICIAL OWNER      BENEFICIAL OWNERSHIP #        PERCENT
------------------------------------      ----------------------        -------

CNG Financial Corporation                      34,000,000(1)              67.3
5155 Financial Way
Mason, Ohio 45040

Allen Davis                                    34,000,000(1)              67.3
5155 Financial Way
Mason, Ohio 45040
                                                                          67.3
Jared Davis                                    34,000,000(1)
5155 Financial Way
Mason, Ohio 45040

A. David Davis                                 34,000,000(1)              67.3
5155 Financial Way
Mason, Ohio 45040

Glenn M. Gallant                                7,085,470(3)                14
3020 N.W. 33rd Avenue
Fort Lauderdale, Florida 33311

Douglas R. Baetz                                7,085,470(3)                14
3020 N.W. 33rd Avenue
Fort Lauderdale, Florida 33311

Kenneth A. Klotz                                  254,949(4)(5)(7)          *
1157 North 5th Street
Abilene, Texas 79601

Olan Beard                                        254,500(4)(5)(7)          *
1157 North 5th Street
Abilene, Texas 79601

Robert M. Feldman                                 169,000(4)(6)(7)          *
2720 Sonata Drive
Columbus, Ohio 43209

Donald L. Thone                                   150,000(4)(6)(7)          *
202 Hickory Creek Lane
Little Rock, Arkansas 72212

All directors and officers as a group          34,828,449                68.95
(8 persons)

----------
         # Pursuant to the rules of the Commission, shares of Common Stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

         * Represents less than 1% of the issued and outstanding shares of the Company.

         (1) In September and October, 1999, pursuant to the terms of the CLCK/CNG Stock Purchase Agreement, CNG purchased 24,000,000 shares of Common Stock of the Company for a purchase price of $3,000,000. On June 14, 2000 CNG elected to convert a Convertible Promissory Note. On June 30, 2000 CNG surrendered the Convertible Promissory Note to the Company and, in exchange the Company issued to CNG 10,000,000 shares of Common Stock based on the outstanding principal balance of $2,000,000 converted at $0.20 per share. Messrs. Jared Davis, A. David Davis and Allen Davis beneficially own the issued and outstanding common stock of CNG and are officers and directors of CNG.

         (2) Includes options to acquire 41,667 shares of Common Stock at an exercise price of $0.40 per share.

         (3) Includes 1,736,512 shares of Common Stock owned by Century, which is an affiliate of both Messrs. Baetz and Gallant, and options to acquire 33,333 shares of Common Stock at an exercise price of $0.62 per share.

         (4) Includes options to acquire 50,000 shares of Common Stock at an exercise price of $0.48 per share.

         (5) Includes options to acquire 150,000 shares of Common Stock at an exercise price of $0.23 per share.

         (6) Includes options to acquire 50,000 shares of Common Stock at an exercise price of $0.23 per share.

         (7) Includes options to acquire 50,000 shares of Common Stock at an exercise price of $0.27 per share.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On June 14, 2000 CNG elected to convert the convertible promissory note. On June 30, 2000, CNG surrendered the convertible promissory note to the Company, and in exchange the Company issued to CNG 10,000,000 shares of Common Stock based on the outstanding principal balance of $2,000,000 converted at $0.20 per share. As of April 30, 2001, CNG had purchased a total of 34,000,000 shares or 67.3% of the 50,511,512 shares currently issued and outstanding. CNG is currently the Company's principal shareholder and has, as of the date of this report, designated three members to the Board of Directors of the Company.

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

Subsequent to December 31, 2000, the Company issued various additional unsecured promissory notes, payable on demand at 11.5% interest to CNG. These notes amounted to $485,000 at April 30, 2001.

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

                                             FINITY HOLDINGS, INC.

                                             By: /s/ Olan Beard
                                                 -------------------------------
                                                 Olan Beard
                                                 Principal Executive Officer

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



                                        /S/  DAVIS, KINARD & CO., P.C.
                                             -------------------------
                                             DAVIS, KINARD & CO., P.C.

Abilene, Texas,
February 5, 2001,
except for Note 20, as to which the date is March 30, 2001, and Note 12, as to which the date is May 3, 2001


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


NOTE 12:    STOCK OPTION PLAN

            The Company adopted a stock plan to provide for the granting of options to senior management of the Company. As of December 31, 2000, the Company has allocated 1,250,000 shares of stock for issuance under the plan. On July 1, 1998, August 6, 1999 and June 20, 2000 the Company granted 316,666, 550,000 and 250,000 options, respectively. The options expire five years from the date of issuance. On December 24, 1998, the Company amended the exercise price of the options previously granted on July 1, 1998.

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
                                                                              -------------

                                                                                   550,000
                                                                              =============

            The following table shows the number of options and the exercise price for each of the five directors awarded options on June 20, 2000.

                                            Options vested at  Total Options
                                   Exercise      June 20,       Vested and
                Director            Price         2000          Outstanding
                --------            -----         ----          -----------

            Kenneth A. Klotz        $ .27        50,000           50,000
            Olan Beard              $ .27        50,000           50,000
            Donald Thone            $ .27        50,000           50,000
            Robert Feldman          $ .27        50,000           50,000
            Harvey Wagner           $ .27        50,000           50,000
                                                                ---------
                                                                 250,000
                                                                =========

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

            Effective March 27, 2000, Mr. Harvey Wagner was granted 50,000 options to purchase the Company's common stock under the plan, with an exercise price of $0.27, 85% of the fair market value of the Company's common stock at the date of the grant. The options are currently vested as of March 27, 2000 and as of December 31, 2000, none have been exercised.

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