Form 10QSB
period 2001-03-31
FINITY HOLDINGS INC
filed 2001-05-23
CIK 1051985

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

                                       OR

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

                        Commission file number: 001-13749

                              FINITY HOLDINGS, INC.
                     ---------------------------------------
            (Name of small business issuer specified in its charter)

           Delaware                                               11-3210792
---------------------------------                            -------------------
(State or other jurisdiction                                  (I.R.S. Employer
of incorporation or organization)                            Identification No.)

                   1157 North 5th Street, Abilene, Texas 79601
          (Address of principal executive offices, including zip code)

                                  915-674-3110
        -----------------------------------------------------------------
                (Issuer's telephone number, including area code)



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

The number of shares outstanding of the issuer's Common Stock as of May 15, 2001 was 50,511,512 shares.

Transactional Small Business Disclosure Format (Check one):   Yes [ ]  No [X]


         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                        FINITY HOLDINGS, INC.
                               CONSOLIDATED BALANCE SHEETS - UNAUDITED


                                    ASSETS                      March 31,           December 31,
                                                                   2001                 2000
                                                             -----------------    -----------------
Current assets
     Cash and cash equivalents                               $      2,785,604     $      1,899,945
     Interest bearing deposits with banks                             100,000              300,000
     Accounts receivable, net                                       2,165,994            2,246,179
     Prepaid expenses and other assets                                816,849              848,237
                                                             -----------------    -----------------
         Total current assets                                       5,868,447            5,294,361

Premises and equipment                                              1,901,330            1,823,390
     Less accumulated depreciation                                  1,021,937              937,793
                                                             -----------------    -----------------
         Net property and equipment                                   879,393              885,597

Other assets
     Deferred tax asset                                                47,461               47,461
     Other assets                                                      90,000               90,000
                                                             -----------------    -----------------
         Total other assets                                           137,461              137,461
                                                             -----------------    -----------------

            TOTAL  ASSETS                                    $      6,885,301     $      6,317,419
                                                             =================    =================


                     LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
     Accounts payable                                        $      3,765,463     $      3,944,437
     Accrued expenses and other liabilities                         2,018,119              786,965
     Current portion of note payable - American State Bank            125,248              128,021
     Notes payable - related party                                  1,195,000              850,000
     Accrued interest payable                                          49,968                    -
                                                             -----------------    -----------------
         Total current liabilities                                  7,153,798            5,709,423

SHAREHOLDER'S EQUITY
     Common stock , $.001 par value; 50,000,000 shares
         authorized; 38,511,512 issued and outstanding                 50,512               50,512
     Additional paid-in capital                                     8,379,096            8,379,096
     Retained earnings                                             (8,698,105)          (7,821,612)
                                                             -----------------    -----------------
         Total shareholders' equity                                  (268,497)             607,996
                                                             -----------------    -----------------

            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $      6,885,301     $      6,317,419
                                                             =================    =================

The accompanying notes are an integral
part of these consolidated financial statements

                              FINITY HOLDINGS, INC.
                   CONSOLIDATED INCOME STATEMENTS - UNAUDITED

                                                   For the Three Months
                                                      Ended March 31,
                                            ------------------------------------
                                                  2001                2000
                                            ----------------    ----------------

REVENUE
     Credit card revenue                            373,696             289,616
     Mail operations revenue                         20,880              12,342
     Merchant processing fees                       210,825             293,883
     Other                                              886                 236
                                            ----------------    ----------------
         Total operating revenue                    606,287             596,077

EXPENSES
     Salaries and employee benefits                 606,887             746,703
     Equipment and software lease                   301,084             431,949
     Facilities rent                                 61,155              71,372
     Repairs and maintenance                         75,698              82,943
     Depreciation                                    84,144              82,043
     Computer and office supplies                     9,375              28,286
     Telephone                                       67,368              82,306
     Professional and outside services              143,408             128,909
     Travel and entertainment                         9,619              49,434
     Other operating                                 94,692             153,925
                                            ----------------    ----------------
         Total expenses                           1,453,430           1,857,870
                                            ----------------    ----------------

INCOME FROM OPERATIONS                             (847,143)         (1,261,793)

Other income (expense)
     Interest income                                  5,833               9,314
     Interest expense                               (35,183)            (11,957)
                                            ----------------    ----------------
         Total other income (expense)               (29,350)             (2,643)
                                            ----------------    ----------------

INCOME BEFORE TAX                                  (876,493)         (1,264,436)

     Income tax expense                                   -                   -
                                            ----------------    ----------------

NET INCOME                                  $      (876,493)    $    (1,264,436)
                                            ================    ================

Basic earnings per share                    $         -0.02     $         -0.03
                                            ================    ================

Diluted earnings per share                  $         -0.02     $         -0.03
                                            ================    ================

Weighted average shares outstanding              50,511,512          38,511,512
                                            ================    ================

The accompanying notes are an integral
part of these consolidated financial statements


                                                 FINITY HOLDINGS, INC.
                         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY - UNAUDITED
                                       FOR THE THREE MONTHS ENDED MARCH 31, 2001




                                                 Common Stock                                    Accumulated
                                      -----------------------------------       Paid-In           (Deficit)
                                          Shares             Amount             Capital            Earnings             Total
                                      ----------------   ----------------   ----------------    ---------------    ----------------
BALANCE - DECEMBER 31, 1999                38,511,512             38,512          5,891,096         (3,162,150)          2,767,458

     Issuance of common stock              12,000,000             12,000          2,488,000                  -           2,500,000
     Net loss                                       -                  -                  -         (4,659,462)         (4,659,462)
                                      ----------------   ----------------   ----------------    ---------------    ----------------

BALANCE - DECEMBER 31, 2000                50,511,512             50,512          8,379,096         (7,821,612)            607,996

     Net loss                                       -                  -                  -           (876,493)           (876,493)
                                      ----------------   ----------------   ----------------    ---------------    ----------------

BALANCE - MARCH 31, 2001                   50,511,512    $        50,512    $     8,379,096     $   (8,698,105)    $      (268,497)
                                      ================   ================   ================    ===============    ================

The accompanying notes are an integral
part of these consolidated financial statements


                                        FINITY HOLDINGS, INC.
                          CONSOLIDATED STATEMENT OF CASH FLOWS - UNAUDITED

                                                                     For the Three Months
                                                                        Ended March 31,
                                                              ------------------------------------
                                                                    2001                2000
                                                              ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                 $      (876,493)    $    (1,264,436)
     Adjustments to reconcile net income to
         net cash provided by operations
            Depreciation and amortization                              84,144              82,043
            Deferred income tax expense                                     -                   -
            (Increase) decrease in
                Accounts receivable                                    80,185            (159,107)
                Prepaid expenses and other assets                      31,388             (55,115)
            Increase in
                Accruals and accounts payable                       1,102,148           1,395,095
                                                              ----------------    ----------------
Net cash provided by (used in) operating activities                   421,372              (1,520)

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of fixed assets                                         (77,940)             (1,925)
     Proceeds from interest bearing deposit                           200,000                   -
                                                              ----------------    ----------------
Net cash provided by (used in) investing activities                   122,060              (1,925)

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from line of credit, net of payments                    342,227             500,000
     Proceeds from the sale of stock                                        -                   -
                                                              ----------------    ----------------
Net cash provided by financing activities                             342,227             500,000
                                                              ----------------    ----------------

NET INCREASE IN CASH
         AND CASH EQUIVALENTS                                         885,659             496,555

Cash and cash equivalents at beginning of period                    1,899,945           2,133,740
                                                              ----------------    ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $     2,785,604     $     2,630,295
                                                              ================    ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Interest paid                                            $         3,675     $         6,967


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

                  The computation of basic (loss) earnings per share of common stock is based on the weighted average number of shares outstanding for the three months ended March 31, 2001 and 2000 of 50,511,512 and 38,511,512 respectively, adjusted retroactively to reflect the one for two reverse split effective September 1, 1997. The computation of diluted (loss) earnings per share of common stock is based on the weighted average number of shares and equivalent shares outstanding for the three months ended March 31, 2001 and 2000 of 50,511,512, and 40,589,888 respectively. No potential common shares existed at March 31, 2001; therefore, basic loss per share equals diluted loss per share at that date.

                  PREFERRED STOCK

                  The Company, under its articles of incorporation, has the authority to issue up to 5,000,000 shares of preferred stock with a par value of $.001 each, totaling $5,000. The Board of Directors is authorized to provide for the issuance of the shares of preferred stock in series by filing a certificate pursuant to the applicable law of the State of Delaware, to establish the number of shares to be included in each such series, and to fix the designations, powers, preferences, rights and limitations of the shares of each series. At March 31, 2001, there were no preferred shares issued or outstanding.


NOTE 2:  MARKET RISK AND CONCENTRATIONS

                  For the three months ended March 31, 2001, merchant processing revenue from processing fees billed to CNG accounted for approximately $133,224 or 27% of the Company's total revenues. Galactic/Nokia and Fi-Scrip accounted for approximately $81,588 or 17% and $80,932 or 16%, of the Company's total revenues, respectively. No other customers accounted for 10% or more of the Company's total revenues.

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


NOTE 3:  RELATED PARTY TRANSACTIONS

                  Subsequent to December 31, 2000, the Company issued various unsecured promissory notes, payable on demand at 11.5% interest to CNG. These notes amounted to $345,000 at March 31, 2001.

                  For the three months ended March 31, 2001, revenue from CNG, the Company's primary shareholder, accounted for approximately $133,224 or 27% of the Company's total revenue. Expenses billed to the Company by CNG, the Company's primary shareholder amounted to $5,312 for the three months ended March 31, 2001.

                  For the three months ended March 31, 2001 and the year ended December 31, 2000, Expenses billed to the Company by Haven Solutions, a related party, amounted to $24,113.


NOTE 4:           SUBSEQUENT EVENTS

                  Subsequent to March 31, 2001, the Company issued a $70,000 unsecured promissory note, payable on demand at 11.5% interest to CNG.

                  On May 3, 2001, the Company signed a letter of intent to sell its subsidiaries, Finity and Fi-Scrip, to a privately-held company engaged in financial services processing for various industries. The Company received a $250,000 non-refundable deposit under terms set forth in the letter of intent to be used for operations. Terms of the agreement are pending final agreement between the parties.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

This report, including the disclosures below, contains certain forward-looking statements that involve substantial risks and uncertainties. Unless the context otherwise requires, the term "Company" refers to Finity Holdings, Inc. and its wholly-owned subsidiaries, Finity Corporation, a Texas corporation ("Finity") and Fi-Scrip, Incorporated, a Nevada corporation ("Fi-Scrip"), through which the Company principally conducts its business operations. When used herein, the terms "anticipates," "expects," "estimates," "believes" and similar expressions, as they relate to the Company or its management, are intended to identify such forward-looking statements. The Company's actual results, performance or achievements may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such material differences include inability to replace lost business, inability to generate sufficient additional capital, consolidation of banks and other financial institutions, government regulation, competition and various other factors discussed in this report and in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

OVERVIEW OF PRESENTATION

The following should be read in conjunction with the Consolidated Financial Statements of Finity Holdings, Inc., a Delaware corporation ("Finity"), and the related notes thereto, contained elsewhere in this report.

Finity was organized under the laws of the State of Delaware on February 5, 1993. Finity operates through its wholly-owned subsidiaries, Finity Corporation, a Texas corporation and Fi-Scrip, Incorporated, a Nevada corporation ("Fi-Scrip"). Unless stated otherwise, Finity, Finity Corporation and Fi-Scrip shall hereinafter be referred to collectively as the Company.

Subsequent to March 31, 2001, the Company issued a $70,000 unsecured promissory note, payable on demand at 11.5% interest to CNG.

On May 3, 2001, the Company signed a letter of intent to sell its subsidiaries, Finity and Fi-Scrip, to a privately-held company engaged in financial services processing for various industries. The Company received a $250,000 non-refundable deposit under terms set forth in the letter of intent to be used for operations. Terms of the agreement are pending final agreement between the parties.

The Company has included in this Report the unaudited consolidated financial statements of the Company for the three (3) months ended March 31, 2001 and 2000, which include the consolidated balance sheets of the Company as of March 31, 2001 (unaudited) and December 31, 2000 (audited), and the related consolidated income statements and statements of changes in shareholders' equity and cash flows for the three (3) month periods ended March 31, 2001 and 2000. The consolidated income statements and statements of cash flows of the Company for the three (3) months ended March 31, 2001 and 2000, which form a part of the Company's consolidated financial statements for such periods, reflect the consolidated results of operations and cash flows of the parent holding company, Finity Corporation and Fi-Scrip.

RESULTS OF OPERATIONS FOR THE THREE (3) MONTHS ENDED MARCH 31, 2001 AND 2000

Total operating revenues for the three months ended March 31, 2001 increased approximately 2% to $606,287 from $596,077 for the three months ended March 31, 2000. Total operating revenues principally include (i) credit card processing revenues, (ii) mail operations and (iii) merchant processing revenues.

Credit card processing revenues during the three months ended March 31, 2001 increased 29% to $373,696 from $289,616 during the three months ended March 31, 2000. This increase primarily relates to an increase in the number of accounts the Company processed during the period.

Mail Operations revenues during the three months ended March 31, 2001 increased to $20,880 from $12,342. This increase is related to a short-term contract the Company entered into for processing rebate checks.

Merchant processing revenue was $210,825 and $293,883 for the three months ended March 31, 2001 and 2000, respectively. Merchant processing revenue is from the Company's subsidiary Fi-Scrip, which was consolidated into the Company as of January 1, 1999 and has experienced significant growth in Electronic Benefits Transfer transactions throughout 2000 and the first quarter of 2001.

Total operating expenses during the three months ended March 31, 2001 decreased 22% to $1,453,431 from $1,857,870 during the three months ended March 31, 2000. Total operating expenses principally include: (i) cost of salaries and employee benefits, (ii) equipment and software expenses, (iii) professional and outside services, as follows:

Cost of salaries and employee benefits during the three months ended March 31, 2001 decreased 19% to $606,887 from $746,703 during the three months ended March 31, 2000. This decrease primarily resulted from a decrease of approximately 18 full time employees through layoffs and attrition. The Company generally did not replace those employees that left and worked to consolidate job responsibilities among fewer employees. The Company has struggled to maintain its professional staff, including officers, management, computer programmers and equipment operators, following the decreased in demand for credit card processing services.

Equipment and software expenses during the three months ended March 31, 2001 decreased 30% to $301,084 from $431,949 during the three months ended March 31, 2000. This decrease primarily related to the Company renegotiating terms of its software lease with PaySys.

Cost of professional and outside services during the three months ended March 31, 2001 increased 11% to $143,408 from $128,909 during the three months ended March 31, 2000. The increase in professional and outside services expense for 2001 resulted from a increase in the Company's legal and accounting fees.

Further, certain miscellaneous operating expenses, including insurance, postage and delivery fees, and franchise use and sales taxes, during the three months ended March 31, 2001, decreased 39% to $94,693 from $153,924 during the three months ended March 31, 2000. These decreases resulted primarily from reduced sales and elimination of miscellaneous operating expenses.

Other income and expenses resulted in net expenses of $29,350 and $2,643 for the three months ended March 31, 2001 and 2000, respectively. Other income and expenses consist of interest income of $5,833 offset by interest expenses of $35,183 for the three months ended March 31, 2001. Other income and expenses consist of interest income of $9,314 offset by interest expenses of $11,957 for the three months ended March 31, 2000.

As a result of the foregoing, the Company generated net loss of $876,493 during the three months ended March 31, 2001, as compared to a net loss of $1,264,436 during the three months ended March 31, 2000. This loss primarily resulted from a level of revenues insufficient to cover operating costs during the period.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001, the ratio of current assets to current liabilities was 0.82 to 1 as compared to 0.93 to 1 at December 31, 2000.

The Company's cash flow needs for the three months ended March 31, 2001 were primarily provided from borrowings from its principal shareholder, CNG Financial Corporation ("CNG"). The Company's cash flow needs for the three months ended March 31, 2000 were primarily provided from capital injections and borrowings related to the agreements between the Company and its principal shareholder, CNG. At March 31, 2001 and December 31, 2000, the Company carried $31,992 and $20,000 reserve for bad debt. At March 31, 2001, prepaid expenses were $816,849 and are anticipated to be expensed as used in the future. Net property and equipment was $879,393 at March 31, 2001.

The Company elected to exercise an end of lease purchase option on its mainframe computer. The Company purchased the mainframe computer for its fair market value of approximately $75,000 plus fees and taxes during the three months ended March 31, 2001.

Cash and cash equivalents were $2,785,604 as of March 31, 2001, as compared to $1,899,945 at December 31, 2000. This increase was primarily attributable Fi-Scrip.

As of March 31, 2001 and December 31, 2000, the Company had no long-term borrowings.

As of March 31, 2001, the Company had short-term borrowings in the aggregate amount of $1,320,248, as compared to $978,021 at December 31, 2000. This increase resulted primarily from borrowing under the various notes payable to CNG.

Net cash provided by (used in) operating activities was $421,372 and $(1,520) for the three months ended March 31, 2001 and 2000, respectively. Net cash used by operations during the three months ended March 31, 2001 primarily consisted of net losses from operations, offset primarily by increases in accruals and accounts payable. Net cash provided by operations during the three months ended March 31, 2000 primarily consisted of net losses from operations, offset primarily by increases in accruals and accounts payable.

Net cash provided by (used in) investing activities was $122,060 and $(1,925) for the three months ended March 31, 2001 and 2000, respectively. In the three months ended March 31, 2001, the Company utilized $77,940 to purchase certain fixed assets offset by $200,000 proceeds from interest bearing deposits. In the three months ended March 31, 2000, the Company utilized $1,925 to purchase certain fixed assets.

Net cash provided by financing activities was $342,227 and $500,000 for the three months ended March 31, 2001 and 2000, respectively. In the three months ended March 31, 2001, the Company received proceeds of $342,227 from various notes payable to CNG. For the three months ended March 31, 2000, the Company drew $500,000 from the Note.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits
---  --------


Reports on Form 8-K
-------------------
         None

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINITY HOLDINGS, INC.


Dated: May 22, 2001                         By:  /s/ Olan Beard
                                                 -------------------------------
                                                     Olan Beard
                                                     President


Dated: May 22, 2001                         By:  /s/ Michael L. Beard
                                                 -------------------------------
                                                     Michael L. Beard
                                                     Chief Financial Officer