Form 10-Q
period 2001-06-30
FINITY HOLDINGS INC
filed 2001-08-24
CIK 1051985

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001
Commission file number:

FINITY HOLDINGS, INC.
---------------------------------------
(Name of small business issuer specified in its charter)

State or other jurisdiction of incorporation or organization: Delaware

I.R.S. Employer Identification No.: 11-3210792

1157 North 5th Street, Abilene, Texas 79601
(Address of principal executive offices, including zip code)

510-666-1214
 ---------------------------
(Issuer's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

The number of shares outstanding of the issuer's Common Stock as of June 30, 2001 was 49,511,512 shares.

Transactional Small Business Disclosure Format (Check one): Yes [  ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

   FINITY HOLDINGS, INC. AND SUBSIDIARIES
   Consolidated Balance Sheets - Unaudited

                                                    June 30         December 31
Assets                                                 2001                2000
                                                    -------             -------
Current assets
   Cash and cash equivalents                        $ 8,208         $ 1,899,945
   Interest bearing deposits with banks                   -             300,000
   Accounts receivable, net                         200,000           2,246,179
   Prepaid expenses and other assets                      -             848,237
                                                    -------             -------
      Total current assets                          208,208           5,294,361
Premises and equipment                                    -           1,823,390
   Less accumulated depreciation                          -             937,793
                                                    -------             -------
   Net property and equipment                                           885,597
Other assets
   Deferred tax asset                                     -              47,467
   Other assets                                           -              90,000
                                                    -------             -------
      Total other assets                                  -             137,461
                                                    -------             -------
          Total assets                            $ 208,208         $ 6,317,419
                                                    =======             =======
Liabilities and Shareholders' Equity
Liabilities
Accounts payable                                $   101,824         $ 3,944,437
   Accrued expenses & other liabilities                   -             786,965
   Current portion of note
   payable-American State Bank                            -             128,021
Notes payable-related party                          93,732             850,000
   Accrued interest payable                               -                   -
                                                    -------             -------
Total current liabilities                           195,556           5,709,423
Shareholders' equity
  Common stock, $.001 par value;
  50,000,000 Shares authorized;
  49,511,512 outstanding at June
  30, 2001; 50,511,512 shares
  outstanding at December 31, 2001                    49,512             50,512
  Additional paid-in capital                       8,379,096          8,379,096
  Accumulated deficit                             (8,415,956)        (7,821,612)
                                                     -------            -------
   Total shareholders' equity                         12,652            607,996
                                                     -------            -------
Total liabilities and
shareholders' equity                               $ 208,208       $  6,317,419
The accompanying notes are an integral
part of these consolidated financial statements.

FINITY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Income Statements - Unaudited
                                       For the Three Months           For the Six Months
                                               Ended June 30,             Ended June 30,
                                       2001           2000           2001          2000
                                      -------------------------------------------------
Revenue
   Credit card revenue              $ 337,271     $ 311,214      $ 710,967     $ 600,830
   Mail operations revenue              3,670        10,156         24,550        22,498
   Merchant processing fees            25,943       216,809        236,768       510,692
   Other                                2,054            57          2,940           293
                                     --------        --------     --------      --------
Total operating revenue               368,938       538,236        975,225     1,134,313

Expenses
   Salaries and employee benefits     363,944       769,674        970,831     1,516,377
   Equipment and software  lease      279,417       432,275        580,501       864,224
   Facilities rent                     40,770        71,371        101,925       142,743
Repairs and maintenance                48,772        93,209        124,470       176,152
Depreciation                           56,037        82,181        140,181       164,224
Computer and office supplies           10,151        32,013         19,526        60,299
Telephone                              41,573        86,747        108,941       169,053
Professional and outside services      68,989       124,813        212,397       253,722
Travel and entertainment                9,412        49,921         19,031        99,355
Loss on writedown of investment        90,000             -         90,000             -
Other operating expenses              103,533       151,874        198,225       305,799
                                     --------      --------       --------      --------
Total expenses                      1,112,598     1,894,078      2,567,028     3,751,948
                                     --------      --------       --------      --------
Loss from operations                 (743,660)   (1,355,842)    (1,590,803)   (2,617,635)
Other income (expense)
Interest income                        1,217         10,822          7,050        20,136
   Interest expense                  (33,606)       (41,611)       (68,789)      (53,568)
                                    --------        --------      --------      --------
Total other income (expense)         (32,389)       (30,789)       (61,739)      (33,432)
                                    --------        --------      --------      --------
Loss before tax                     (776,049)    (1,386,631)    (1,652,542)   (2,651,067)
Income tax expense                    47,461              -         47,461             -
                                    --------        --------      --------      --------
Net loss before
extraordinary item                  (823,510)   (1,386,631)    (1,700,003)   (2,651,067)
Extraordinary item - gain
  on sale of subsidiaries          1,105,659             -      1,105,659             -
                                    --------      --------       --------      --------
Net income (loss)                 $  282,149   $(1,386,631)    $ (594,344)  $(2,651,067)
                                    ========        ========     ========      ========
Loss per share before extraordinary item
  Basic                          $      (0.02)  $     (0.04)   $    (0.03)  $     (0.07)
  Diluted                               (0.02)        (0.03)        (0.03)        (0.06)
Earnings (loss) per share
  Basic                                  0.01         (0.04)        (0.01)        (0.07)
  Diluted                                0.01         (0.03)        (0.01)        (0.06)
The accompanying notes are an integral
part of these consolidated financial statements.
FINITY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders' Equity - Unaudited

                                   Common Stock
                                 -----------------     Paid-In     Accumulated
                                  Shares     Amount     Capital       Deficit       Total
                                 -------   -------     -------      --------     -------
Balance - December 31, 1999    38,511,512  $ 38,512  $5,891,096   $(3,162,150) $2,767,458
Net loss                                -         -           -    (4,659,462) (4,659,462)
Issuance of common stock       12,000,000    12,000   2,488,000             -   2,500,000
                                 -------   -------     -------      --------     -------
Balance - December 31, 2000    50,511,512    50,512   8,379,096    (7,821,612)    607,996
   Net loss                             -         -           -      (594,344)   (594,344)
   Common stock retired        (1,000,000)   (1,000)          -             -      (1,000)
Balance - June 30, 2001        49,511,512   $ 49,512 $8,379,096   $(8,415,956) $   12,652
                                  =======    =======    =======      ========     =======
The accompanying notes are an integral
part of these consolidated financial statements.
FINITY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows - Unaudited
                                            For the Three Months        For the Six Months
                                                  Ended June 30,             Ended June 30,
                                          2001           2000           2001          2000
                                        -------------------------------------------------
Cash flows from operating activities
Net income (loss)                        $282,149    $(1,386,631)   $(594,344) (2,651,067)
Adjustments to reconcile net
income to net cash provided
by operations
    Depreciation and amortization          56,036         38,222      140,180     164,224
    Deferred income tax expense            47,461              -       47,461           -
    Gain on the sale of subsidiaries   (1,105,659)             -   (1,105,659)          -
    Loss on writedown of investment        90,000              -       90,000           -
    (Increase) decrease in
       Accounts receivable              1,381,210        (25,208)   1,461,395    (184,315)
       Prepaid expenses and
       other assets                        87,846         14,616      119,234     (81,416)
    Decrease in
      Accruals and accounts payable    (1,456,644)    (1,726,268)    (354,496)   (333,660)
                                          -------        -------      -------      -------
Net cash provided by
    (used in) operating activities       (617,601)    (3,085,269)    (196,229) (3,086,234)
Cash flows from investing activities
   Purchase of fixed assets                     -              -       (77,940)    (4,967)
   Proceeds from sale of fixed assets           -         40,917             -     40,917
   Proceeds from interest bearing deposit       -              -       200,000          -
   Sale of subsidiaries,
   net of cash sold                     (858,747)              -      (858,747)         -
                                         -------         -------       -------    -------
Net cash provided by
(used in) investing activities          (858,747)         40,917      (736,687)    35,950
Cash flows from financing activities
   Payments on lines of credit,
   net of proceeds                    (1,301,048)       (504,372)     (958,821)     (1,885)
   Proceeds from the sale of stock             -       2,000,000             -   2,000,000
Net cash provided by
(used in) financing activities        (1,301,038)      1,495,628      (958,821)  1,998,115
                                         -------         -------       -------     -------
Net decrease in cash
and cash equivalents                 (2,777,396)     (1,548,724)    (1,891,737) (1,052,169)
Cash and cash equivalents
at beginning of period                 2,785,604      2,630,295      1,899,945   2,133,740
                                         -------        -------        -------     -------
Cash and cash equivalents
at end of period                     $     8,208    $ 1,081,571     $    8,208  $1,081,571
                                         -------        -------        -------     -------
Supplemental disclosure of
cash flow information
Interest paid                          $  12,211    $     1,887   $   15,886    $   24,293
The accompanying notes are an integral
part of these consolidated financial statements.

NOTE 1: Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Finity Holdings, Inc. ("we", or "the Company") and the results of operations and cash flows for its wholly-owned subsidiaries, Finity Corporation ("Finity Private") and Fi-Scrip, Incorporated ("Fi-Scrip"), through May 31, 2001. As more fully described in Note 2, the Company sold all of the outstanding stock of both subsidiaries effective June 1, 2001. Intercompany accounts and transactions have been eliminated.

Organization and Nature of Operations

Finity Holdings was organized under the laws of the State of Delaware on February 5, 1993. The Company completed a private offering of its common stock in November 1993.

Finity Private was incorporated on October 21, 1983, pursuant to the provisions of the Texas Business Corporation Act. Finity Private's business activities include the processing of credit card purchases for numerous businesses in various industries throughout the United States and data processing for various banks.

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

The computation of basic earnings (loss) per share of common stock for the three months and six months ended June 30, 2001 is based on weighted average shares outstanding 50,181,842 and 50,345,766, respectively. No potential common shares existed in the three months and six months ended June 30, 2001; therefore, basic loss per share equals diluted loss per share in those periods. The computation of basic earnings (loss) per share of common stock for the three months and six months ended June 30, 2000 is based on weighted average shares outstanding of 38,566,457 for both periods. The computation of diluted earnings (loss) per share of common stock for the three months and six months ended June 30, 2000 is based on weighted average number of shares and equivalent shares outstanding 44,452,975 for both periods.

NOTE 2: Extraordinary Item - Sale of Subsidiaries

On June 5, 2001, the Company completed the sale of all of the outstanding capital stock of the Company's wholly owned subsidiaries, Finity Private and Fi-Scrip, (the Target Companies), to Rationale, Inc., a Nevada corporation (Rationale) (the Transaction), for the consideration and upon the terms as set forth in the Stock Purchase Agreement dated as of June 1, 2001 by and between the Company and Rationale (the Stock Purchase Agreement). For more information, please see our 8-K filed on July 16, 2001.

Pursuant to the Stock Purchase Agreement, the Company received as consideration for the Transaction a non-negotiable promissory note due and payable on October 1, 2001 for $200,000. The consideration exchanged by the parties was negotiated at arms length between the Company and Rationale.

In accordance with the terms of the Stock Purchase Agreement, Rationale further agreed to (i) pay the Company the aggregate amount of $1,000,000, to be used to pay the Target Companies' trade payables, (ii) loan the Target Companies, for a period of time concluding on October 1, 2001, an amount equal to the difference between the Target Companies current ordinary and necessary expenses and operating revenue, to the extent the Target Companies current ordinary and necessary business expenses exceed operating revenue, on an aggregate basis, and (iii) contribute capital to Finity in the amount of $250,000, to be used to pay certain obligations pursuant to a software license agreement.

Prior to the consummation of the Transaction, CNG Financial Corporation (CNG), owner of 67% of the outstanding common stock of the Company (Shareholder), in addition to an equity investment of $5.0 million, the Shareholder had made several loans to the Company in the aggregate amount of $1,317,402 (the Shareholder Loans). The Company used the proceeds of the Shareholder Loans to make inter-company loans to Finity and Fi-Scrip in amounts of $1,032,402 and $285,000 respectively to fund the Target Companies' operations.

In connection with the terms of the Transaction, the Shareholder purchased a convertible promissory note in the amount of $1,032,402 from Finity and a convertible promissory note in the amount of $285,000 from Fi-Scrip (the Convertible Notes). Finity and Fi-Scrip used the proceeds from the sale of the Convertible Notes to repay their respective inter-company obligations to the Company. The Company then paid the Shareholder the $1,317,402 due and payable under the Shareholder Loans. The Convertible Notes each have a term of five years, and bear interest at the rate of 10% per annum payable in quarterly installments. Each of the Convertible Notes is convertible after June 1, 2002 into a 50% equity interest in the Target Companies on a fully diluted basis.

The gain on sale of the outstanding shares of Finity and Fi-Scrip, reflected as an extraordinary item in the accompanying financial statements, was computed as follows on June 1, 2001:

Noninterest-bearing note receivable due October 1, 2001                         $ 200,000
Cash paid to Finity Corporation prior to May 31, 2001                             250,000
                                                                                  -------
   Total consideration                                                            450,000

Investment in stock of Finity Private                                          (4,136,460)
Advances to Finity Private                                                      3,698,832
Investment in stock of Fi-Scrip                                                  (398,590)
Advances to Fi-Scrip                                                              182,559
                                                                                  -------
     Total accounting basis in subsidiaries                                      (655,659)
                                                                                  -------
Extraordinary item - gain on the sale of subsidiaries                         $ 1,105,659

NOTE 3: Income Taxes

The Company files a consolidated federal income tax return; however, federal income taxes are allocated between the Company and its subsidiaries based on statutory rates. The federal income tax return filed by the Company will include the operations of the subsidiaries through May 31, 2001. The terms of the Stock Purchase Agreement described in Note 2 include an allocation of substantial net operating losses to the subsidiaries sold. The tax basis of the subsidiaries sold is substantially greater than the accounting basis due to the previous write-off of goodwill for financial reporting purposes in the year ended December 31, 1999. Accordingly, the Company expects that no liability for federal income taxes exists at June 30, 2001. The Company has determined that net operating losses unallocated and remaining with the Company are unlikely to be fully utilized; therefore, no deferred tax assets are included in the accompanying financial statements with respect to those losses.

NOTE 4: Related Party Transactions

In June 2001, the Company issued promissory notes to CNG, the Company's primary shareholder, in the principal sum of $20,000. The noninterest-bearing note is due on October 2, 1001. The note has not been discounted in the accompanying financial statements to reflect a below market rate due to the short term of the note.

In June 2001, the Company issued promissory notes to certain directors of the Company in satisfaction of director's fees payable as of May 31, 2001. The noninterest-bearing notes are due on October 2, 1001. The notes have not been discounted in the accompanying financial statements to reflect a below market rate due to the short term of the note.

For the three months and six months ended June 30, 2001, revenue from CNG, the Company's primary shareholder, accounted for approximately $51,509 and $184,733 or 8% and 15% of the Company's total revenue, respectively. Expenses billed to the Company by CNG amounted to $88,921 and $94,233 for the three and six month periods ended June 30, 2001, respectively.

Subsequent to June 30, 2001, CNG agreed to assume certain liabilities of the Company relating to legal expenses amounting to $31,891. These expenses, incurred in the six months ended June 30, 2001, have been reversed from operating expenses in the accompanying financial statements.

The Company entered into an agreement with Gary K. Jennings, the Company's interim president, to negotiate with a business entity for a business combination with the Company. The terms of the agreement specify certain compensation to Jennings upon successful sale of the Company within 12 months.

NOTE 5: Subsequent Events

We are a defendant in a lawsuit entitled Eric Grant v. Douglas R. Baetz, Glenn M. Gallant, Columbia Capital Corp. (our predecessor in interest), First Indecent Computers and Does 1-100, Case No. 00-CV01527-J(BEN) in the Federal District Court for the Southern District of California. On July 13, 2001, the Court entered and Order Granting Defendant's Motion to Dismiss with Prejudice for Failure to Prosecute in the case. Pursuant to the terms of the Order, Plaintiff's class action lawsuit was dismissed with prejudice based upon the failure to prosecute and plaintiff's inaction and failure to comply with the Court's Order to serve an amended complaint upon the defendants by March 23, 2001. This would have ended the litigation, except that in early August of 2001, Plaintiffs in this case submitted a Motion for Reconsideration of the ruling on the Motion to Dismiss. We expect a ruling on the Motion for Reconsideration in mid September 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

This report, including the disclosures below, contains certain forward-looking statements that involve substantial risks and uncertainties. Unless the context otherwise requires, the term "Company" refers to Finity Holdings, Inc. and its formerly wholly-owned subsidiaries, Finity Private and Fi-Scrip, through which the Company principally conducted its business operations until May 31, 2001. When used herein, the terms "anticipates," "expects," "estimates," "believes" and similar expressions, as they relate to the Company or its management, are intended to identify such forward-looking statements. The Company's actual results, performance or achievements may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such material differences include inability to replace lost business, inability to generate sufficient additional capital, consolidation of banks and other financial institutions, government regulation, competition and various other factors discussed in this report and in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

OVERVIEW OF PRESENTATION

The following should be read in conjunction with our Consolidated Financial Statements which appear above. Furthermore, we filed two 8-K documents during the month of July, 2001.

The Company has included in this Report the unaudited consolidated financial statements of the Company for the three (3) months ended June 30, 2001 and 2000, which include the consolidated balance sheets of the Company as of June 30, 2001 (unaudited) and December 31, 2000 (audited), and the related consolidated income statements and statements of changes in shareholders' equity and cash flows for the three (3) month periods ended June 30, 2001 and 2000. The consolidated income statements and statements of cash flows of the Company for the three (3) months ended June 30, 2001 and 2000, which form a part of the Company's consolidated financial statements for such periods, reflect the consolidated results of operations and cash flows of the parent holding company, Finity Private and Fi-Scrip.

PLAN OF OPERATION

We were organized under the laws of the State of Delaware on February 5, 1993. We formerly operated through two wholly-owned subsidiaries, Finity Private and Fi-Scrip. We sold all of our stock in Finity Private and Fi-Scrip effective June 1, 2001. The sale of these two subsidiaries leaves us without any significant operations.

We do not plan to have any significant operations in the next 12 months. We do not plan any research and development, nor do we expect to make significant purchases or sale of any assets. Currently, Finity has one employee, Gary K. Jennings, who is serving as interim President. We do not expect any change in the number of employees.

Finity is a shell corporation, and we are seeking an acquisition candidate. We will attempt, over the next three months to negotiate our payables.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Because we have ceased operations and sold off our operating subsidiaries, our recent operating history offers little or no guidance with respect to our financial performance in the future. Because we have no significant operations, we do not expect to have any revenues in the next twelve months. Nor do we expect to have significant operating expenses in the next twelve months except for compensation for the interim president and legal and accounting expenses. We have current liabilities of $195,556, and current assets of $208,208. Therefore, because we have minimal operations, we can satisfy our cash requirements for four to six months. When our cash is exhausted, we will either need to raise additional funds or cease all operations.

There are uncertainties that may have a material impact upon our liquidity. Specifically, shareholders Douglas Baetz and Glenn Gallant have advised us through their attorney that they expect to bring an action against the company. They have failed, however, to fully articulate the nature of their claims. If these shareholder bring such a claim, we will be unable to defend the action and will likely need to cease all operations. We have no internal or external sources of liquidity, except a note receivable for $200,000.

FINITY HOLDINGS, INC.

Dated: August 22, 2001 By:

/s/-------------------------------
Gary Jennings, President

Dated: August 22, 2001 By:

/s/ -------------------------------
Scott McDonald, Accoun

tant