Form 10QSB
period 2001-09-30
FINITY HOLDINGS INC
filed 2001-11-19
CIK 1051985

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

       FINITY HOLDINGS, INC. AND SUBSIDIARIES
       Consolidated Balance Sheets - Unaudited

                                              September 30,       December 31,
Assets                                                 2001              2000

Current assets
   Cash and cash equivalents                    $    4,207       $  1,899,945
   Interest bearing deposits with banks                  -            300,000
   Accounts receivable, net                        200,000          2,246,179
   Prepaid expenses and other assets                     -            848,237
                                               ------------------------------
      Total current assets                         204,207          5,294,361

Premises and equipment                                   -          1,823,390
   Less accumulated depreciation                         -            937,793
                                               ------------------------------
   Net property and equipment                                         885,597

Other assets
   Deferred tax asset                                    -             47,461
   Other assets                                          -             90,000
      Total other assets                                 -            137,461
                                               ------------------------------

Total assets                                    $  204,207       $  6,317,419
                                               ------------------------------



Liabilities and Shareholders' Equity

Liabilities
   Accounts payable                             $   42,267        $ 3,944,437
   Accrued expenses and other liabilities           20,000            786,965
   Current portion of note payable
    - American State Bank                                -            128,021
   Notes payable - related party                    48,000            850,000
                                               ------------------------------
      Total current liabilities                    110,267          5,709,423

Shareholders' equity
   Common stock, $.001 par value; 100,000,000
   Shares authorized; 49,511,512 outstanding
   at September 30, 2001; 50,511,512 shares
   outstanding at December 31, 2000                 49,512             50,512
   Additional paid-in capital                    8,379,096          8,379,096
   Accumulated deficit                          (8,334,668)        (7,821,612)
                                               ------------------------------
      Total shareholders' equity                    93,940            607,996
                                               ------------------------------
Total liabilities and shareholders' equity    $    204,207        $ 6,317,419
                                               ------------------------------

The accompanying notes are an integral
part of these consolidated financial statements.

FINITY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Income Statements - Unaudited



                                  For the Three Months      For the Nine Months
                                    Ended September 30,      Ended September 30,
                                   2001           2000      2001           2000
                                -----------------------------------------------
Revenue
   Credit card revenue          $       -   $  366,667   $  710,967 $   967,497
   Mail operations revenue              -       12,221       24,550      34,719
   Merchant processing fees             -       214,902     236,768     725,594
   Other                                -           293       2,940         586
                                -----------------------------------------------
Total operating revenue                         594,083     975,225   1,728,396

Expenses
   Salaries and employee benefits       -       742,155     970,831   2,258,532
   Equipment and software lease         -       435,422     580,501   1,299,646
   Facilities rent                      -        64,562     101,925     207,305
   Repairs and maintenance              -        70,151     124,471     246,303
   Depreciation                         -        82,165     140,180     246,389
   Computer and office supplies         -        20,474      19,526      80,773
   Telephone                            -        73,930     108,941     242,983
   Prof. and outside services      22,800       108,630     235,197     362,352
   Travel and entertainment             -        63,672      19,031     163,027
   Loss on writedown of investment      -             -      90,000           -
   Other operating expenses         5,517       126,624     203,742     432,423
                                -----------------------------------------------
      Total expenses               28,317     1,787,785   2,594,345   5,539,733
                                -----------------------------------------------

Loss from operations              (28,317)   (1,193,702)  (1,619,120)(3,811,337)

Other income (expense)
   Miscellaneous                  109,605             -      109,605          -
   Interest income                      -        10,241        7,050     30,377
   Interest expense                     -       (12,161)     (68,789)   (65,729)
                                -----------------------------------------------
    Total other income (expense)  109,605        (1,920)      47,866    (35,352)
                                -----------------------------------------------


Income (loss) before tax           81,288    (1,195,622)  (1,571,254)(3,846,689)

   Income tax expense                  -              -       47,461          -
                                -----------------------------------------------

Net income (loss) before
extraordinary item                81,288     (1,195,622)  (1,618,715)(3,846,689)

Extraordinary item - gain
 on sale of subsidiaries               -              -    1,105,659          -
                                -----------------------------------------------

Net income (loss)                 81,288     (1,195,622)   (513,056) (3,846,689)
                                -----------------------------------------------


Earnings (loss) per share before extraordinary item
   Basic                        $  0.002      $  (0.03)   $  (0.03)   $  (0.10)
   Diluted                         0.002         (0.03)      (0.03)      (0.10)

Earnings (loss) per share
   Basic                           0.002         (0.03)      (0.01)      (0.10)
   Diluted                         0.002         (0.03)      (0.01)      (0.10)



The accompanying notes are an integral
part of these consolidated financial statements.


FINITY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders' Equity - Unaudited



                              Common Stock     Paid-In              Accumulated
                          Shares    Amount     Capital     Deficit        Total
                          -----------------------------------------------------

Balance
   -December 31, 1999 38,511,512 $  38,512 $ 5,891,096 $(3,162,150) $ 2,767,458

   Net loss                    -         -           -  (4,659,462)  (4,659,462)

   Issuance of
   common stock       12,000,000    12,000   2,488,000           -    2,500,000
                          -----------------------------------------------------

Balance
   -December 31, 2000 50,511,512    50,512   8,379,096  (7,821,612)     607,996

   Net loss                    -         -           -    (513,056)    (513,056)

   Common stock
   retired            (1,000,000)   (1,000)          -           -       (1,000)
                          -----------------------------------------------------

Balance
   -September 30, 2001 49,511,512 $ 49,512  $8,379,096 $(8,334,668)   $  93,940
                          -----------------------------------------------------

The accompanying notes are an integral
part of these consolidated financial statements.


FINITY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows - Unaudited


                                           For the Three Months      For the
Nine Months
                                             Ended September 30,      Ended
September 30,
                                            2001           2000       2001
2000
                                       -----------------------------------------
--------
Cash flows from operating activities
  Net income (loss)                    $  81,288   $(1,195,622)  $(513,056)
$(3,846,689)
  Adjustments to reconcile net income to
  net cash provided by operations
  Depreciation and amortization                -        82,165     140,180
246,389
  Deferred income tax expense                  -             -      47,461
-
  Gain on the sale of subsidiaries             -             -  (1,105,659)
-
  Loss on writedown of investment              -             -      90,000
-
  (Increase) decrease in
   Accounts receivable                         -    (1,013,722)  1,461,395
(1,198,037)
   Prepaid expenses and other assets           -      (464,018)    119,234
(504,517)
  Increase (decrease) in
   Accruals and accounts payable         (85,289)    3,191,419    (439,785)
2,857,759
                                       -----------------------------------------
--------
Net cash provided by
  (used in) operating activities         ( 4,001)      600,222    (200,230)
(2,445,095)

Cash flows from investing activities
   Purchase of fixed assets                    -        (2,557)    (77,940)
(7,524)
   Proceeds from sale of fixed assets          -             -           -
-
   Proceeds from interest bearing deposit      -             -     200,000
-
   Sale of subsidiaries, net of cash sold      -             -    (858,747)
-
                                       -----------------------------------------
--------
Net cash used in
investing activities                           -        (2,557)   (736,687)
(7,524)

Cash flows from financing activities
   Payments on lines of credit,
   net of proceeds                             -       246,077    (958,821)
244,192
   Proceeds from the sale of stock             -       500,000           -
2,500,000
Net cash provided by
(used in) financing activities                 -       746,077    (958,821)
2,744,192
                                       -----------------------------------------
--------

Net (decrease) increase in
cash and cash equivalents                ( 4,001)     1,343,742 (1,895,738)
291,573

Cash and cash equivalents
at beginning of period                     8,208      1,081,571  1,899,945
2,133,740
                                       -----------------------------------------
--------

Cash and cash equivalents
at end of period                        $  4,207    $ 2,425,313 $    4,207   $
2,425,313
                                       -----------------------------------------
--------

Supplemental disclosure of cash flow information
Interest paid                           $      -    $    23,504 $   15,886   $
72,826

The accompanying notes are an integral
part of these consolidated financial statements.

NOTE 1: Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Finity Holdings, Inc. (the Company) and the results of operations and cash flows for its wholly-owned subsidiaries, Finity Corporation (Finity) and Fi-Scrip, Incorporated (Fi-Scrip), through May 31, 2001. As more fully described in Note 2, the Company sold all of the outstanding stock of both subsidiaries effective June 1, 2001. Intercompany accounts and transactions have been eliminated.

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

The computation of basic earnings (loss) per share of common stock for the three months and nine months ended September 30, 2001 is based on weighted average shares outstanding of 49,511,512 and 50,064,626, respectively. No potential common shares existed in the three months and nine months ended September 30, 2001; therefore, basic loss per share equals diluted loss per share in those periods. The computation of basic earnings (loss) per share of common stock for the three months and nine months ended September 30, 2000 is based on weighted average shares outstanding of 38,566,457 for both periods. The computation of diluted earnings (loss) per share of common stock for the three months and nine months ended September 30, 2000 is based on weighted average number of shares and equivalent shares outstanding of 44,452,975 for both periods; however, diluted earnings per share equals basic earnings per share because the effect of common stock equivalents would be anti-dilutive.

NOTE 2:    Extraordinary Item - Sale of Subsidiaries

On June 5, 2001, the Company completed the sale of all of the outstanding capital stock of the Company's wholly owned subsidiaries, Finity and Fi-Scrip, (the Target Companies), to Rationale, Inc., a Nevada corporation (Rationale) (the Transaction), for the consideration and upon the terms as set forth in the Stock Purchase Agreement dated as of June 1, 2001 by and between the Company and Rationale (the Stock Purchase Agreement).

Pursuant to the Stock Purchase Agreement, the Company received as consideration for the Transaction a non- negotiable promissory note due on October 1, 2001for $ 200,000. The note was paid on October 1, 2001. The consideration exchanged by the parties was negotiated at arms length between the Company and Rationale.

In accordance with the terms of the Stock Purchase Agreement, Rationale further agreed to (i) pay the Company the aggregate amount of $ 1,000,000 to be used to pay the Target Companies' trade payables, (ii) loan the Target Companies, for a period of time concluding on October 1, 2001, an amount equal to the difference between the Target Companies current ordinary and necessary expenses and operating revenue, to the extent the Target Companies current ordinary and necessary business expenses exceed operating revenue, on an aggregate basis, and (iii) contribute capital to Finity in the amount of $ 250,000 to be used to pay certain obligations pursuant to a software license agreement.

Prior to the consummation of the Transaction, CNG Financial Corporation (CNG), owner of 67% of the outstanding common stock of the Company (Shareholder), in addition to an equity investment of $ 5.0 million, the Shareholder had made several loans to the Company in the aggregate amount of $ 1,317,402 (the Shareholder Loans). The Company used the proceeds of the Shareholder Loans to make inter-company loans to Finity and Fi-Scrip in amounts of $ 1,032,402 and $ 285,000 respectively to fund the Target Companies' operations.

In connection with the terms of the Transaction, the Shareholder purchased a convertible promissory note in the amount of $ 1,032,402 from Finity and a convertible promissory note in the amount of $ 285,000 from Fi-Scrip (the Convertible Notes). Finity and Fi-Scrip used the proceeds from the sale of the Convertible Notes to repay their respective inter-company obligations to the Company. The Company then paid the Shareholder the $ 1,317,402 due and payable under the Shareholder Loans. The Convertible Notes each have a term of five years, and bear interest at the rate of 10% per annum payable in quarterly installments. Each of the Convertible Notes is convertible after June 1, 2002 into a 50% equity interest in the Target Companies on a fully diluted basis.

The gain on sale of the outstanding shares of Finity and Fi-Scrip, reflected as an extraordinary item in the accompanying financial statements, was computed as follows on June 1, 2001:

Noninterest-bearing note receivable due October 1, 2001           $  200,000
Cash paid to Finity Corporation prior to May 31, 2001                250,000
Total consideration                                                  450,000

Investment in stock of Finity Corporation                         (4,136,460)
Advances to Finity Corporation                                     3,698,832
Investment in stock of Fi-Scrip, Inc.                               (398,590)
Advances to Fi-Scrip, Inc.                                           180,559
Total accounting basis in subsidiaries                              (655,659)

  Extraordinary item - gain on the sale of subsidiaries         $  1,105,659

NOTE 3:    Income Taxes

The Company files a consolidated federal income tax return; however, federal income taxes are allocated between the Company and its subsidiaries based on statutory rates. The federal income tax return filed by the Company will include the operations of the subsidiaries through May 31, 2001. The terms of the Stock Purchase Agreement described in Note 2 include an allocation of substantial net operating losses to the subsidiaries sold. The tax basis of the subsidiaries sold is substantially greater than the accounting basis due to the previous write-off of goodwill for financial reporting purposes in the year ended December 31, 1999. Accordingly, the Company expects that no liability for federal income taxes exists at September 30, 2001. The Company has determined that net operating losses unallocated and remaining with the Company are unlikely to be fully utilized; therefore, no deferred tax assets are included in the accompanying financial statements with respect to those losses.


NOTE 4:    Related Party Transactions

In June 2001, the Company issued promissory notes to CNG, the Company's primary shareholder, in the principal sum of $ 20,000. The noninterest-bearing note was due on October 2, 1001. The note has not been discounted in the accompanying financial statements to reflect a below market rate due to the short term nature of the note. The note has been discounted in the accompanying financial statements to reflect a negotiated amount settled and paid in October, 2001. The amount discounted has been reflected in miscellaneous income in the three months ended September 30, 2001.

In June 2001, the Company issued promissory notes to certain directors of the Company in satisfaction of director's fees payable as of May 31, 2001. The noninterest-bearing notes were due on October 2, 2001. The notes have not been discounted in the accompanying financial statements to reflect a below market rate due to the short term nature of the note2. The notes have been discounted in the accompanying financial statements to reflect a negotiated amount settled and paid in October, 2001. The amount discounted has been reflected in miscellaneous income in the three months ended September 30, 2001.

For the three months and nine months ended September 30, 2001, revenue from CNG, the Company's primary shareholder, accounted for approximately $ 0 and $ 184,733 or 0% and 15% of the Company's total revenue, respectively. Expenses billed to the Company by CNG amounted to $ 0 and $ 94,233 for the three and nine month periods ended September 30, 2001, respectively.

The Company entered into an agreement with Gary K. Jennings, the Company's interim president, to sell the subsidiaries and locate and negotiate with a business entity for a combination with the Company. The terms of the agreement specify certain compensation to Mr. Jennings upon successful sale of the Company. Mr. Jennings received $ 35,000 in management fees from the Company in the three and nine month periods ended September 30, 2001.


NOTE 5:    Subsequent Events

On July 13, 2001, The United States District Court for the Southern District of California filed an Order Granting Defendant's Motion to Dismiss with Prejudice for Failure to Prosecute in the case of Eric Grant v. Douglas R. Baetz, Glenn
M. Gallant, Columbia Capital Corp., First Independent Computers and Does 1-100, Case No. 00-CV01527-J(BEN). Finity Holdings, Inc. was a party to this litigation as a successor in interest to Columbia Capital Corporation. Pursuant to the terms of the Order, Plaintiff's class action lawsuit was dismissed with prejudice based upon the failure to prosecute and plaintiff's inaction and failure to comply with the Court's Order to serve an amended complaint upon the defendants by March 23, 2001.

NOTE 5:    Subsequent Events

The Company negotiated various settlement amounts for certain accounts payable previously recorded as accounts payable. The amounts negotiated were paid in October, 2001. As a result, accounts payable have been stated in the accompanying balance sheet at the negotiated amounts and the discounts have been reflected in miscellaneous income in the three months ended September 30, 2001.

On October 1, 2001, the Company received the $ 200,000 payment on the note receivable recorded in the accompanying balance sheet.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

This report, including the disclosures below, contains certain forward-looking statements that involve substantial risks and uncertainties. Unless the context otherwise requires, the term "Company" refers to Finity Holdings, Inc. and its formerly wholly-owned subsidiaries, Finity Private and Fi-Scrip, through which the Company principally conducted its business operations until May 31, 2001. When used herein, the terms "anticipates," "expects," "estimates," "believes" and similar expressions, as they relate to the Company or its management, are intended to identify such forward-looking statements. The Company's actual results, performance or achievements may differ materially from those expressed or implied by such forward- looking statements. Factors that could cause or contribute to such material differences include inability to replace lost business, inability to generate sufficient additional capital, consolidation of banks and other financial institutions, government regulation, competition and various other factors discussed in this report and in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

OVERVIEW OF PRESENTATION

The following should be read in conjunction with our Consolidated Financial Statements which appear above. Furthermore, we filed two 8-K documents during the month of July, 2001. The Company has included in this Report the unaudited consolidated financial statements of the Company for the three (3) months ended September 30, 2001 and 2000, which include the consolidated balance sheets of the Company as of September 30, 2001 (unaudited) and December 31, 2000 (audited), and the related consolidated income statements and statements of changes in shareholders' equity and cash flows for the three (3) month periods ended September 30, 2001 and 2000. The consolidated income statements and statements of cash flows of the Company for the three (3) months ended September 30, 2001 and 2000, which form a part of the Company's consolidated financial statements for such periods, reflect the consolidated results of operations and cash flows of the parent holding company, Finity Private and Fi-Scrip.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Because we have ceased operations and sold off our operating subsidiaries, our recent operating history offers little or no guidance with respect to our financial performance in the future. Because we have no significant operations, we do not expect to have any revenues in the next twelve months. Nor do we expect to have significant operating expenses in the next twelve months except for compensation for the interim president and legal and accounting expenses. Therefore, because we have minimal operations, we can satisfy our cash requirements for two to four months. When our cash is exhausted, we will either need to raise additional funds or cease all operations.

There are uncertainties that may have a material impact upon our liquidity. Specifically, shareholders Douglas Baetz and Glenn Gallant have advised us through their attorney that they expect to bring an action against the company. They have failed, however, to fully articulate the nature of their claims. If these shareholders bring such a claim, we will be unable to defend the action and will likely need to cease all operations. We have no internal or external sources of liquidity.

FINITY HOLDINGS, INC.
Dated: November 19, 2001 By:


/s/-------------------------------
Gary Jennings, President


Dated: November 19, 2001 By:

/s/ -------------------------------
Scott McDonald, Accountant