Form 10KSB
period 2001-12-31
FINITY HOLDINGS INC
filed 2002-03-28
CIK 1051985

==============================================================================
       U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

                                 FORM 10-KSB
(Mark One)
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 2001 OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to _____________

                      Commission file number: 000-30556
           -------------------------------------------------------

                            FINITY HOLDINGS, INC.
           (Name of small business issuer specified in its charter)

                           -----------------------

                       State or other jurisdiction of
                  incorporation or organization: Delaware

                           -----------------------

                I.R.S. Employer Identification No.: 11-3210792

                           -----------------------

          Gary K. Jennings, 511 F Street, # 504, San Diego, CA 92101 (Address of principal executive offices, including zip code)

                           -----------------------

        Issuer's telephone number, including area code: (619) 234-2347

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

Check whether the issuer: (i) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(ii) has been subject to such filing requirements for the past 90 days. Yes:
[X] No: [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended December 31, 2001 were $975,225.

The number of shares outstanding of the issuer's common stock as of March 27, 2002, was 50,511,512 shares. The aggregate market value of the common stock (3,491,500 shares) held by non-affiliates, based on the average of the bid and asked prices ($0.03) of the common stock as of December 31, 2001 was $104,745.

Transactional Small Business Disclosure Format (Check one): Yes [ ] No [X]

ITEM 1. DESCRIPTION OF BUSINESS

We were organized on February 5, 1993 and are currently known as Finity Holdings. We formerly operated through two wholly-owned subsidiaries, Finity Corporation, a Texas corporation, and Fi-Scrip, Incorporated, a Nevada corporation ("Fi-Scrip"). We sold all of our stock in Finity Corp. and Fi-Scrip effective June 5, 2001. The sale of these two subsidiaries leaves us without any significant operations and or assets since that date.

Currently, Finity Holdings has one paid advisor, Gary K. Jennings, who is serving as interim President. We do not expect any change in the number of employees in the short term. We are a shell corporation, and we are seeking an acquisition candidate once the litigation is approved by the court and contingent liability issue's is resolved by two former directors.

Prior to June 5, 2001. Finity Holdings owned two subsidiaries. Finity Corp and Fi-Scrip are still active in Texas. They formerly performed the following services: (i) credit and debit card services; (ii) document management and distribution services; and (iii) processing services for Automatic Teller Machines ("ATMs") transactions, debit terminal transactions and Electronic Benefits Transfer systems ("EBT") transactions. These services provided a link between consumers, merchants and financial institutions by capturing the initial transaction at the point of sale, giving the merchant credit for that transaction, posting the transaction to the financial institution's accounts receivable and general ledger and placing the transaction on the customer's statement.

ITEM 2. DESCRIPTIONS OF PROPERTIES

We operate no plants or physical locations other than a single administrative office. The address is 511 F Street, # 504 San Diego, CA 92101.

ITEM 3. LEGAL PROCEEDINGS

See Exhibit 13C. We (Finity Holdings, the company) have reached a settlement agreement with plaintiff attorneys and expect the matter to be finalized in less than 30 days and/or pending court approval in San Diego.

There are uncertainties that may have a material impact. Specifically, Douglas
R. Baetz, Glenn M. Gallant are former directors. We expect these directors to seek indemnity from the company (Finity Holdings) in connection with the Plestina and or Grant case. The former directors have indicated they will seek reimbursement for legal expenses and or any judgments in the future.

Their right to seek reimbursement is under review by our attorney to validate the merits of such a possible request. Any payment would have a negative impact on the company. No provision for such expense has been accrued in the financial statements.

The following information is historical legal background to this case:

We (Finity Holdings) are a defendant in a lawsuit entitled Eric Grant v. Douglas R. Baetz, Glenn M. Gallant, Columbia Capital Corp. (our predecessor in interest), First Independent Computers and Does 1-100, Case No. 00-CV01527-J(BEN) in the Federal District Court for the Southern District of California. The case was filed on July 28, 2000. We filed a motion in mid-2001 to dismiss the entire case because the

Plaintiff's attorneys were not pursuing the case. On July 13, 2001, the Court entered an order granting our Motion to Dismiss with Prejudice for Failure to Prosecute in the case. Pursuant to the terms of the Order, Plaintiff's class action lawsuit was dismissed with prejudice based upon the failure to prosecute and plaintiff's inaction and failure to comply with the Court's Order to serve an amended complaint upon the defendants by March 23, 2001. This would have ended the litigation, except that in early August of 2001, Plaintiffs in this case submitted a Motion for Reconsideration of the ruling on the Motion to Dismiss. We expected a ruling on the Motion for Reconsideration in mid September 2001, but the Court never issued a ruling.

The Plaintiff's attorneys in the Grant v. Baetz case then filed a second case following their failure in the Grant matter. On November 5, 2001, they filed a class action case in the Federal District Court for the Southern District of California entitled Richard Plestina v. Douglas R. Baetz, Glenn M. Gallant, Finity Holdings, Inc., Finity Corporation, Chuck LaMontagne and Kenneth Klotz. The Plestina case is essentially the same case as the Grant case, with a new lead plaintiff. Both cases allege violations of the Securities Exchange Act of 1934, violations of the California Corporations Code, violation of the R.I.C.O. Act, fraud, and several other common law causes of action. We have not answered the complaint in the case.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarterly period ended December 31, 2001, our stockholders adopted no resolutions at a meeting or by written consent.


PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK

Our common stock is listed for trading on the OTCB maintained by the National Association of Securities Dealers under the symbol "FNTY." Our common stock has a very limited trading history and has only been quoted on the OTCB since July 28, 1997.

As of March 27, 2002, our authorized capital stock consisted of 100,000,000 shares of Common Stock, and 5,000,000 shares of Preferred Stock. We have 50,511,512 issued and outstanding shares of common stock and no shares of preferred stock. In addition, we have another 1,316,561 shares issuable under binding legal and debt settlement agreements. As of December 31, 2001, we had approximately 85 shareholders of record.

==============================================================================
                      Fiscal Year Ended      Fiscal Year Ended
                            2000                   2001
                        High      Low         High      Low
First Quarter           n.a.      n.a.        0.06      0.03
Second Quarter          n.a.      n.a.        0.07      0.02
Third Quarter          0.406     0.187        0.09      0.02
Fourth Quarter         0.406     0.062        0.09      0.01

==============================================================================

Quotations for the first and second quarters of 2000 are not available, although our stock did trade throughout that period. The quotes above are Over-the-counter quotations. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

We have never declared or paid a dividend. We do not anticipate that we will declare or pay any dividends in the future. Our transfer agent is Interwest Stock Transfer Co., Inc., 1981 East 4800 South, Salt Lake City, Utah 84117.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We ceased operations on June 5, 2001 and have focused on paying the company debts, managing company business and resolving legal issues. Our recent operating history (eleven months) offers little or no guidance with respect to our financial performance in the future.

Because we have no significant operations, we do not expect to have any revenues in the next twelve months. Nor do we expect to have significant operating expenses in the next twelve months except for compensation for the interim president, legal and accounting expenses. This is subject to a possible merger at a later date.

We have settled all other liabilities.

We have total liabilities of less than $10,000 (as of March 27, 2002) and current assets of approximately $50,000, (as of March 27, 2002), subject to court approval.

Because we have minimal operations, we can satisfy our cash requirements for the remainder of 2002. When our cash is exhausted, we will either need to raise additional funds or cease all operations.

There are uncertainties that may have a material impact upon our liquidity. Specifically, Douglas R. Baetz, Glenn M. Gallant are former directors. We expect these directors to seek indemnity from the company in connection with the Plestina and or Grant case. A request for a waiver by defendant to release the company has been requested and pending.

When the pending settlement and waivers are finalized. The Company will seek a new merger partners.


LIQUIDITY AND CAPITAL RESOURCES.

ITEM 7. FINANCIAL STATEMENTS

Included in this report are our audited financial statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On January 28, 2002, our prior auditors, Davis, Kinard & Co., P.C. resigned as our independent accountants. The audit report of Davis, Kinard & Co., P.C. for the year ended December 31, 2000 contained a going concern opinion expressing doubt as to our ability to meet our financial needs. Their audit reports for the prior year did not contain any other adverse languange as to uncertainty, audit scope or accounting principles.

During our last two years and the interim period through January 28, 2002, we did not have any disagreements with Davis, Kinard & Co., P.C. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

We appointed our new auditors, Malone & Bailey, PLLC of Houston Texas, on January 28, 2002. We did not consult Malone & Bailey, PLLC at any time prior to their appointment concerning either the application of accounting principles to a specific completed or contemplated transaction or the type of audit opinion that might be rendered on our financial statements.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

INFORMATION CONCERNING DIRECTORS AND EXECUTIVE OFFICERS


The following table sets forth certain information concerning the Directors and or Executive officers that served in the Company during the first seven months of 2001. On or before July 30, 2001 the entire board resigned after the sale of Fi Script and Finity Corp.

The new director is Gary K. Jennings and was appointed by CNG Financial and approved by all parties. Historical information can be obtained by reviewing the 2000 10-KSB and/or contacting Gary Jennings.

 NAME                     POSITION                                AGE
 ----                     --------                                ---

Gary Jennings            Interim President                       39 Current

Olan Beard               Chief Executive Officer, President      46 Former
                          and Director

Michael L. Beard         Executive Vice President, Chief         32 Former
                          Financial Officer and Treasurer

Robert M. Feldman        Director                                68 Former

Donald L. Thone          Director                                53 Former

Jared Davis              Director                                32 Former

A. David Davis           Director                                35 Former

Allen L. Davis           Director                                58 Former


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


ITEM 10. EXECUTIVE COMPENSATION

The following table presents, the last seven-month's of 2001 and first four months of 2002. Neither the Chief Executive Officer nor any other officer and or attorney of the Company earned in excess of $60,000 during the last fiscal year. Future compensation is subject to the sale of the company, excluding a $5,000 monthly retainer for Mr. Jennings and standard legal and or accounting expenses.

===============================================================================================
               Annual Compensation              Long Term Compensation
===============================================================================================
                                                       Awards            Payouts
                                               ======================    ========
                                                           Securities
Name and                               Other   Restricted  Underlying
Principal                              Annual  Stock       Options/      LTIP      All Other
Position (1)   Year    Salary   Bonus  Comp.   Awards      SARs          Payouts   Compensation

Gary Jennings  2001    35,000
Gary Jennings  2002    20,000

(1) Chairman and Interim President.

Stock Option Grants in Last Fiscal Year

None.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Company had 50,511,512 shares of Common Stock issued and outstanding. The following table reflects, as of March 27, 2002, the beneficial Common Stock ownership of: (a) each former director of the Company, (b) each current named executive officer, (c) each person known by the Company to be a beneficial owner of five percent (5%) or more of its Common Stock and (d) all executive officers and directors of the Company as a group:

                                        AMOUNT AND NATURE OF
                                       ----------------------
NAME AND ADDRESS OF BENEFICIAL OWNER   BENEFICIAL OWNERSHIP #    PERCENT
------------------------------------   ----------------------    -------

CNG Financial Corporation              34,000,000                67.3 %
5155 Financial Way
Mason, Ohio 45040

Glenn M. Gallant                        5,300,000
3020 N.W. 33rd Avenue
Fort Lauderdale, Florida 33311

* Estimate, pending review.

Douglas R. Baetz                        5,300,000
3020 N.W. 33rd Avenue
Fort Lauderdale, Florida 33311

* Estimate, pending review.

Kenneth A. Klotz                                0
1157 North 5th Street
Abilene, Texas 79601

Olan Beard                                  4,500
1157 North 5th Street
Abilene, Texas 79601

Robert M. Feldman                         169,000
2720 Sonata Drive
Columbus, Ohio 43209

* Effective with registration statement.

Donald L. Thone                           150,000
202 Hickory Creek Lane
Little Rock, Arkansas 72212

*Effective with registration statement.

Gary Jennings Sep Ira / Roth Ira           85,000

Finity Holdings (Holding Acct)          1,300,000

Paysys Systems (Holding Acct)             700,000


Former directors, holding acct
and Officers as a group                47,008,500                93.1 %

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

A. None.

B. Reports on Form 8-K
-------------------
None.

C. Other Exhibits

Law Office of Michael Spadaccini
731 9th Avenue Suite E
San Diego, CA 92101
619.501.3825
fax: 419.735.2386
______________________________________________________________________________

February 11, 2002

To: Finity Holdings, Inc. Board of Directors, Major Shareholders, and Stock Option Holders.
RE:  Finity Holdings, Inc. Option Table

To Whom It May Concern:

In my capacity as Director of Finity Holdings, Inc. (the "Company"), and as Counsel to the Company, I have completed my review of the books and records of the Company, and of the option and warrant agreements to which the Company is or has been subject in the past five years in order to determine the options and warrants (the "Options") to which the Company is subject as of February 28, 2002. In providing my opinion, I have relied upon the books and records that have been provided to me.

The table that follows shows recent Option grants, optionees, vesting schedules, grant and termination dates, conditions to vesting, and termination conditions. While the table is obviously abridged, I feel that it accurately reflects the core terms of the Option agreements. Readers will note that a large number of Options have terminated following the termination of employment by optionees. Optionees should contact the Company if they disagree with any position taken by the Company in this memorandum.

Yours truly,


  /s/ Michael Spadaccini

Michael Spadaccini

                                                         Number                                                             Options
                                      Date of                of   Vesting Schedule, and                               Available for
                        Date of        Option   Strike   Option   Conditions to Vesting,   Conditions that Terminate    Exercise as
Optionee           Option Grant   Termination    Price   Shares   if Any.                  Options                       of 2/28/02
------------------ ------------   -----------   ------   ------   ----------------------   -------------------------  -------------

Kenneth A. Klotz         7/1/98        7/1/03     2.28   50,000   16666 vest on 7/1/98,    30 days after termination              0
                                                                  16667 vest on 10/1/98,   of employment
                                                                  16667 vest on 1/1/99

Mathias & Berg           7/1/98        7/1/03     2.28  100,000   all shares vest immediately                                100000

Olan Beard               7/1/98        7/1/03     2.28   50,000   16666 vest on 7/1/98,    30 days after termination              0
                                                                  16667 vest on 10/1/98,   of employment
                                                                  16667 vest on 1/1/99

Charles LaMontagne       7/1/98        7/1/03     2.28   50,000   16666 vest on 7/1/98,    30 days after termination              0
                                                                  16667 vest on 10/1/98,   of employment
                                                                  16667 vest on 1/1/99


Douglass R. Baetz        7/1/98        7/1/03     2.96   50,000   16666 vest on 7/1/98,    30 days after termination              0
                                                                  16667 vest on 10/1/98,   of employment
                                                                  16667 vest on 1/1/99

Glenn M. Gallant         7/1/98        7/1/03     2.96   50,000   16666 vest on 7/1/98,    30 days after termination              0
                                                                  16667 vest on 10/1/98,   of employment
                                                                  16667 vest on 1/1/99

Kenneth A. Klotz         8/6/99        8/6/04     0.23  150,000   50000 vest on 8/6/99,    one year after termination             0
                                                                  50000 vest on 8/6/00,    of employment, Mr. Klotz
                                                                  50000 vest on 8/6/01     left board at end of 2000.

Charles LaMontagne       8/6/99        8/6/04     0.23  150,000   50000 vest on 8/6/99,    one year after termination of          0
                                                                  50000 vest on 8/6/00,    employment, Mr. LaMontagne left
                                                                  50000 vest on 8/6/01     board well before end of 2000.

Olan Beard               8/6/99        8/6/04     0.23  150,000   50000 vest on 8/6/99,    one year after termination of     100000
                                                                  50000 vest on 8/6/00,    employment, Mr. Beard left board
                                                                  50000 vest on 8/6/01     on 6/1/01, his options terminate
                                                                  (thus only 100,000       on 6/1/02.
                                                                  vested when Mr. Beard
                                                                  left the board on 6/1/01)

Ronald Koch             12/7/99       12/7/04     0.4   125,000   41667 vest on 12/7/99,   Immediately upon termination           0
                                                                  41667 veston on 8/7/00,  of employment
                                                                  41666 vest on 12/7/01

John Courter            12/7/99       12/7/04     0.4    25,000   8334 vest on 12/7/99,    Immediately upon termination           0
                                                                  8333 veston on 8/7/00,   of employment
                                                                  8333 vest on 12/7/01

Michael Waldron          3/6/00        3/6/05     0.27   10,000   scheduled, subject to    Immediately upon termination           0
                                                                  management's discretion  of employment

Harvey Wagner           3/27/00       3/27/05     0.27   50,000   all shares vest immediately                                 50000

Olan Beard              6/20/00       6/20/05     0.27   50,000   all shares vest immediately                                 50000

Kenneth A. Klotz        6/20/00       6/20/05     0.27   50,000   all shares vest immediately                                 50000

Harvey Wagner           6/20/00       6/20/05     0.27   50,000   all shares vest immediately                                 50000

TOTAL                                                                                                                       400,000

EXHIBIT 13C

Law Office of Michael Spadaccini
731 9th Avenue Suite E
San Diego, CA 92101
619.501.3825
fax: 419.735.2386
______________________________________________________________________________

March 23, 2002

Gary K. Jennings
Finity Holdings, inc.
511 F Street, Suite 504
San Diego CA  92101

VIA PERSONAL DELIVERY
RE: Pending or Threatened Litigation, Claims, and Assessments (excluding unasserted claims and assessments)

Dear Mr. Jennings,

You have asked me for a description of all material litigation, claims, and assessments in connection with an audit of Finity Holdings, Inc. (the Company).

Please note that I withdrew from my representation of the Company on March 19, 2002. Thus, my response shall not include any developments in the case following that date. Perhaps you can supplement my response to the auditors after that date.

The Company is a defendant in a lawsuit brought in November of 2001 called Plestina v. Baetz. The nature of the litigation is securities fraud. The complaint in the case has been filed. The Company has never answered the complaint. The Company has offered to settle the case for 2.0% of the outstanding post merger common stock in the Company.

The Company is also subject to indemnification claims by its former directors in connection with the Plestina case. So far, such claims have been threatened, but have not ripened into lawsuits. I am not qualified to offer an evaluation of the likelihood of an unfavorable outcome, and an estimate of the amount or range of potential loss.

The Company is also a defendant in a lawsuit called Grant v. Baetz. The Grant case was brought by the same attorneys as the Plestina case. The case was filed in July of 2000. The Company filed a motion in mid-2001 to dismiss the entire case because the Plaintiff's attorneys were not pursuing the case. On July 13, 2001, the Court entered an order granting our Motion to Dismiss with Prejudice for Failure to Prosecute in the case. Pursuant to the terms of the Order, Plaintiff's class action lawsuit was dismissed with prejudice based upon the failure to prosecute and plaintiff's inaction and failure to comply with the Court's Order to serve an amended complaint upon the defendants by March 23, 2001. This would have ended the litigation, except that in early August of 2001, Plaintiffs in this case submitted a Motion for Reconsideration of the ruling on the Motion to Dismiss. The court denied the Motion for Reconsideration, and plaintiff's have filed a notice of appeal in the matter. In my opinion, the appeal in this matter is totally without merit, and presents no reasonable likelihood of liability to the Company.



Yours truly,


  /s/ Michael Spadaccini

Michael Spadaccini

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


FINITY HOLDINGS, INC.

By:
   -------------------------------
   Gary K. Jennings
   Interim President & Director


Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.



                                   -----------------------------------
Date: March 27, 2002               By: Gary K. Jennings, Director

                         INDEPENDENT AUDITORS' REPORT


To the Board of Directors
  Finity Holdings, Inc.
  San Diego, California

We have audited the accompanying balance sheet of Finity Holdings, Inc. as of December 31, 2001, and the related statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Finity Holdings, Inc. as of December 31, 2001, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.


Malone & Bailey, PLLC
Houston, Texas
www.malone-bailey.com

March 20, 2002

                         INDEPENDENT AUDITORS' REPORT


To the Board of Directors
  Finity Holdings, Inc.
  San Diego, California

We have audited the accompanying statements of operations, stockholders' equity, and cash flows of Finity Holdings, Inc. for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


Davis, Kinard & Co., P.C.
Abilene, Texas

February 5, 2001

                             FINITY HOLDINGS, INC.
                                 BALANCE SHEET
                               December 31, 2001



Current Assets
  Cash                                                           $    59,680
  Receivable from insurance company                                   45,200
                                                                 -----------
     Total Assets                                                $   104,880
                                                                 ===========



Current liabilities
  Accounts payable                                               $    10,000


Stockholders' Equity
  Common stock, $.001 par value, 100,000,000 shares
    authorized, 50,828,073 shares issued and outstanding              50,828
  Paid in capital                                                  8,436,002
  Retained deficit                                                (8,391,950)
                                                                 -----------
     Total Stockholders' Equity                                       94,880
                                                                 -----------
     Total Liabilities and Stockholders' Equity                  $   104,880
                                                                 ===========









                      See summary of accounting policies
                      and notes to financial statements.

                             FINITY HOLDINGS, INC.
                           STATEMENTS OF OPERATIONS
                For the Years Ended December 31, 2001 and 2000


                                                         2001           2000
                                                  -----------    -----------

Revenues                                          $   975,225    $ 3,083,886
Cost of operations                                  2,617,872      7,333,382
Write off intangible asset                             90,000
                                                  -----------    -----------
     Net loss from operations                      (1,732,647)    (4,249,496)
                                                  -----------    -----------

Other income and (expense)
  Refund of prior year insurance premium               45,200
  Interest income                                       7,050         38,957
  Interest expense                                 (   68,789)    (   95,417)
                                                  -----------    -----------
     Net loss before income taxes                  (1,749,186)    (4,305,956)

Income taxes                                           47,461        353,506
                                                  -----------    -----------
Net loss before gain on sale of operating
  subsidiaries and extraordinary item              (1,796,647)    (4,659,462)

Gain on disposition of operating subsidiaries       1,105,659
                                                  -----------    -----------
Net loss before extraordinary item                 (  690,988)    (4,659,462)

Extraordinary item from gain on payables
  settlements                                         120,650
                                                  -----------    -----------

     Net loss                                     $(  570,338)   $(4,659,462)
                                                  ===========    ===========


Net basic and fully diluted loss per share:             $(.01)         $(.10)

Weighted average shares outstanding:               50,669,793     44,511,512







                      See summary of accounting policies
                      and notes to financial statements.

                                     FINITY HOLDINGS, INC.
                               STATEMENTS OF STOCKHOLDERS' EQUITY
                         For the Years Ended December 31, 2001 and 2000


                                   Common Stock         Paid in      Retained
                                Shares      Amount      Capital      (Deficit)        Totals
                             -----------    --------  -----------  -------------   ------------
Balances,
  December 31, 1999           38,511,512    $ 38,512  $ 5,891,096  $  (3,162,150)  $  2,767,458

Issuance of
  common stock
  - for debt                  10,000,000      10,000    1,990,000                     2,000,000
  - for services               2,000,000       2,000      498,000                       500,000

Net loss                                                              (4,659,462)    (4,659,462)
                             -----------    --------  -----------  -------------   ------------
Balances,
  December 31, 2000           50,511,512      50,512    8,379,096     (7,821,612)       607,996

Shares repurchased
  and canceled
  from a vendor               (1,000,000)     (1,000)                                    (1,000)

Assumption of debt
  by major shareholder                                     31,891                        31,891

Issuance of
  common stock
  - for debt                     300,000         300        5,700                         6,000
  - for lawsuit
     settlement                1,016,561       1,016       19,315                        20,331

Net loss                                                              (  570,338)    (  570,338)
                             -----------    --------  -----------  -------------   ------------
Balances,
  December 31, 2001           50,828,073    $ 50,828  $ 8,436,002  $  (8,391,950)  $     94,880
                             ===========    ========  ===========  =============   ============







                               See summary of accounting policies
                               and notes to financial statements.

                                     FINITY HOLDINGS, INC.
                                   STATEMENTS OF CASH FLOWS
                       For the Years Ended December 31, 2001 and 2000


                                                                           2001           2000
                                                                    -----------    -----------
Cash Flows from Operating Activities
  Net loss                                                          $(  570,338)   $(4,659,462)
  Adjustments to reconcile net loss to
    net cash provided by operations
    Depreciation                                                        140,181        327,130
    Write off intangible asset                                           90,000
    Deferred income tax expense                                          47,461        353,506
    Stock issued for lawsuit settlement 20,331
    Extraordinary gain on payables settlements                       (  120,650)
    Gain on sale of Finity Corp. & Fi-Scrip                          (1,105,659)
  Net change in:
    Accounts receivable                                               1,661,395     (1,370,326)
    Other current assets                                                121,495     (   10,769)
    Accounts payable                                                 (  547,877)     1,781,055
    Accrued expenses                                                 (  183,823)       310,508
                                                                    -----------    -----------
    Net cash (used in) operating activities                          (  447,484)    (3,268,358)
                                                                    -----------    -----------
Cash Flows From (Used in) Investing Activities
  Proceeds from sale of Finity Corp. & Fi-Scrip                         200,000
  Transfers to (from) restricted cash                                   200,000        201,000
  Purchase of property and equipment                                 (   77,941)    (    7,170)
  Sale of subsidiaries, net of cash sold                             (  858,747)
                                                                    -----------    -----------
    Net cash provided by (used in) investing
     activities                                                      (  536,688)       193,830
                                                                    -----------    -----------
Cash Flows From (Used in) Financing Activities
  Payments on related party notes payable                            (  850,000)       840,733
  Payments on installment debt                                       (    6,093)
  Proceeds from note payable                                                         2,000,000
                                                                    -----------    -----------
    Net cash provided by (used in) financing
     activities                                                      (  856,093)     2,840,733
                                                                    -----------    -----------
Net (Decrease) in Cash                                               (1,840,265)   (   233,795)
Cash Balances
     - at Beginning of Year                                           1,899,945      2,133,740
                                                                    -----------    -----------
     - at End of Year                                               $    59,680    $ 1,899,945
                                                                    ===========    ===========

Supplemental Cash Flow Disclosures
  Interest paid                                                     $    15,886    $    47,140
  Issuance of stock in retirement of debt                                            2,000,000
  Issuance of stock in exchange for Fi-Scrip purchase                                  500,000



                               See summary of accounting policies
                               and notes to financial statements.

                             FINITY HOLDINGS, INC.
                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Nature of business. Finity Holdings, Inc. ("Finity") was incorporated in Delaware on February 5, 1993, to raise money and acquire other companies. Finity acquired Finity Corporation ("Finity Corp.") in 1994. Finity Corp., a Texas corporation, processed credit card purchases for various banks throughout the United States. Finity acquired Fi-Scrip, Incorporated ("Fi-Scrip") in 1999. Fi-Scrip, a Nevada corporation, marketed computer processing services for automated teller machines and other electronic payments transfer systems.

Both Finity Corp. and Fi-Scrip were sold in June 2001 (see Note 2). After that sale, Finity has had no ongoing operations and is looking for a private operating company to merge with.

All results of operations during 2000 and 2001 through the date of this sale are consolidated and include the results of operations of both Finity Corp. and Fi-Scrip.

Income Taxes

Income taxes are computed using the tax liability method of accounting, whereby deferred income taxes are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that will be in effect when the differences reverse.

Stock Options

Stock options issued to employees are accounted for by following Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and by following the disclosure requirements of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, which established a fair-value-based method of accounting for stock-based compensation plans. Stock options issued to other than employees are accounted for by following Statement of Financial Accounting Standards No. 123.

Reclassifications

Reclassifications of certain prior year amounts were made to conform with the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Basic Loss Per Share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Recent Accounting Pronouncements

Finity does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow.


NOTE 2 - SALE OF FINITY CORP. AND FI-SCRIP

On June 5, 2001, Finity sold both Finity Corp. and Fi-Scrip for $200,000 cash, which was received later in 2001. The sale included substantially all assets, liabilities and operations of the combined companies. In connection with this sale, Finity's majority shareholder agreed to assume a $31,891 legal debt.

Subsequent to this sale, various remaining debts totaling $171,650 were settled for $45,000 cash and 300,000 shares recorded at their market value of $.02 per share. The resulting $120,650 gain is shown as an extraordinary item.

Finity has no continuing business operations subsequent to this sale.


NOTE 3 - CONTINGENCIES

Finity has reached a tentative settlement for a return of the year 2001 directors and officers errors and omissions $45,200 insurance premium, which is shown as an asset as of December 31, 2001, subject to the approval of the court settling the class action lawsuit as described below.

Finity was sued by shareholders and has reached a tentative settlement to issue 2% of Finity's total outstanding stock, or 1,016,561 shares. This settlement is shown as a 2001 transaction valued at the current market value of $.02 per share.


NOTE 4 - INCOME TAXES

Income taxes are not due since Finity has had losses in recent years. Finity has deductible net operating losses of about $7,200,000 as of December 31, 2001, expiring in the years 2014 through 2021.

Consolidated income tax expense, differs from the statutory federal income tax rate as follows:

                                                        2001           2000
                                                 -----------    -----------
     Statutory federal income tax rate                   0 %            0 %
     Change in valuation allowance on net
       operating loss carryforwards                    ( 9)           ( 8)
                                                 -----------    -----------
     Effective income tax rate                         ( 9)%          ( 8)%
                                                 ===========    ===========

The tax effects of temporary differences that gave rise to deferred tax assets and liabilities as of December 31, 2001 and 2000 are:

                                                        2001           2000
                                                 -----------    -----------
  Deferred tax asset
     Net operating loss carryforwards             $ 2,451,000   $ 2,257,000
  Deferred tax liability

     Depreciation                                           0    (   81,000)
  Valuation allowance                              (2,451,000)   (2,128,539)
                                                  -----------    ----------
  Net deferred tax asset                          $         0    $   47,461
                                                  ===========    ==========


NOTE 5 - STOCK OPTIONS AND WARRANTS

Finity's Stock Option Plan provides for the grants of non-qualified options to its senior management. The plan is administered by the Board of Directors of the Company, who have substantial discretion to determine which persons, amounts, time, price, exercise terms, and restrictions, if any.

Finity uses the intrinsic value method of calculating compensation expense for employees, as described and recommended by APB Opinion 25, and allowed by FASB Statement 123. During the years ended December 31, 2001 and 2000, no compensation expense was recognized for the issuance of options and warrants, because no options were granted in 2001 and none of the 250,000 options granted in the year 2000 had exercise prices below market prices at the date of grant.

Had compensation cost for the Company's stock-based compensation plan for employees been determined based on the fair value at the grant dates for awards under those plans consistent with the Black-Scholes option-pricing model suggested by FASB Statement 123, there would be no effect on the net losses and loss per share for the years ended December 31, 2001 and 2000, respectively.

The weighted average fair value of the stock options granted during 2000 was $.00. Variables used in the Black-Scholes option-pricing model include (1) 5.0% risk-free interest rate, (2) expected option life is the actual remaining life of the options as of each year end, (3) expected volatility is the actual historical stock price fluctuation volatility and (4) zero expected dividends.

Summary information regarding options and warrants is as follows:

                                                    Weighted
                                                     average
                                       Options   Share Price
                                     ---------   -----------
Year ended December 31, 2000:
Outstanding, 1999                      866,666         $ .35
     Granted                           250,000           .27
     Exercised                               0
     Expired                                 0
                                      --------         -----
Outstanding at December 31, 2000     1,116,666           .33

Year ended December 31, 2001:
     Forfeited                        (716,666)
                                      --------         -----
Outstanding at December 31, 2001       400,000          1.31
                                      ========         =====

Options outstanding and exercisable as of December 31, 2001:


                         - - Outstanding - -               Exercisable
                                      Number   Remaining        Number
     Exercise Price                of Shares        life     of Shares
                                   ---------   ---------   -----------
            .23                      100,000   3.5 years       100,000
             27                      200,000   2.5 years       200,000
           2.28                      100,000   1.5 years       100,000
                                    --------                  --------
                                     400,000                   400,000
                                    ========                  ========