Form 10QSB
period 2002-03-31
FINITY HOLDINGS INC
filed 2002-05-17
CIK 1051985

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB
         (Mark One)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended: March 31, 2002

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period From _______ to _______


                     Commission File Number: 000-30556

                            Finity Holdings, Inc.
     -------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

                  Delaware                              11-3210792
       ------------------------------                -----------------
        (State or other jurisdiction                   (IRS Employer
      of incorporation or organization)             Identification No.)

          Gary K. Jennings, 511 F Street, #504, San Diego, CA 92101
         ------------------------------------------------------------
            (Address of Principal Executive Offices and Zip Code)

                                (619) 234-2347
                           ------------------------
               (Issuer's telephone number, including area code)


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The number of shares outstanding of the issuer's common stock as of May 16, 2002, was 50,511,512 shares. The aggregate market value of the common stock (3,491,500 shares) held by non-affiliates, based on the average of the bid and asked prices ($0.03) of the common stock as of December 31, 2001 was $104,745.

DESCRIPTION OF BUSINESS

We were organized on February 5, 1993 and are currently known as Finity Holdings Inc. We formerly operated through two wholly-owned subsidiaries, Finity Corporation, a Texas corporation, and Fi-Scrip, Incorporated, a Nevada corporation ("Fi-Scrip"). We sold all of our stock in Finity Corporation. and Fi-Scrip effective June 5, 2001. The sale of these two subsidiaries leaves us without any significant operations and or assets since that date.

Currently, Finity Holdings has one paid manager, Gary K. Jennings, who is serving as interim President. We do not expect any change in the number of employees in the short term. We are a "blank check" corporation, and we are seeking an operating company with which to merge.

Generally speaking, Gary Jennings consults with the two largest shareholders (90 percent of the stock ownership) attorneys and accountant regarding the administration of the company.

We strongly suggest that all shareholders and or prospective shareholders go to www.sec.gov and read every 10K to gain a complete understanding of the complex changes and continuing evolution of the corporation.


DESCRIPTIONS OF PROPERTIES

We operate no plants or physical locations other than a single administrative office. The address is 511 F Street, # 504 San Diego, CA 92101. Email address is GaryKJennings@msn.com. Office hours are 9 to 5, Monday through Friday.


LEGAL PROCEEDINGS

We (Finity Holdings) are a defendant in a lawsuit entitled Eric Grant v. Douglas R. Baetz, Glenn M. Gallant, Columbia Capital Corp. (our predecessor in interest), First Independent Computers and Does 1-100, Case No.00-CV01527-J(BEN) in the Federal District Court for the Southern District of California. The case was filed on July 28, 2000. We filed a motion in mid-2001 to dismiss the entire case because the Plaintiff's attorneys were not pursuing the case. On July 13, 2001, the Court entered an order granting our Motion to Dismiss with Prejudice for Failure to Prosecute in the case. Pursuant to the terms of the Order, Plaintiff's class action lawsuit was dismissed with prejudice based upon the failure to prosecute and plaintiff's inaction and failure to comply with the Court's Order to serve an amended complaint upon the defendants by March 23, 2001. This would have ended the litigation, except that in early August of 2001, Plaintiffs in this case submitted a Motion for Reconsideration of the ruling on the Motion to Dismiss. The court ruled in our favor on the motion for reconsideration, but April 2002 the plaintiff filled a Notice of Appeal in the 9th circuit Court Of Appeals.

The Plaintiff's attorneys in the Grant v. Baetz case then filed a second case following their failure in the Grant matter. On November 5, 2001, they filed a class action case in the Federal District Court for the Southern District of California entitled Richard Plestina v. Douglas R. Baetz, Glenn M. Gallant, Finity Holdings, Inc., Finity Corporation, Chuck LaMontagne and Kenneth Klotz. The Plestina case is essentially the same case as the Grant case, with a new lead plaintiff. Both cases allege violations of the Securities Exchange Act of 1934, violations of the California Corporations Code, violation of the R.I.C.O. Act, fraud, and several other common law causes of action. We have not answered the complaint in the case, because we agreed to settle and avoid prolonged litigation.

We have reached a settlement agreement with both plaintiffs in the Plestina & Grant cases and two former directors (Mr. LaMontain and Mr. Klots) who are co defendant in the Plestina matter. Our settlement agreement requires court approval to be final. We expect court approval 30 to 60 days.

Currently Mr. Baetz and Mr. Gallant have not joined the process to settle and will continue to defend their actions, separate from the company.

Specifically, Douglas R. Baetz, Glenn M. Gallant are former directors and founders. We expect these directors to seek indemnity from the company (Finity Holdings) in connection with the Plestina and or Grant case. The former directors have indicated they will seek indemnity and reimbursement for legal expenses and or judgments in the future. These reimbursements may exceed $ 100,000.00 dollars.

Their right to seek reimbursement is under review by our attorney to validate the merits of such a possible request. Any payment would have a negative impact on the company. No provision for such expense has been accrued in the financial statements.


MANAGEMENT'S DISCUSSION AND ANALYSIS

We ceased operations on June 5, 2001 and have focused on paying the company debts, managing company business and resolving legal issues.

Our recent operating history offers little or no guidance with respect to our financial performance in the future. Because we have no significant operations, we do not expect to have any revenues in the next twelve months. Nor do we expect to have significant operating expenses in the next twelve months except for compensation for the interim president (retainer), legal (hourly) and accounting (hourly).

There are significant uncertainties that may have a material and or catastrophic impact upon our liquidity or ability to operate the company. Specifically, Douglas R. Baetz, Glenn M. Gallant (see legal proceedings), resolving the class action (see legal proceedings), and avoiding any new litigation. Needless to say, the company is in extreme danger of being forced out of business through possible judgments.

When the pending settlements and waivers are finalized. The Company will seek a new merger partner to the best of their ability.

Current and future contingent liabilities could render the company not worthy of selling and we would be forced to dissolve the corporation.

Interested parties, current and future shareholders should be advised that a reverse stock split might occur, if and when a merger is completed.

                             FINITY HOLDINGS, INC.
                                 BALANCE SHEET
                                 March 31, 2002



Current Assets
  Cash                                                         $    14,359
  Receivable from insurance company                                 45,200
                                                               -----------
     Total Assets                                              $    59,559
                                                               ===========



Current liabilities
  Accounts payable                                             $     1,000


Stockholders' Equity
  Common stock, $.001 par value, 100,000,000 shares
    authorized, 50,828,073 shares issued and outstanding            50,828
  Paid in capital                                                8,436,002
  Retained deficit                                              (8,428,271)
                                                               -----------
     Total Stockholders' Equity                                     58,559
                                                               -----------
     Total Liabilities and Stockholders' Equity                $    59,559
                                                               ===========

                             FINITY HOLDINGS, INC.
                           STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 2002 and 2001


                                                      2002           2001
                                                  -----------    -----------

Revenues                                                         $   606,287
Cost of operations                                $    36,321      1,453,430
                                                  -----------    -----------
     Net loss from operations                         (36,321)      (847,143)
                                                  -----------    -----------

Other income and (expense)
  Interest income                                                      5,833
  Interest expense                                                  ( 35,183)
                                                  -----------    -----------
     Net loss                                     $   (36,321)   $  (876,493)
                                                  ===========    ===========


Net basic and fully diluted loss per share:             $(.00)         $(.02)

Weighted average shares outstanding:               50,828,073     50,511,512

                             FINITY HOLDINGS, INC.
                           STATEMENTS OF CASH FLOWS
              For the Three Months Ended March 31, 2002 and 2001


                                                      2002           2001
                                                  -----------    -----------

Cash Flows From Operating Activities
  Net loss                                        $   (36,321)   $  (876,493)
  Adjustments to reconcile net loss to
    net cash provided by operations
    Depreciation                                                      84,144
  Net change in:
    Accounts receivable                                               80,185
    Other current assets                                              31,388
    Accounts payable and accrued expenses             ( 9,000)     1,102,148
                                                  -----------    -----------
    Net cash (used in) provided by operating
      activities                                      (45,321)       421,372
                                                  -----------    -----------
Cash Flows From Investing Activities
  Transfers from restricted cash                                     200,000
  Purchase of property and equipment                                ( 77,940)
                                                                  ----------
    Net cash provided by investing activities                        122,060
                                                                  ----------
Cash Flows From Financing Activities
  Proceeds from line of credit                                       342,227
                                                  -----------    -----------

Net Change In Cash                                    (45,321)       885,659

Cash Balances
     - at Beginning of Year                            59,680      1,899,945
                                                  -----------    -----------
     - at End of Year                             $    14,359    $ 2,785,604
                                                  ===========    ===========

                             FINITY HOLDINGS, INC.
                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Finity Holdings, Inc., a Delaware corporation have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, 2001, as reported in Form 10-KSB, have been omitted.

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


FINITY HOLDINGS, INC.

By:  /S/ GARY K. JENNINGS
   -------------------------------
   Gary K. Jennings
   Interim President & Director


Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.


                                       /S/ GARY K. JENNINGS
                                   -----------------------------------
Date: May 15, 2002                 By: Gary K. Jennings, Director