Form 10QSB
period 2002-06-30
FINITY HOLDINGS INC
filed 2002-08-28
CIK 1051985

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB

      [X]  Quarterly Report under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                 For the quarterly period ended June 30, 2002
      ------------------------------------------------------------------

   [ ]  Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from ________  to  _________
      ------------------------------------------------------------------

                     Commission File Number: 000-28445
      ------------------------------------------------------------------


                            Finity Holdings, Inc.
         -----------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)


                   Delaware                             11-3210792
        -----------------------------                 ---------------
        (State or other jurisdiction                   (IRS Employer
      of incorporation or organization)             Identification No.)


              511 F Street, #504, San Diego, CA            92101
            ------------------------------------          --------
          (Address of Principal Executive Offices)       (Zip Code)


                 619-234-2347 (Phone)       619-234-2347  (FAX)
           --------------------------------------------------------
                          Issuer's Telephone Number


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]     No [ ]

   APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE
                             PRECEDING FIVE YEARS

Check whether the Registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes [ ]     No [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 100,000,000 Common Stock, authorized, 5,524,500 shares of common stock issued and outstanding, par value $0.001 per share as of June 30, 2002.

Traditional Small Business Disclosure Format (check one):

Yes [X]     No [ ]

                        PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS


                            FINITY HOLDINGS, INC.
                                BALANCE SHEET
                                June 30, 2002





Current Assets
  Cash                                                         $    16,896
                                                               ===========




Stockholders' Equity
  Common stock, $.001 par value, 100,000,000 shares
    authorized, 50,828,073 shares issued and outstanding            50,828
  Paid in capital                                                8,436,002
  Retained deficit                                              (8,469,934)
                                                               -----------
     Total Stockholders' Equity                                $    16,896
                                                               ===========

                                   FINITY HOLDINGS, INC.
                                 STATEMENTS OF OPERATIONS
                           For the Three Months and Six Months
                               Ended June 30, 2002 and 2001


                                       Three Months                     Six Months
                                      Ended June 30,                  Ended June 30,
                                   2002            2001            2002            2001
                                -----------     -----------     -----------     -----------

Revenues                                        $   368,938                     $   975,225
Cost of operations              $    38,250       1,112,598     $    83,571       2,567,028
                                -----------     -----------     -----------     -----------
  Net loss from operations          (38,250)       (743,660)        (83,571)     (1,590,803)

Other income and expense
  Interest income                                     1,217                           7,050
  Interest expense                                  (33,606)                        (68,789)
  Other income                        5,587                           5,587
                                -----------     -----------     -----------     -----------
Net loss before
  extraordinary item                (32,663)       (776,049)        (77,984)     (1,652,542)

Extraordinary gain on sale
  of subsidiaries, net
  of tax                                          1,058,198                       1,058,198
                                -----------     -----------     -----------     -----------
  Net income (loss)             $   (32,663)     $  282,149     $   (77,984     $  (594,344)
                                ===========     ===========     ===========     ===========

Net basic and diluted loss
  per share before
  extraordinary item:                 $(.00)          $(.02)          $(.00)          $(.03)

Net basic and diluted earnings
  (loss) per share after
  extraordinary item:                 $(.00)          $ .01           $(.00)          $(.01)

Weighted average shares
  outstanding:                   50,828,073      50,181,842      50,828,073      50,345,766


                              FINITY HOLDINGS, INC.
                            STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2002 and 2001




                                                           2002           2001
                                                       -----------    -----------
Cash Flows From Operating Activities
  Net loss                                             $   (77,984)   $  (594,344)
  Adjustments to reconcile net loss to
    net cash provided by operations
      Depreciation                                                        140,180
      Gain on sale of subsidiaries                                     (1,058,198)
      Loss on writedown of investment                                      90,000
  Net change in:
    Accounts receivable                                                 1,461,395
    Other current assets                                    45,200        119,234
    Accounts payable and accrued expenses                  (10,000)      (354,496)
                                                       -----------    -----------
    Net cash used by operating activities                  (42,784)      (196,229)
                                                       -----------    -----------
Cash Flows From Investing Activities
  Transfers from restricted cash                                          200,000
  Purchase of property and equipment                                      (77,940)
  Sale of subsidiaries                                                   (858,747)
                                                                      -----------
    Net cash used by investing activities                                (736,687)
                                                                      -----------
Cash Flows From Financing Activities
  Payments on line of credit                                             (958,821)
                                                       -----------    -----------
Net change in cash                                         (42,784)    (1,891,737)

Cash Balances
     - at beginning of period                               59,680      1,899,945
                                                       -----------    -----------
     - at end of period                                $    16,896    $     8,208
                                                       ===========    ===========


                            FINITY HOLDINGS, INC.
                        NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Finity Holdings, Inc. ("Finity"), a Delaware corporation have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Finity's latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, 2001, as reported in Form 10-KSB, have been omitted.


ITEM 2.  MANAGEMENT DISCUSSION & ANALYSIS

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

Currently, Finity Holdings has one paid business manager, Gary K. Jennings, who is serving as interim President and member of the board of directors. We do not expect any change in the number of employees in the short term. We are seeking an operating company with which to merge, subject to other issues being resolved.

Generally speaking, Gary Jennings consults with the two largest shareholders (89 percent of the stock ownership), attorneys and accountant regarding the administration of the company on a monthly basis.

We strongly suggest that all shareholders and or prospective shareholders go to www.sec.gov and read all the public records for the last three years to gain a complete understanding of the complex changes and continuing evolution of the corporation.


DESCRIPTIONS OF PROPERTIES

We operate no plants or physical locations other than a single administrative office. The address is 511 F Street, #504, San Diego, CA 92101. Email address is GaryKJennings@msn.com.


CURRENT OPERATIONS

We ceased operations on June 5, 2001 and have focused on paying our debts, managing company business and resolving legal issues.

Our recent operating history offers little or no guidance with respect to our financial performance in the future. Because we have no significant operations, we do not expect to have any revenues in the next twelve months. Nor do we expect to have significant operating expenses in the next twelve months except for compensation for the interim president (retainer), legal (hourly), marketing ads in the Wall Street Journal and accounting (hourly).

There are significant uncertainties that may have a material and or catastrophic impact upon our liquidity or ability to operate. Specifically, Messrs. Baetz and Gallant may seek indemnity from us in connection with their potential liability in the matter discussed below. If they win any significant indemnity claim, we would become insolvent. If we become insolvent, we would likely be forced to dissolve and cease our remaining operations.


                         PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

We (Finity Holdings) were a defendant in a lawsuit entitled Eric Grant v. Douglas R. Baetz, Glenn M. Gallant, Columbia Capital Corp. (our predecessor in interest), First Independent Computers and Does 1-100, Case No.00-CV01527-J(BEN) in the Federal District Court for the Southern District of California. The case was filed on July 28, 2000. On July 13, 2001, the Court entered an order granting our Motion to Dismiss with Prejudice for Failure to Prosecute in the case. In April 2002 the plaintiff filled a Notice of Appeal in the 9th circuit Court Of Appeals.

The Plaintiff's attorneys in that case then filed a second case in the Federal District Court for the Southern District of California styled Richard Plestina
v. Douglas R. Baetz, Glenn M. Gallant, Finity Holdings, Inc., Finity Corporation, Chuck LaMontagne and Kenneth Klotz.

The Plestina case was essentially the same case as the Grant case, with a new lead plaintiff. We have reached a settlement agreement in both the Plestina and the Grant cases. The settlement is to be newly issued Finity shares equaling 2% of our current outstanding shares, or about 1 million shares. Barring an unforeseen event, this transaction will appear as a legal expense on our third quarter financial statements. Our former directors Messrs. Klotz and LaMontagne are defendants in the Plestina matter, and they have also joined the settlement. Our former directors Messrs. Gallant and Baetz have not joined the settlement, and they remain defendants. The settlement agreement requires court approval and notice to class plaintiffs to become a final judgment. The court has given its preliminary approval and we expect final court approval in late October of 2002.

We expect former directors Messrs. Gallant and Baetz to seek indemnity from us in connection with these actions. The former directors have indicated they will seek indemnity and reimbursement for legal expenses and or judgments in the future and these reimbursements may exceed $100,000.

Their right to seek reimbursement is under review by our attorney to validate the merits of such a possible request. Any payment would have a negative impact on us. No provision for such expense has been accrued in the financial statements.

                                 SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned.

Date:  August 27, 2002

                                    FINITY HOLDINGS, INC.

                                       /S/ GARY K. JENNINGS
                                    __________________________________
                                    By:  Gary K. Jennings, President