Form 10QSB/A
period 2002-06-30
FINITY HOLDINGS INC
filed 2002-09-03
CIK 1051985

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 Form 10-QSB/A
                               (Amendment No. 1)

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

Yes [ ]     No [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 100,000,000 Common Stock, authorized, 50,828,073 shares of common stock issued and outstanding, par value $0.001 per share as of June 30, 2002.

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

Date:  September 3, 2002

                                    FINITY HOLDINGS, INC.

                                       /S/ GARY K. JENNINGS
                                    __________________________________
                                    By:  Gary K. Jennings, President