Form 10QSB
period 2002-09-30
FINITY HOLDINGS INC
filed 2002-11-22
CIK 1051985

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

        [X] Quarterly Report under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                For the quarterly period ended September 30, 2002
       ------------------------------------------------------------------

   [ ] Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from ________ to _________
       ------------------------------------------------------------------

                        Commission File Number: 000-28445
       ------------------------------------------------------------------


                              Finity Holdings, Inc.
           -----------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                   Delaware                              11-3210792
       -----------------------------                 -----------------
       (State or other jurisdiction                  (IRS Employer
       of incorporation or organization)             Identification No.)


                       5155 Financial Way, Mason, OH 41042
               ----------------------------------------- --------
               (Address of Principal Executive Offices) (Zip Code)


                 513-229-6663 (Phone)         513-229-6744 (FAX)
       -------------------------------------------------------------------
                            Issuer's Telephone Number


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

Yes [ ]     No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 100,000,000 Common Stock, authorized, 5,524,500 shares of common stock issued and outstanding, par value $0.001 per share and 5,000,000 Preferred Stock authorized, par value $0.001 per share as of September 30, 2002.

Traditional Small Business Disclosure Format (check one):

Yes [X]     No [ ]

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS


                              FINITY HOLDINGS, INC.
                                  BALANCE SHEET
                               September 30, 2002





Current Assets
  Cash                                                              $     7,546
                                                                    ===========




Stockholders' Equity
  Common stock, $.001 par value, 100,000,000 shares
    authorized, 50,828,073 shares issued and outstanding                 50,828
  Paid in capital                                                     8,436,002
  Retained deficit                                                   (8,479,284)
                                                                    -----------
     Total Stockholders' Equity                                     $     7,546
                                                                    ===========

                              FINITY HOLDINGS, INC.
                            STATEMENTS OF OPERATIONS
                      For the Three Months and Nine Months
                        Ended September 30, 2002 and 2001

                                          Three Months                       Nine Months
                                       Ended September 30,               Ended September 30,

                                      2002             2001             2002             2001
                                  ------------     ------------     ------------     ------------

Revenues                                                                             $    975,225
Cost of operations                $     (9,350)         (28,317)    $     92,921        2,594,345
                                  ------------     ------------     ------------     ------------
  Net loss from operations              (9,350)         (28,317)         (92,921)      (1,619,120)

Other income and expense
  Interest income                                                                           7,050
  Interest expense                                                                        (68,789)
  Other income                                          109,605            5,587          109,605
                                  ------------     ------------     ------------     ------------
Net loss before tax                     (9,350)          81,288          (87,334)      (1,571,254)

Income tax expense                                                                         47,461

Net income (loss) before
  extraordinary item                    (9,350)         (81,288)         (87,334)      (1,618,715)

Extraordinary gain on sale
  of subsidiaries, net
  of tax
                                                                                        1,105,659
                                  ------------     ------------     ------------     ------------
  Net income (loss)               $     (9,350)    $     81,288     $    (87,334)    $   (513,056)
                                  ============     ============     ============     ============

Net basic and diluted loss
  per share before
  extraordinary item:             $       (.00)    $      (.002)    $       (.00)    $       (.03)

Net basic and diluted earnings
  (loss) per share after
  extraordinary item:             $       (.00)    $       .002     $       (.00)    $       (.03)

Weighted average shares
  outstanding:                      50,828,073       50,181,842       50,828,073       50,345,766

                              FINITY HOLDINGS, INC.
                            STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 2002 and 2001

                                                2002             2001
                                             -----------     -----------

Cash Flows From Operating Activities
  Net loss                                   $   (87,334)    $  (513,056)
  Adjustments to reconcile net loss to
    net cash provided by operations
      Deferred income tax expense                                 47,461
      Depreciation                                               140,180
      Gain on sale of subsidiaries                            (1,105,659)
      Loss on writedown of investment                             90,000
  Net change in:
    Accounts receivable                                        1,461,395
    Other current assets                          45,200         119,234
    Accounts payable and accrued expenses        (10,000)       (439,785)
                                             -----------     -----------
    Net cash used by operating activities        (52,134)       (200,230)
                                             -----------     -----------
Cash Flows From Investing Activities
  Transfers from restricted cash                                 200,000
  Purchase of property and equipment                             (77,940)
  Sale of subsidiaries                                          (858,747)
                                                             -----------
    Net cash used by investing activities                       (736,687)
                                                             -----------
Cash Flows From Financing Activities
  Payments on line of credit                                    (958,821)
                                             -----------     -----------
Net change in cash                               (52,134)     (1,895,738)

Cash Balances
     - at beginning of period                     59,680       1,899,945
                                             -----------     -----------
     - at end of period                      $     7,546     $     4,207
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


ITEM 2. MANAGEMENT DISCUSSION & ANALYSIS

DESCRIPTION OF BUSINESS

We were organized on February 5, 1993 and are currently known as Finity Holdings Inc. We formerly operated through two wholly-owned subsidiaries, Finity Corporation, a Texas corporation, and Fi-Scrip, Incorporated, a Nevada corporation ("Fi-Scrip"). We sold all of our stock in Finity Corporation and Fi-Scrip effective June 5, 2001. The sale of these two subsidiaries leaves us without any significant operations and or assets since that date.

Currently, Finity Holdings has one unpaid business manager, John A. Courter, who is serving as interim President and member of the board of directors. We do not expect any change in the number of employees in the short term. We are seeking an operating company with which to merge, subject to other issues being resolved.

Generally speaking, John A. Courter consults with the two largest shareholders (89 percent of the stock ownership), attorneys and accountant regarding the administration of the company on a monthly basis.

We strongly suggest that all shareholders and or prospective shareholders go to www.sec.gov and read all the public records for the last three years to gain a complete understanding of the complex changes and continuing evolution of the corporation.


DESCRIPTIONS OF PROPERTIES

We operate no plants or physical locations other than a single administrative office. The address is 5155 Financial Way, Mason, OH 45040. Email address is jacourter@cngfinancial.com

CURRENT OPERATIONS

We ceased operations on June 5, 2001 and have focused on paying our debts, managing company business and resolving legal issues.

Our recent operating history offers little or no guidance with respect to our financial performance in the future. Because we have no significant operations, we do not expect to have any revenues in the next twelve months. Nor do we expect to have significant operating expenses in the next twelve months except for funding the administrative costs of the class action settlement, the Jennings litigation and other legal matters, marketing ads in the Wall Street Journal and general accounting matters.

There are significant uncertainties that may have a material and or catastrophic impact upon our liquidity or ability to operate. Specifically, Messrs. Baetz and Gallant may seek indemnity from us in connection with their potential liability in the matter discussed in Item 2 below. If they win any significant indemnity claim, we would become insolvent. If we become insolvent, we would likely be forced to dissolve and cease our remaining operations.

ITEM 3.  CONTROLS AND PROCEDURES

Because we have ceased operations, we do not have, and have not evaluated within 90 days of the filing of this report, disclosure controls and procedures.


                           PART II. OTHER INFORMATION


ITEM 1. CORPORATE GOVERNANCE

The Company removed Gary K. Jennings as Interim President and Director on August 27, 2002. The Company named John A. Courter as the new Director and Interim President.

The Company has moved its principle Offices from 511 F. Street, #504, San Diego, Ca to 5155 Financial Way, Mason, OH 45040 effective August 27, 2002.

ITEM 2. LEGAL PROCEEDINGS

Eric Grant and Richard Plestina v. Douglas R. Baetz, et al., Case No.'s 01 CV 1527 (BEN) and 01 CV 2024 J 9BEN), U.S. District Court, Southern District of California. As expected, the Court issued its final approval of the class action settlement on September 30, 2002. There were no objections to the settlement and no potential class members have opted out of the settlement. Douglas R. Baetz and Glenn M. Gallant have not settled and remain defendants in the action.

Finity Holdings, Inc. v. Gary K. Jennings, Case No. G/C 795939, California Superior Court, San Diego County.
The Company was forced to file suit against its former President and Director, Gary K. Jennings, on September 12, 2002 for Conversion and Violation of California Corporation Code Section 1602 based upon his refusal to turn over Company books and records and his refusal to cease holding himself out as a representative and taking action on behalf of the Company after his removal. The Company sought and obtained a Temporary Restraining Order and Order to Show Cause Why a Preliminary Injunction Should Not Issue. The Company general ledger and check book have not been produced by Jennings and he has failed to produce an accounting of the missing financial records. The Company is currently investigating Jennings actions while President to determine if any additional actions are necessary.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K

(a)  Exhibits - See Index to Exhibits following Certifications.

(b) Reports on Form 8-K - There were no reports filed on Form 8-K for the three months ended September 30, 2002.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned.

Date:  November 7, 2002, 2002

                                        FINITY HOLDINGS, INC.

                                        /S/ JOHN A. COURTER
                        --------------------------------------------------------
                        By:  John A. Courter
                        President and Principal Financial and Accounting Officer


                                 CERTIFICATIONS*

I, John A. Courter, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of [identify registrant];

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

*4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

*5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

*6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date November , 2002
FINITY HOLDINGS, INC.

                        By: /s/ John A. Courter
                            ---------------------
                           John A. Courter, President

*The registrant has ceased operations. John A. Courter is the only certifying officer because the registrant has no other officers or employees. Although Form 10-QSB requires that the certifications set forth above in paragraphs 4, 5 and 6 must be made (i) the registrant has no disclosure controls and procedures, (ii) no evaluation of the registrant's disclosure controls and procedures has been made, (iii) the registrant has no audit committee and John A. Courter is the sole director of the registrant, and (iv) the registrant has no internal controls and procedures.


INDEX TO EXHIBITS

Exhibit
-------
Number                           Description                         Located at
--------------------------------------------------------------------------------

99.1 Certification of CEO and CFO under Section 906 of the Sarbanes-Oxley Act of 2002 Filed herewith