Form 10QSB/A
period 2002-09-30
FINITY HOLDINGS INC
filed 2002-12-09
CIK 1051985

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB/A
                                 Amendment No. 1

        [X] Quarterly Report under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                For the quarterly period ended September 30, 2002
                -------------------------------------------------

     [ ] Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from ________ to _________

                -------------------------------------------------

                        Commission File Number: 000-28445
                -------------------------------------------------


                              Finity Holdings, Inc.
                  --------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                        Delaware                    11-3210792
                 -----------------------         -----------------
              (State or other jurisdiction         (IRS Employer
            of incorporation or organization)    Identification No.)

              5155 Financial Way, Mason, OH              41042
       ------------------------------------------     ----------
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

Yes [ ]     No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 100,000,000 Common Stock, authorized, 50,524,500 shares of common stock issued and outstanding, par value $0.001 per share and 5,000,000 Preferred Stock authorized, par value $0.001 per share as of September 30, 2002.

Traditional Small Business Disclosure Format (check one):

Yes [X]     No [ ]

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS


                              FINITY HOLDINGS, INC.
                                  BALANCE SHEET
                               September 30, 2002





Current Assets

  Cash                                                               $   7,546
                                                                     =========




Stockholders' Equity

  Common stock, $.001 par value, 100,000,000 shares
    authorized, 50,828,073 shares issued and outstanding                50,828
  Paid in capital                                                    8,436,002
  Retained deficit                                                  (8,479,284)
                                                                     ---------
     Total Stockholders' Equity                                      $   7,546
                                                                     =========

                              FINITY HOLDINGS, INC.
                            STATEMENTS OF OPERATIONS
                      For the Three Months and Nine Months
                        Ended September 30, 2002 and 2001

                                                  Three Months                          Nine Months
                                                  Ended September 30,                   Ended September 30,
                                                2002                2001              2002                2001
                                            --------------     --------------     --------------     --------------
Revenues                                                                                             $     975,225
Cost of operations                          $      (9,350)           (28,317)     $      92,921          2,594,345
                                            --------------     --------------     --------------     --------------
  Net loss from operations                         (9,350)           (28,317)           (92,921)        (1,619,120)

Other income and expense
  Interest income                                                                                            7,050
  Interest expense                                                                                         (68,789)
  Other income                                                       109,605              5,587            109,605
                                            --------------     --------------     --------------     --------------
Net loss before tax                                (9,350)            81,288            (87,334)        (1,571,254)

Income tax expense                                                                                          47,461

Net income (loss) before
  extraordinary item                               (9,350)           (81,288)           (87,334)        (1,618,715)

Extraordinary gain on sale
  of subsidiaries, net
  of tax                                                                                                 1,105,659
                                            --------------     --------------     --------------     --------------
  Net income (loss)                         $      (9,350)     $      81,288      $     (87,334)     $    (513,056)
                                            ==============     ==============     ==============     ==============

Net basic and diluted loss
  per share before
  extraordinary item:                              $(.00)            $(.002)              $(.00)             $(.03)

Net basic and diluted earnings
  (loss) per share after
  extraordinary item:                              $(.00)            $ .002               $(.00)             $(.03)

Weighted average shares
  outstanding:                                50,828,073         50,181,842          50,828,073         50,345,766


                              FINITY HOLDINGS, INC.
                            STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 2002 and 2001


                                                         2002                   2001
                                                    ---------------       ---------------

Cash Flows From Operating Activities
  Net loss                                             $   (87,334)           $  (513,056)
  Adjustments to reconcile net loss to
    net cash provided by operations
      Deferred income tax expense                                                  47,461
      Depreciation                                                                140,180
      Gain on sale of subsidiaries                                             (1,105,659)
      Loss on writedown of investment                                              90,000
  Net change in:
    Accounts receivable                                                         1,461,395
    Other current assets                                    45,200                119,234
    Accounts payable and accrued expenses                  (10,000)              (439,785)
                                                   ---------------        ---------------
    Net cash used by operating activities                  (52,134)              (200,230)
                                                   ---------------        ---------------
Cash Flows From Investing Activities
  Transfers from restricted cash                                                  200,000
  Purchase of property and equipment                                              (77,940)
  Sale of subsidiaries                                                           (858,747)
                                                                          ---------------
    Net cash used by investing activities                                        (736,687)
                                                                          ---------------
Cash Flows From Financing Activities
  Payments on line of credit                                                     (958,821)
                                                   ---------------        ---------------
Net change in cash                                         (52,134)            (1,895,738)

Cash Balances
     - at beginning of period                               59,680              1,899,945
                                                   ---------------        ---------------
     - at end of period                            $         7,546        $         4,207
                                                   ===============        ===============


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

Generally speaking, John A. Courter will consult with the two largest shareholders (89 percent of the stock ownership), attorneys and accountant regarding the administration of the company on all material matters that may affect their investment.

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

There are significant uncertainties that may have a material and or catastrophic impact upon our liquidity or ability to operate. Specifically, Messrs. Baetz and Gallant have stated through counsel that they will seek indemnity and reimbursement of legal expenses from us in connection with their potential liability in the matter discussed in Item 2 below. If they win any significant indemnity claim, Finity will become insolvent. If we become insolvent, we will be forced to dissolve and cease our remaining operations.

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

The Company has moved its principal offices from 511 F. Street, #504, San Diego, Ca to 5155 Financial Way, Mason, OH 45040 effective August 27, 2002.

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

Finity Holdings, Inc. v. Gary K. Jennings, Case No. G/C 795939, California Superior Court, San Diego County.

The Company was forced to file suit against its former President and Director, Gary K. Jennings, on September 12, 2002 for Conversion and Violation of California Corporation Code ss.1602 based upon his refusal to turn over Company books and records and his refusal to cease holding himself out as a representative and taking action on behalf of the Company after his removal. The Company sought and obtained a Temporary Restraining Order and Order to Show Cause Why a Preliminary Injunction Should Not Issue. The Company general ledger and check book have not been produced by Jennings and he has failed to produce an accounting of the missing financial records. The Company is currently investigating Jennings actions while President to determine if any additional actions are necessary.

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

Date: December 9, 2002

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

Date December 9, 2002
FINITY HOLDINGS, INC.


                             By:    /s/ John A. Courter
                                --------------------------
                                John A. Courter, President

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

INDEX TO EXHIBITS

Exhibit
Number                          Description                         Located At
--------------------------------------------------------------------------------
99.1 Certification of CEO and CFO under Section 906 of the Sarbanes-Oxley Act of 2002 Filed herewith