Form 10KSB
period 2002-12-31
FINITY HOLDINGS INC
filed 2003-06-30
CIK 1051985

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2002
                               -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to ____________

                        Commission file number 000-30556
                                               ---------

                              FINITY HOLDINGS, INC.
                              ---------------------
                 (Name of small business issuer in its charter)

             DELAWARE                                         11-3210792
             --------                                         ----------
  (State or other jurisdiction of                            (IRS Employer
  incorporation or organization)                          Identification No.)

                      5155 Financial Way, Mason, Ohio 45040
                      -------------------------------------
               (Address of principal executive offices) (Zip Code)

Issuer's telephone number (513) 229-6663
                          --------------

Securities registered under Section 12(b) of the Exchange Act:

     Title of each class          Name of each exchange on which registered
     -------------------          -----------------------------------------
            None                                     N/A
            ----                                     ---

Securities registered under Section 12(g) of the Exchange Act:

                           Common Shares, No par value
                           ---------------------------
                                (Title of class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [X]  No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the year ended December 31, 2001 were $-0-.

The number of shares outstanding of the issuer's common stock as of January 1, 2003, was 50,511,512 shares. The aggregate market value of the common stock (3,491,500 shares) held by non-affiliates, based on the average of the bid and asked prices ($.01) of the common stock as of December 31, 2002 was $34,915.00.

Transitional Small Business Disclosure Format (check one):    Yes [ ]  No [X]

ITEM 1. DESCRIPTION OF BUSINESS

We were organized on February 5, 1993 and are currently known as Finity Holdings. We formerly operated through two wholly-owned subsidiaries, Finity Corporation, a Texas corporation ("Finity"), and Fi-Scrip, Incorporated, a Nevada corporation ("Fi-Scrip"). We sold all of our stock in Finity and Fi-Scrip effective June 5, 2001. Finity and Fi-Scrip performed the following services:
(i) credit and debit card services; (ii) document management and distribution services; and (iii) processing services for Automatic Teller Machines ("ATMs") transactions, debit terminal transactions and Electronic Benefits Transfer systems ("EBT") transactions. These services provided a link between consumers, merchants and financial institutions by capturing the initial transaction at the point of sale, giving the merchant credit for that transaction, posting the transaction to the financial institution's accounts receivable and general ledger and placing the transaction on the customer's statement. The sale of these two subsidiaries leaves us without any business and virtually no assets.

We are a shell corporation, and we are seeking an acquisition candidate once contingent liability issues with two former directors are resolved.

ITEM 2. DESCRIPTIONS OF PROPERTIES

We operate no plants or physical locations other than a single administrative office. The address is 5155 Financial Way, Mason, Ohio 45040.

ITEM 3. LEGAL PROCEEDINGS

Finity Holdings, Inc. v. Gary K. Jennings, Case No. G/C 795939, California Superior Court San Diego County.

We filed a suit against our former President and Director, Gary K. Jennings, on September 12, 2002 for conversion, violation of California Corporation Code
Section 1602, breach of fiduciary duty, tortuous interference with economic relationships, unjust enrichment and an accounting in connection with his performance and removal as an officer and director. Jennings refused to turn over our books and records and refused to cease holding himself out as a representative and taking action on our behalf after his removal. We sought and obtained a temporary restraining order and order to show cause why a preliminary injunction should not issue. Our general ledger and check book have not been produced by Jennings and he has failed to produce an accounting of the missing financial records. In addition, we have alleged Jennings unlawfully paid himself in excess of $65,000 and may have issued himself unauthorized stock. The parties are currently in discovery and trial has been tentatively set for August 22, 2003.

Finity Holdings, Inc. and Gary Jennings, U.S. Department of Labor, Case No. 1085125.

Gary Jennings filed a complaint against us on or about December 27, 2002 alleging he was terminated for being a whistleblower in violation of Section 1107 of the Sarbanes-Oxley, Corporate and Fraud Accountability Act of 2002, 18 U.S.C. Section 1514A (the "Act"). The Department of Labor's investigation is continuing. We have denied all allegations and maintain that Jennings is not an employee within the meaning of the Act and that Jennings was terminated for cause.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock

Our common stock is listed for trading on the OTC BB maintained by the National Association of Securities Dealers under the symbol "FNTYE." Our common stock has a very limited trading history and has only been quoted on the OTCB since July 28, 1997.

As of January 1, 2003, our authorized capital stock consisted of 100,000,000 shares of Common Stock, and 5,000,000 shares of Preferred Stock. We have 50,511,512 issued and outstanding shares of common stock and no shares of preferred stock. As of December 31, 2002, we had approximately 85 shareholders of record.

                        Fiscal Year Ended        Fiscal Year Ended
                               2001                     2002
                        High         Low          High        Low
First Quarter           0.06         0.03         .07         .01
Second Quarter          0.07         0.02         .06         .01
Third Quarter           0.09         0.02         .01         .01
Fourth Quarter          0.09         0.01         .01         .01


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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We ceased operations on June 5, 2001 and have focused on paying our debts and resolving legal issues. Our recent operating history offers no guidance with respect to our financial performance in the future.

Because we have no operations, we do not expect to have any revenues in the next twelve months. Nor do we expect to have significant operating expenses in the next twelve months, except for legal and accounting expenses.

We have settled all other liabilities.

We have total liabilities of less than $0.00 (as of December 31, 2002) and current assets of approximately $4,248.00, (as of December 31, 2002).

There are uncertainties that may have a material impact upon our liquidity. Specifically, Douglas R. Baetz and Glenn M. Gallant, our former directors, have stated through counsel that they will seek indemnity and reimbursement of legal expenses from us in connection with pending securities litigation which we have settled. If they obtain any significant indemnity award Finity Holdings will become insolvent.

The Company, if solvent, intends to seek new merger partners after the indemnification issue has been resolved.

ITEM 7. FINANCIAL STATEMENTS

Included in this report are our audited financial statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information Concerning Directors and Executive Officers

The following table sets forth certain information concerning our sole director and executive officer.

NAME                                POSITION                            AGE
----                                --------                            ---

John Courter                        Interim President                   56

Vice President of CNG Financial Corporation.

Section 16 Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act of 1934 requires the Company's directors, executive officers and beneficial holders of more than 10% of the Company's Common Stock to file with the Commission initial reports of ownership and reports of changes in ownership and reports of changes in ownership of such equity securities of the Company. Based solely upon a review of such forms, or on written representations from certain reporting persons that no other reports were required for such persons, the Company believes that all reports required pursuant to Section 16(a) with respect to its executive officers, directors and 10% beneficial stockholders for the fiscal year ended December 31, 2001 were timely filed.

ITEM 10.  EXECUTIVE COMPENSATION

The following table presents compensation paid to each person who served as chief executive officer of the Company during the last two fiscal years. Neither the chief executive officer nor any other officer of the Company earned in excess of $60,000 during the last two fiscal years. Mr. Courter, who has served as chief executive officer since August 28, 2002, receives no compensation from the Company.


                                  Annual Compensation                         Long-Term Compensation
                      ========================================== =============================================

                                                                            Awards                       Payouts
-------------------------------------------------------------------------------------------------------------------------------
Name and Principal    Year    Salary        Bonus     Other      Restricted    Securities       LTIP Payouts  All Other
Position (1)                                          Annual     Stock Awards  Underlying                     Compensation
                                                      Comp.                    Options/SARs
--------------------- ------- ------------- --------- ---------- ------------- ---------------- ------------- -----------------
Gary Jennings         2001    $40,000 (2)
--------------------- ------- ------------- --------- ---------- ------------- ---------------- ------------- -----------------
Gary Jennings         2002    $40,000 (2)
--------------------- ------- ------------- --------- ---------- ------------- ---------------- ------------- -----------------
John Courter          2002    $0.00
--------------------- ------- ------------- --------- ---------- ------------- ---------------- ------------- -----------------

-------------------------------------------------------------------------------------------------------------------------------

(1) Chairman and Interim President.
(2) Includes $25,000 which we have alleged Mr. Jennings caused to be paid without proper authorization in 2001 and $40,000 which we have alleged Mr. Jennings caused to be paid without proper authorization in 2002.

Stock Option Grants in Last Fiscal Year

None.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Company had 50,511,512 shares of Common Stock issued and outstanding. The following table reflects, as of January, 2003, the beneficial Common Stock ownership of: (a) each former director of the Company, (b) each current named executive officer, (c) each person known by the Company to be a beneficial owner of five percent (5%) or more of its Common Stock and (d) all executive officers and directors of the Company as a group:

-------------------------------------------------------------------------------------------------------
Name and Address of Beneficial     Amount and Nature of Beneficial        Percent
Owner                              Ownership
-------------------------------------------------------------------------------------------------------
CNG Financial Corporation          34,000,000                             67.3%
5155 Financial Way
Mason, OH  45040

-------------------------------------------------------------------------------------------------------
Glenn M. Gallant                   5,300,000                              10.5%
3020 N.W. 33rd Avenue
Fort Lauderdale, FL  33311

-------------------------------------------------------------------------------------------------------
Douglas R. Baetz                   5,300,000                              10.5%
3020 N.W. 33rd Avenue
Fort Lauderdale, FL  33311
-------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

A.       Exhibits - See Index to Exhibits following Certifications.

B. Reports on Form 8-K - There were no reports filed on Form 8-k for the three months ended December 31, 2002.

ITEM 14. CONTROLS AND PROCEDURES.

Since the Company has no operations and virtually no assets, it has no disclosure controls and procedures.

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the registrant's Form 10-KSB was $4,850 and $2,200 for the years ended December 31, 2001 and December 31, 2002, respectively.

Audit-Related Fees

None

Tax Fees

None

All Other Fees

None

We do not have an audit committee nor do we have any pre-approval policies and procedures with respect to fees for audit or non-audit services.


                                   SIGNATURES


In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               FINITY HOLDINGS, INC.


Date:   June 24, 2003                  By: /s/ John A. Courter
                                           -------------------
                                                  John A. Courter
                                                  President




In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ John A. Courter                                 Date: June 24, 2003
---------------------------------
John A. Courter
  President and sole Director

                                 CERTIFICATIONS*

         I, John A. Courter, certify that:

1. I have reviewed this annual report on Form 10-KSB of Finity Holdings, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

*4. The registrant's other certifying officers and I are responsible for establishing an maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

*5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

*6. The registrant's other certifying officers and I have indicated in this annual report whether there are significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  June 24, 2003

FINITY HOLDINGS, INC.



                               By:          /s/ John A. Courter
                                  ---------------------------------------------
                                        John A. Courter, President


* The registrant has ceased operations. John A. Courter is the only certifying officer because the registrant has no other officers or employees. Although Form 10-KSB requires that the certifications set forth above in paragraphs 4, 5 and 6 must be made (i) the registrant has no disclosure controls and procedures, (ii) no evaluation of the registrant's disclosure controls and procedures has been made, (iii) the registrant has no audit committee and John A. Courter is the sole director of the registrant, and (iv) the registrant has no internal controls and procedures.

                                  EXHIBIT LIST


     Exhibit No.  Description

        3.1 Certificate of Incorporation, filed as part of Amendment No. 1 to Form 10-SB filed with the Commission as of June 18, 1998.

        3.2 Bylaws, filed as part of Amendment No. 1 to Form 10-SB filed with the Commission as of June 18, 1998.

       99.1 Certification of CEO and CFO under Section 906 of the Sarbanes-Oxley Act of 2002 , filed herewith.

                          Independent Auditor's Report

To the Board of Directors
     Finity Holdings, Inc.
     Mason, Ohio

We have audited the accompanying balance sheet of Finity Holdings, Inc. as of December 31, 2002, and the related statement of operations, stockholders' equity, and cash flows for each of the years ended December 31, 2002 and 2001. These financial statements are the responsibility of Finity's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform each audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test, basis, evidence supporting the amount sand disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Finity Holdings, Inc. as of December 31, 2002, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.


Malone & Bailey, PLLC
www.malone-bailey.com
Houston, Texas


May 28, 2003

                              FINITY HOLDINGS, INC.
                                  BALANCE SHEET
                                DECEMBER 31, 2002



Current Assets
     Cash                                                           $     4,428

         Total Assets                                               $     4,428



Current liabilities
     Accounts payable
                                                                    $       600

Stockholders' Equity
     Common stock, $.001 par value, 100,000,000 shares
     authorized, 50,828,073 shares issued and outstanding                50,828
     Paid in capital                                                  8,436,002
     Retained deficit                                                (8,483,182)


         Total Stockholders' Equity                                       3,648

         Total Liabilities and Stockholders' Equity                 $     4,248











     See summary of accounting policies and notes to financial statements.

                              FINITY HOLDINGS, INC.
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                                                2002                 2001
                                                                                ----                 ----

Revenues                                                                                        $    975,225
Cost of operations                                                         $     96,819            2,617,872
Write off intangible asset                                                                            90,000
                                                                           ------------         ------------

         Net loss from operations                                               (96,819)          (1,732,647)

Other income and (expense)
     Refund of prior year insurance premium                                                           45,200
     Interest income                                                              5,587                7,050
     Interest expense                                                                                (68,789)
                                                                           ------------         ------------

         Net loss before income taxes                                           (91,232)          (1,749,186)

Income taxes                                                                                          47,461
                                                                           ------------         ------------

Net loss before gain on sale of operating subsidiaries and
extraordinary item                                                              (91,232)          (1,796,647)

Gain on disposition of operating subsidiaries                                                      1,105,659
                                                                           ------------         ------------

Net loss before extraordinary item                                              (91,232)            (690,988)

Extraordinary item from gain on payables settlements                                                 120,650
                                                                           ------------         ------------

         Net loss                                                          $    (91,232)        $   (570,338)

Net basic and fully diluted loss per share:                                $      (.001)        $       (.01)

Weighted average shares outstanding:                                         50,828,073           50,669,793








     See summary of accounting policies and notes to financial statements.

                              FINITY HOLDINGS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                  COMMON STOCK                    PAID IN           RETAINED
                                           SHARES              AMOUNT             CAPITAL           (DEFICIT)             TOTALS
                                           ------              ------             -------           ---------             ------
Balances,
     December 31 2000                    50,511,512              50,512           8,379,096         (7,821,612)            607,996

Shares repurchased and cancelled
     from a vendor                       (1,000,000)             (1,000)                                                    (1,000)

Assumption of debt by major
     shareholder                                                                     31,891                                 31,891

Issuance of common stock
     - for debt                             300,000                 300               5,700                                  6,000
     - for lawsuit settlement             1,016,561               1,016              19,315                                 20,331

Net Loss                                                                                              (570,338)           (570,338)
                                        -----------         -----------         -----------        -----------         -----------
Balances,
     December 31, 2001                   50,828,073         $    50,828         $ 8,436,002         (8,391,950)             94,880

Net Loss                                                                                               (91,232)            (91,232)
                                        -----------         -----------         -----------        -----------         -----------
Balances,
     December 31, 2002                   50,828,073         $    50,828         $ 8,436,002        $(8,483,182)        $     3,648





     See summary of accounting policies and notes to financial statements.

                              FINITY HOLDINGS, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                                     2002                2001
                                                                                     ----                ----

Cash Flows from Operating Activities
     Net loss                                                                    $   (91,232)        $  (570,338)
     Adjustments to reconcile net loss to net cash provided by operations
     Depreciation                                                                                        140,181
     Write off intangible asset                                                                           90,000
     Deferred income tax expense                                                                          47,461
     Stock issued for lawsuit settlement                                                                  20,331
     Extraordinary gain on payables settlements                                                         (120,650)
     Gain on sale of Finity Corp. & Fi-Scrip                                                          (1,105,659)
Net change in:
     Accounts receivable                                                              45,200           1,661,395
     Other current assets                                                                                121,495
     Accounts payable                                                                 (9,400)            (547,87)
     Accrued expenses                                                                                   (183,823)
                                                                                 -----------         -----------
         Net cash used in operating activities                                       (55,432)           (447,484)
                                                                                 -----------         -----------

Cash Flows from Investing Activities
     Proceeds from sale of Finity Corp. & Fi-Scrip                                                       200,000
     Transfers to (from) restricted cash                                                                 200,000
     Purchase of property and equipment                                                                  (77,941)
     Sale of subsidiaries, net of cash sold                                                              (85,747)
                                                                                                     -----------
         Net cash provided by investing activities                                                       536,688
                                                                                                     -----------

Cash Flows From Financing Activities
     Payments on related party notes payable                                                            (850,000)
     Payments on installment debt                                                                         (6,093)
                                                                                                     -----------
         Net cash used in financing activities                                                          (856,093)
                                                                                                     -----------

Net Decrease in Cash                                                                 (55,432)         (1,840,265)
Cash Balances
     - at Beginning of Year                                                           59,680           1,899,945
                                                                                 -----------         -----------
     - at End of Year                                                            $     4,248         $    59,680
                                                                                 -----------         -----------
Supplemental Cash Flow Disclosures
   Interest paid                                                                 $         0         $    15,886

     See summary of accounting policies and notes to financial statements.

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

All results of operations during 2001 through the date of this sale are consolidated and include the results of operations of both Finity Corp. and Fi-Scrip.

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


NOTE 3 - INCOME TAXES

Income taxes are not due since Finity has had losses in recent years. Finity has deductible net operating losses of about $7,200,000 as of December 31, 2002, expiring in the years 2014 through 2021. The tax effects of temporary differences that gave rise to deferred tax assets and liabilities as of December 31, 2002 are:


         Deferred tax assets                             $ 2,541,000
         Valuation allowance                              (2,541,000)
                                                         -----------

         Net deferred tax asset                          $         0
                                                         ===========


NOTE 4 - STOCK OPTIONS AND WARRANTS

Finity's Stock Option Plan provides for the grants of non-qualified options to its senior management. The plan is administered by the Board of Directors, who have substantial discretion to determine which persons, amounts, time, price, exercise terms, and restrictions, if any.

Finity uses the intrinsic value method of calculating compensation expense for employees, as described and recommended by APB Opinion 25, and allowed by FASB Statement 123. During 2002 and 2001, no compensation expense was recognized for the issuance of options and warrants, because no options were granted in either year.

Summary information regarding options and warrants is as follows:

                                                        Weighted
                                                         average
                                           Options   Share Price
                                           -------   -----------
Outstanding at December 31, 2000         1,116,666         $ .33
Year ended December 31, 2001:
         Forfeited                        (716,666)
                                       -----------         -----
Outstanding at December 31, 2001           400,000          1.31

Year ended December 31, 2002:          no activity
                                       -----------         -----
Outstanding at December 31, 2002           400,000         $1.31
                                       ===========         =====

Options outstanding and exercisable as of December 31, 2002:

                                  - - Outstanding - -                             Exercisable
                                               Number         Remaining                Number
          Exercise Price                    of Shares              life             of Shares
                                            ---------         ---------           -----------
                     .23                      100,000         2.5 years               100,000
                     .27                      200,000         1.5 years               200,000
                    2.28                      100,000          .5 years               100,000
                                             --------                                 -------
                                              400,000                                 400,000
                                             ========                                 =======