Form 10QSB
period 2003-03-31
FINITY HOLDINGS INC
filed 2003-06-30
CIK 1051985

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

        [X] Quarterly Report under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the quarterly period ended March 31, 2003
       ------------------------------------------------------------------

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


           513-229-6663 (Phone)                    513-229-6744 (FAX)
       ---------------------------------------------------------------
                            Issuer's Telephone Number


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

The Registrant has 100,000,000 Common Stock, authorized, 50,524,500 shares of common stock issued and outstanding, par value $0.001 per share and 5,000,000 Preferred Stock authorized, par value $0.001 per share as of March 31, 2003.

Traditional Small Business Disclosure Format (check one):

Yes [X]     No [ ]

                          PART I. FINANCIAL INFORMATION


                   ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS


                              FINITY HOLDINGS, INC.
                                  BALANCE SHEET
                                 March 31, 2003


Current Assets
  Cash                                                     $     3,649
                                                           ===========




Stockholders' Equity
  Common stock, $.001 par value, 100,000,000 shares
    authorized, 50,828,073 shares issued and outstanding        50,828
  Paid in capital                                            8,436,002
  Retained deficit                                          (8,483,181)
                                                           -----------
     Total Stockholders' Equity                            $     3,649
                                                           ===========

                              FINITY HOLDINGS, INC.
                            STATEMENTS OF OPERATIONS
                              For the Three Months
                          Ended March 31, 2003 and 2002

                                  Three Months
                                Ended March 31

                                      2003            2002
                                 ------------    ------------
Revenues
Cost of operations               $       (599)        (36,321)
                                 ------------    ------------
Net loss from operations                 (599)        (36,321)

Other income and expense
  Interest income
  Interest expense
  Other income                                              0
                                 ------------    ------------
Net loss before tax                      (599)        (36,321)

Income tax expense

Net income (loss) before
  extraordinary item                     (599)        (36,321)

Extraordinary gain on sale
  of subsidiaries, net
  of tax
                                 ------------    ------------
  Net income (loss)              $       (599)   $    (36,321)
                                 ============    ============
Net basic and diluted loss
  per share before
  extraordinary item:            $       (.00)   $      (.002)

Net basic and diluted earnings
  (loss) per share after
  extraordinary item:            $       (.00)   $      (.002)

Weighted average shares
  outstanding:                     50,828,073      50,828,073

                              FINITY HOLDINGS, INC.
                            STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2003 and 2002

                                                     2003       2002
                                                  --------    --------
Cash Flows From Operating Activities
  Net loss                                        $   (599)   $(36,321)
  Adjustments to reconcile net loss to
    net cash provided by operations
      Deferred income tax expense
      Depreciation
      Gain on sale of subsidiaries
      Loss on writedown of investment
  Net change in:
    Accounts receivable
    Other current assets
    Accounts payable and accrued expenses                       (9,000)
                                                  --------    --------
    Net cash used by operating activities             (599)    (45,321)
                                                  --------    --------
Cash Flows From Investing Activities Transfers from restricted cash Purchase of property and equipment Sale of subsidiaries

                                                              --------
    Net cash used by investing activities                            0
                                                              --------
Cash Flows From Financing Activities
  Payments on line of credit                                         0
                                                  --------    --------
Net change in cash                                    (599)    (45,321)

Cash Balances
     - at beginning of period                        4,248      59,680
                                                  --------    --------
     - at end of period                           $  3,649    $ 14,359
                                                  ========    ========

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


ITEM 2.     LEGAL PROCEEDINGS

Finity Holdings, Inc. v. Gary K. Jennings, Case No. G/C 795939, California Superior Court, San Diego County.

The Company was forced to file suit against its former President and Director, Gary K. Jennings, on September 12, 2002 for Conversion, Violation of California Corporation Code ss.1602, breach of fiduciary duty, tortuous interference with economic relationships, unjust enrichment and an accounting in connection with his performance and removal as an officer and director. Jennings refused to turn over Company books and records and refused to cease holding himself out as a representative and taking action on behalf of the Company after his removal. The Company sought and obtained a Temporary Restraining Order and Order to Show Cause Why a Preliminary Injunction Should Not Issue. The Company general ledger and check book have not been produced by Jennings and he has failed to produce an accounting of the missing financial records. In addition, the Company alleges Jennings unlawfully paid himself in excess of $65,000 and may have issued himself unauthorized stock. The parties are currently in discovery and trial has been tentatively set for August 22, 2003.



Finity Holdings, Inc. and Gary Jennings, U.S. Department of Labor, Case. No. 1085125

Gary Jennings filed a complaint against the Company on or about December 27, 2002 alleging he was terminated for being a whistleblower in violation of
Section 1107 of the Sarbanes-Oxley, Corporate and Fraud Accountability act of 2002, 18 U.S.C. sec. 1514A. The Department of Labor has not yet completed its investigation. The Company denies all allegations and maintains that Jennings is not an employee within the meaning of the Act and maintains that Jennings was terminated for cause.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K

(a)  Exhibits - See Index to Exhibits following Certifications.

(b) Reports on Form 8-K - There were no reports filed on Form 8-K for the three months ended December 31, 2002.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned.
Date:  June 27, 2003

                                    FINITY HOLDINGS, INC.

                                     /S/ JOHN A. COURTER
                      ---------------------------------------------
                      By:  John A. Courter
                      President and Principal Financial and Accounting Officer


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

Date June 27, 2003 FINITY HOLDINGS, INC.
                                               By: /s/ John A. Courter
                                                   ---------------------
                                                   John A. Courter, President

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


INDEX TO EXHIBITS

Exhibit
Number                        Description                         Located at
-------------------------------------------------------------------------------
99.1 Certification of CEO and CFO under Section 906 of the Sarbanes-Oxley Act of 2002Filed herewith