Form 10QSB
period 2003-06-30
FINITY HOLDINGS INC
filed 2003-10-02
CIK 1051985

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

        [X] Quarterly Report under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the quarterly period ended June 30, 2003
       ------------------------------------------------------------------

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

Yes [ ]     No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 100,000,000 Common Stock, authorized, 50,823,073 shares of common stock issued and outstanding, par value $0.001 per share as of June 30, 2003.

Traditional Small Business Disclosure Format (check one):

Yes [X]     No [ ]

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS


                              FINITY HOLDINGS, INC.
                                  BALANCE SHEET
                                  June 30, 2003




Current Assets
  Cash                                                          $       247
                                                                ===========



Stockholders' Equity
  Common stock, $.001 par value, 100,000,000 shares
    authorized, 50,828,073 shares issued and outstanding             50,828
  Paid in capital                                                 8,436,002
  Retained deficit                                               (8,486,583)
                                                                -----------
     Total Stockholders' Equity                                 $       247
                                                                ===========

                              FINITY HOLDINGS, INC.
                            STATEMENTS OF OPERATIONS
                           Three Months and Six Months
                          Ended June 30, 2003 and 2002

                                            Three Months                          Six Months
                                           Ended June 30,                        Ended June 30,
                                      2003               2002                2003                2002
                                  -----------         -----------         -----------         -----------
Revenues
Cost of operations                $    (3,402)        $   (38,250)        $    (4,001)        $   (83,571)
                                  -----------         -----------         -----------         -----------
  Net loss from operations             (3,402)            (38,250)             (4,001)            (83,571)

Other income and expense
  Other income                                              5,587                                   5,587
                                  -----------         -----------         -----------         -----------
  Net loss                        $    (3,402)        $   (32,663)        $    (4,001)        $   (77,984)
                                  ===========         ===========         ===========         ===========

Net basic and diluted loss
  per share                       $      (.00)        $      (.00)        $      (.00)        $      (.00)

Weighted average shares
  outstanding:                     50,828,073          50,828,073          50,828,073          50,828,073


                              FINITY HOLDINGS, INC.
                            STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 2003 and 2002


                                                   2003             2002
                                                 --------         --------
Cash Flows From Operating Activities
  Net loss                                       $ (4,001)        $(77,984)
  Adjustments to reconcile net loss to
    net cash used in operations
  Net change in:
    Other current assets                                            45,200
    Accounts payable and accrued expenses          (4,001)         (10,000)
                                                 --------         --------
    Net cash used in operating activities          (4,001)         (42,784)
                                                 --------         --------
Net change in cash                                 (4,001)         (42,784)
Cash Balances
     - at beginning of period                       4,248           59,680
                                                 --------         --------
     - at end of period                          $    247         $ 16,896
                                                 ========         ========


                              FINITY HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Finity Holdings, Inc. ("Finity"), a Delaware corporation have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Finity's latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, 2002, as reported in Form 10-KSB, have been omitted.


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

There are significant uncertainties that may have a material and or catastrophic impact upon our liquidity or ability to operate. Specifically, Messrs. Baetz and Gallant have sought indemnity from us in connection with their potential liability in the matter discussed in Item 2 below. If they win any significant indemnity claim, we would become insolvent. If we become insolvent, we would likely be forced to dissolve and cease our remaining operations.

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

Finity Holdings, Inc. and Gary Jennings, U.S. Department of Labor, Case No. 1085125
Gary Jennings filed a discrimination complaint against the company on January 3, 2003 alleging he was wrongfully terminated as a "whistle blower" in violation of
Section 1107 of the Sarbanes-Oxley, Corporate and Criminal Fraud Accountability Act of 2002. The company denies these allegations and maintains that Jennings was legally terminated for a conflict of interest arising out of other unrelated matters to this litigation. The U.S. Department of Labor is investigating Jennings' claims and has not yet released its findings.

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

Date:  September 23, 2003

                              FINITY HOLDINGS, INC.

                               /S/ JOHN A. COURTER
                       ----------------------------------
                             By: John A. Courter
            President and Principal Financial and Accounting Officer

INDEX TO EXHIBITS

Exhibit
Number                          Description                         Located at
-------------------------------------------------------------------------------

31.1  302 Certification of Chief Executive Officer

32    Certification of CEO and CFO under Section 906 of the       Filed herewith
      Sarbanes-Oxley Act of 2002