Form 10QSB
period 2004-09-30
FINITY HOLDINGS INC
filed 2005-08-05
CIK 1051985

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

        [X] Quarterly Report under Section 13 or 15(d) of the
                                    Securities
                              Exchange Act of 1934

                  For the quarterly period ended September 30, 2004
       ----------------------------------------------------------------

     [ ] Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from ________ to _________
    ----------------------------------------------------------------

                        Commission File Number: 000-28445
       ---------------------------------------------------------------


                              Finity Holdings, Inc.
           -----------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                   Delaware                                 11-3210792
       -----------------------------                     --------------
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


                     513-229-6663 (Phone) 513-229-6744 (FAX)
       ----------------------------------------------------------------
                            Issuer's Telephone Number


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

Yes [ ]     No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 100,000,000 Common Stock, authorized, 50,823,073 shares of common stock issued and outstanding, par value $0.001 per share as of September 30, 2004.

Traditional Small Business Disclosure Format (check one):

Yes [X]     No [ ]

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

Finity Holdings, Inc.
BALANCE SHEET
September 30, 2004
(unaudited)


    ASSETS

Current Assets
  Cash                                        $      182
                                              ==========

    LIABILITIES AND STOCKHOLDERS' DEFICIT

Loans from stockholders                       $  259,602
                                              ----------
Commitments                                            -

Stockholders' Deficit
  Common stock, $.001 par value,
  100,000,000 shares authorized,
  50,878,073 shares issued and outstanding        50,878
  Additional paid in capital                   8,462,302
  Retained deficit                            (8,772,600)
                                              ----------
          Total stockholders' deficit           (259,420)
                                              ----------
          Total Liabilities and
          Stockholders' Deficit               $      182
                                              ==========





Finity Holdings, Inc.
STATEMENTS OF EXPENSES
Three and Nine Months Ended September 30, 2004 and 2003
(unaudited)


                                   Three Months           Nine Months
                                       Ended                 Ended
                                   September 30,          September 30,
                                 2004       2003        2004       2003
                               ---------  --------    ----------  --------
General and administrative     $  13,016  $ 104,140   $  46,569   $
129,087
                               ---------  --------    ----------  --------
Loss from operations              13,016    104,140      46,569
129,087


Interest expense                   5,109      6,247      14,485
6,247
                               ---------  --------    ----------  --------

NET LOSS                       $ (18,185) $(110,387)  $  (61,054)
$(135,334)
                                =========  ========    ==========
========

Basic and diluted
  net loss per share          $    (0.00) $   (0.00)  $    (0.00) $
(0.00)

Weighted average
  shares outstanding          50,878,073  50,878,073   50,878,073
50,878,073


Finity Holdings, Inc.
STATEMENTS OF CASH FLOWS
For The Nine Months Ended September 30, 2004 and 2003
(unaudited)


                                             2004          2003
                                         -----------   -----------
Cash Flows From Operating Activities
  Net loss                              $   (61,054)   $  (135,334)
  Adjustments to reconcile net loss
  to net cash used in operating
  activities:
       Imputed interest                      14,485          6,247
    Changes in:
       Accounts payable                           -           (600)
                                         ------------   -----------
  Net Cash Used In Operating Activities     (46,569)      (129,687)
                                        ------------   -----------

Cash Flow From Financing Activities
     Proceeds from related party             46,509        125,666
                                         ------------   -----------
   Net change in cash                           (60)        (4,021)

Cash at beginning of period                     242          4,248
                                         ------------   -----------
Cash at end of period                    $      182     $      227
                                          ===========   ===========
Supplemental disclosure:
     Income taxes paid                   $        -     $        -
     Interest paid                                -              -





Finity Holdings, Inc.
NOTES TO FINANCIAL STATEMENTS
(unaudited)


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

The accompanying unaudited interim financial statements of Finity Holdings, Inc., a Delaware corporation ("Finity"), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Finity's latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent year, 2004, as reported in Form 10-KSB, have been omitted.


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

Our recent operating history offers little or no guidance with respect to our financial performance in the future. Because we have no significant operations, we do not expect to have any revenues in the next twelve months. Nor do we expect to have significant operating expenses in the next twelve months except for the Jennings litigation and other legal matters, marketing ads in the Wall Street Journal and general accounting matters.

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

Finity Holdings, Inc. v. Gary K. Jennings, Case No. G/C 795939, California Superior Court, San Diego.

On September 30, 2003 Jennings filed an amended Cross-Complaint against the Company alleging wrongful termination, breach of contract and breach of the covenant of good faith and fair dealing. In response, the Company filed a motion to delay the proceedings until the Department of Labor issued its ruling in the case Finity Holdings, Inc. and Gary Jennings, U.S. Department of Labor, Case No. 1085125 and a notice of demurrer as to Jennings' Cross-Complaint against the Company.

On December 12, 2003 Jennings filed a statement of non-opposition to the demurrer and the motion to stay. The court granted the Company's motion to stay and sustained the Company's demurrers with leave for Jennings to amend his Cross-Complaint. Jennings filed an amended cross-complaint against the Company on February 6, 2004 re-alleging claims for wrongful termination and breach of contract.

On or about May 14, 2004 The Company filed a motion to compel discovery, to have certain matters deemed admitted and a request for sanctions. The Court granted the Company's motion on June 17, 2004. The Company's Second Requests for Admission to Jennings were deemed admitted and Jennings was ordered to pay sanctions in the amount of $1,400.00. A trial date was set for October 8, 2004.

As a result of these court rulings the parties entered into serious settlement negotiations. The parties settled this action on July 27, 2004. The specific terms of the settlement are confidential.

Finity Holdings, Inc. and Gary Jennings, U.S. Department of Labor, Case No.1085125. On May 27, 2004 the Department of Labor completed its investigation and rendered its decision. Jennings' complaints were found to be without merit and his Complaint was dismissed. Jennings never appealed the decision.

At this time there is no pending or active litigation.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K

(a)  EXHIBITS

Exhibit 99.1. Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2. Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b) Reports on Form 8-K - There were no reports filed on Form 8-K for the three months ended September 30, 2004.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned.

Date:  July 30, 2005

                              FINITY HOLDINGS, INC.

                               /S/ JOHN A. COURTER
                       ----------------------------------
                             By: John A. Courter
            President and Principal Financial and Accounting Officer




INDEX TO EXHIBITS

Exhibit
Number                          Description
Located at
-----------------------------------------------------------------------

Exhibit 99.1. Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2. Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



CERTIFICATION

I, John Courter, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Finity
Holdings, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 30, 2005

By /s/ John Courter
____________________________
John Courter
President & CEO

CERTIFICATION

I, John Courter, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Finity
Holdings, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 30, 2005

By: /s/ John Courter
____________________________
John Courter
Chief Financial Officer

=========================================================================

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Finity Holdings, Inc. (the "Company") on Form 10-Q for the period ended November 30, 2004, as filed with the Securities Exchange Commission on date hereof (the "Report"), I, John Courter, the Chief Executive Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: July 30, 2005

By /s/ John Courter
____________________________
John Courter
President & CEO

=========================================================================

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Finity Holdings, Inc. (the "Company") on Form 10-Q for the period ended November 30, 2004, as filed with the Securities Exchange Commission on date hereof (the "Report"), I, John Courter, the Chief Financial Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: July 30, 2005

By: /s/ John Courter
____________________________
John Courter
Chief Financial Officer