Form 10QSB
period 2005-03-31
FINITY HOLDINGS INC
filed 2005-08-12
CIK 1051985

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

        [X] Quarterly Report under Section 13 or 15(d) of the
                                    Securities
                              Exchange Act of 1934

                  For the quarterly period ended March 31, 2005
       ----------------------------------------------------------------

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

Yes [ ]     No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 100,000,000 Common Stock, authorized, 50,823,073 shares of common stock issued and outstanding, par value $0.001 per share as of March 31, 2005.

Traditional Small Business Disclosure Format (check one):

Yes [X]     No [ ]

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

FINITY HOLDINGS, INC.
BALANCE SHEET
March 31, 2005
(unaudited)


ASSETS
   Cash                                          $    122
                                                 =========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
   Loans from stockholders                       $ 261,760
                                                 ---------

Commitments and Contingencies                            -


Stockholders' Deficit
  Common stock, $.001 par value, 100,000,000
  Shares authorized, 50,878,073 shares issued
  and outstanding                                   50,878
  Additional paid in capital                     8,472,718
  Retained deficit                              (8,785,234)
                                                ----------
    Total stockholders' deficit                   (261,638)
                                                ----------
    Total Liabilities and Stockholders' Deficit $      122
                                                ==========



FINITY HOLDINGS, INC.
STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2005 and 2004
(unaudited)



                                                2005         2004
                                             -----------  ----------

General and administrative expenses          $       111  $   25,166
                                             -----------  ----------
Other expense
   Interest expense                                5,163       4,543
                                             -----------  ----------
      NET LOSS                               $   ( 5,274) $ ( 29,709)
                                             ===========  ==========

Basic and diluted net loss per share         $      (.00) $     (.00)
Weighted average shares outstanding           50,878,073  50,878,073


FINITY HOLDINGS, INC.
STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2005 and 2004
(unaudited)



                                                2005         2004
                                             -----------  ----------
Cash Flows From Operating Activities
  Net loss                                   $    (5,274) $  (29,709)
  Adjustments to reconcile net loss
  to net cash used in operating
  activities:
  Imputed interest - related party                 5,163       4,543
                                             -----------  ----------
  Net Cash Used In Operating Activities            (111)     (25,166)
                                             -----------  ----------

Cash Flow From Financing Activities
 proceeds from related party                          51      25,106
                                             -----------  ----------
Net change in cash                                   (60)        (60)
Cash at beginning of year                            182         242
                                             -----------  ----------
Cash at end of period                        $       122  $      182
                                             ===========  ==========


FINITY HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Finity Holdings, Inc. ("Finity") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Blackhawk's Annual Report filed with the SEC on Form 10-KSB.
In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2004 as reported in the 10-KSB have been omitted.


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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K

(a)  EXHIBITS

Exhibit 99.1. Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2. Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b) Reports on Form 8-K - There were no reports filed on Form 8-K for the three months ended March 31, 2005.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned.

Date:  August 9, 2005

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

Date: August 9, 2005

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

Date: August 9, 2005

By: /s/ John Courter
____________________________
John Courter
Chief Financial Officer

=========================================================================

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Finity Holdings, Inc. (the "Company") on Form 10-Q, as filed with the Securities Exchange Commission on date hereof (the "Report"), I, John Courter, the Chief Executive Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 9, 2005

By /s/ John Courter
____________________________
John Courter
President & CEO

=========================================================================

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Finity Holdings, Inc. (the "Company") on Form 10-Q, as filed with the Securities Exchange Commission on date hereof (the "Report"), I, John Courter, the Chief Financial Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 9, 2005

By: /s/ John Courter
____________________________
John Courter
Chief Financial Officer