Form 10KSB
period 2004-12-31
FINITY HOLDINGS INC
filed 2005-08-22
CIK 1051985

============================================================================
       U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

                                 FORM 10-KSB

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 2004   OR

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

                           -----------------------

         Mr. John Courter. 5155 Financial Way, Mason, OH 45040

        Issuer's telephone number, including area code: 513-229-6663

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

Check whether the issuer: (i) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(ii) has been subject to such filing requirements for the past 90 days. Yes:
[  ] No: [ x ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended December 31, 2004
$ 0. The company is inactive.

The number of shares outstanding of the issuer's common stock is, 50,878,073 shares. The aggregate market value of the common stock (3,803,061 shares) held by non-affiliates, based on the average of the bid ask prices ($0.01) of the common stock as of December 31, 2004. The value of the stock was approximately $ 38,030.61.

Transactional Small Business Disclosure Format (Check one): Yes [ ] No [X]

ITEM 1. DESCRIPTION OF BUSINESS

We were organized on February 5, 1993 and are currently known as Finity Holdings Inc. We formerly operated through two wholly owned subsidiaries, Finity Corporation, a Texas corporation, and Fi-Scrip, Incorporated, a Nevada corporation ("Fi-Scrip"). We sold all of our stock in Finity Corp. and Fi-Scrip effective June 5, 2001. The sale of these two subsidiaries leaves us without any operations and or assets since that date.

Currently, Finity Holdings Inc has one unpaid advisor, Mr. John Courter who is serving as interim President. We do not expect any change in the number of employees in the short term. We are a shell corporation, and we are seeking an acquisition candidate.

Prior to June 5, 2001. Finity Holdings Inc owned two subsidiaries. Finity Corp and Fi-Scrip. They formerly performed the following services: (i) credit and debit card services; (ii) document management and distribution services; and (iii) processing services for Automatic Teller Machines ("ATMs") transactions, debit terminal transactions and Electronic Benefits Transfer systems ("EBT") transactions. These services provided a link between consumers, merchants and financial institutions by capturing the initial transaction at the point of sale, giving the merchant credit for that transaction, posting the transaction to the financial institution's accounts receivable and general ledger and placing the transaction on the customer's statement.

ITEM 2. DESCRIPTIONS OF PROPERTIES

We operate no plants or physical locations other than a single administrative office. The address is Mr. John Courter. 5155 Financial Way, Mason, OH 45040

ITEM 3. LEGAL PROCEEDINGS

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

Finity Holdings Inc Holdings, Inc. v. Gary K. Jennings, Case No. G/C 795939, California Superior Court, San Diego.

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


(a) EXHIBITS

Exhibit 99.1. Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2. Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the period ended December 31, 2004, our stockholders adopted no resolutions at a meeting or by written consent.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK

Our common stock was listed for trading on the OTCB maintained by the National Association of Securities Dealers under the symbol "FNTY." The company was de-listed from the OTCB for not filing the accounting records and currently trades on the Pink Sheets under the symbol FNTY. The company is currently filing their accounting records and expects to be current in 30 days.

Our authorized capital stock consists of 100,000,00 shares of Common Stock, and 5,000,000 shares of Preferred Stock. We have 50,878,073 issued and outstanding shares of common stock and no shares of preferred stock. In addition, we have another 1,316,561 shares issuable under binding legal (Class Action Settlement) and debt settlement agreements (Mr.
Thone & Mr. Feldman, former directors). The SB2 registration has not been filed. The company currently holds 1.3 million shares in restricted treasury stock that was returned to the company.


We have approximately 95 shareholders of record.

============================================================================
                                Fiscal Year Ended      Fiscal Year Ended
                                       2003                   2004
                                  High      Low         High      Low
First Quarter                     n.a.      n.a.          0.01       .01
Second Quarter                    n.a.      n.a           0.01       .01
Third Quarter                     0.01       .01          0.01       .01
Fourth Quarter                    0.01       .01          0.01       .01

============================================================================

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

Because we have no significant operations, we do not expect to have any revenues in the next twelve months. Nor do we expect to have significant operating expenses in the next twelve months except for legal and accounting expenses. This is subject to a possible merger at a later date. All loans from CNG Financial will be forgiven prior to a merger.

When our cash is exhausted, we will either need to raise additional funds or cease all operations.

There are uncertainties that may have a material impact upon our liquidity. Specifically, Douglas R. Baetz, Glenn M. Gallant are former directors. We expect these directors to seek indemnity from the company in connection with the Plestina and or Grant case. A request for a waiver by defendant to release the company has been requested.

When the pending settlement and waivers are finalized. The Company will seek new merger partners.

LIQUIDITY AND CAPITAL RESOURCES.

ITEM 7. FINANCIAL STATEMENTS


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
  Finity Holdings, Inc.
  Mason, Ohio

We have audited the accompanying balance sheet of Finity Holdings, Inc. as of December 31, 2004 and the related statements of expenses, stockholders' deficit and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of Finity Holdings, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Finity Holdings, Inc. as of December 31, 2004 and the results of its expenses and cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Finity Holdings, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, Finity Holdings, Inc. suffered recurring losses and has a stockholders' deficit, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 6 to the financial statements, errors resulting in an understatement of liabilities and expenses were discovered by management in 2005. Accordingly, adjustments have been made as of December 31, 2002, to correct the errors.



MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas
July 25, 2005

FINITY HOLDINGS, INC.
BALANCE SHEET
December 31, 2004


          ASSETS

Current Assets
  Cash                                           $       182
                                                 ===========

     LIABILITIES AND STOCKHOLDERS' DEFICIT

Loans from stockholders                          $   261,709
                                                 -----------

Commitments                                                -

Stockholders' Deficit
  Common stock, $.001 par value,
  100,000,000 shares authorized,
  50,878,073 shares issued and outstanding            50,878
  Additional paid-in capital                       8,467,555
  Retained deficit                                (8,779,960)
                                                 -----------
     Total stockholders' deficit                    (261,527)
                                                 -----------
     Total Liabilities and Stockholders' Deficit $       182
                                                 ===========

See accompanying summary of accounting policies and notes to financial statements.

FINITY HOLDINGS, INC.
STATEMENTS OF EXPENSES
Years Ended December 31, 2004 and 2003




                                       2004          2003
                                     -----------  -----------

General and administrative expenses  $    48,676  $   142,207
                                     -----------  -----------
Other expense
     Interest expense                     19,738       10,365
                                     -----------  -----------

     NET LOSS                        $   (68,414) $ (152,572)
                                     ===========  ===========


Basic and diluted net loss per share $      (.00) $     (.00)
Weighted average shares outstanding   50,878,073  50,878,073

See accompanying summary of accounting policies and notes to financial statements.

FINITY HOLDINGS, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT
Years Ended December 31, 2003 and 2004




                       Common Stock     Paid-In     Retained
                     Shares     Par     Capital     Deficit      Totals
                  ----------  -------  --------     ---------    ---------

Balances,
December 31, 2002
      (Restated)  50,878,073  $50,878  $8,437,452   $(8,558,974) $(70,644)

Imputed Interest
  to related party         -        -      10,365             -    10,365

Net loss                   -        -           -      (152,572) (152,572)

                  ----------  -------  ------------  ---------    ---------
Balances,
December 31, 2003 50,878,073   50,878    8,447,817  (8,711,546)   (212,851)

Imputed interest
  to related party         -        -       19,738           -      19,738

Net loss                   -        -            -     (68,414)     (68,414)
                  ----------  -------  ------------   ---------    ---------
Balances,
December 31, 2004 50,878,073  $50,878    $8,467,555 $(8,779,960)  $(261,527)
                  ==========  =======  ============  ==========    =========


See accompanying summary of accounting policies and notes to financial statements.

FINITY HOLDINGS, INC.
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2004 and 2003


                                       2004          2003
                                     -----------  -----------
Cash Flows From Operating Activities
  Net loss                           $   (68,414) $  (152,572)
  Adjustments to reconcile net loss
  to net cash used in operating
  activities:
    Imputed interest - related party      19,738       10,365
    Changes in:
      Accounts payable                         -         (600)
                                     -----------  -----------
  Net Cash Used In Operating
  Activities                             (48,676)    (142,807)
                                     -----------  -----------

Cash Flow From Financing Activities
     Proceeds from related party          48,616      138,801
                                     -----------  -----------

Net change in cash                           (60)      (4,006)
Cash at beginning of year                    242        4,248
                                     -----------  -----------
Cash at end of year                  $       182  $       242
                                     ===========  ===========

Supplemental disclosure:
     Income taxes paid               $         -  $         -
     Interest paid                             -            -


See accompanying summary of accounting policies and notes to financial statements.


FINITY HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Nature of business. Finity Holdings, Inc. ("Finity") was incorporated in Delaware on February 5, 1993. Finity did not have operations during 2004 or 2003.

Restatement.  Restatement of 2002 was made.  See note 6 for details.

Use of Estimates. In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the statement of expenses. Actual results could differ from those estimates.

Cash and Cash Equivalents. For purposes of the statement of cash flows, Finity considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Income taxes. Finity recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. Finity provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Basic and diluted net loss per share. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended December 31, 2004 and 2003, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Stock Compensation. Finity adopted the disclosure requirements of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (FAS No.
123) and FAS No. 148 with respect to pro forma disclosure of compensation expense for options issued. For purposes of the pro forma disclosures, the fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model.

Finity applies APB No. 25 in accounting for its stock option plans and, accordingly, no compensation cost has been recognized in Finity's financial statements for stock options under any of the stock plans which on the date of grant the exercise price per share was equal to or exceeded the fair value per share. There were no options or warrants granted during December 31, 2004 and 2003.

Recently issued accounting pronouncements. In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" to revise SFAS No. 123. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No. 123R, only certain pro forma disclosures of fair value were required. SFAS No. 123R shall be effective for small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of this new accounting pronouncement is not expected to have a material impact on the financial statements of the Finity during the year 2006.


NOTE 2 - GOING CONCERN

Finity incurred a net loss of $68,414 for the year ended December 31, 2004, and has a stockholders' deficit of $261,527 as of December 31, 2003. These conditions create an uncertainty as to Finity's ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock as well as seeking financing from third parties. The financial statements do not include any adjustments that might be necessary if Finity is unable to continue as a going concern.


NOTE 3 - LOANS FROM SHAREHOLDER

The majority stockholder advances money to Finity Holdings Inc on an as-needed basis. The advances are due on demand, bear no interest and have no collateral. Interest expense was imputed at 8% and charged to additional paid in capital.


NOTE 4 - INCOME TAXES

Finity uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. Finity has incurred net losses and has no tax liability. The net deferred tax asset generated by the loss carry-forwards has been fully reserved. The cumulative net operating loss carry-forward is approximately $7,420,000 at December 31, 2004, and will expire in 2014 and 2024.

At December 31, 2004, deferred tax assets consisted of the following:

          Deferred tax assets
            Net operating losses      $     2,523,000
            Less:  valuation allowance     (2,523,000)
                                            ---------
          Net deferred tax asset      $             -
                                            =========

NOTE 5 - STOCK OPTIONS AND WARRANTS

Finity's Stock Option Plan provides for the grants of non-qualified options to its senior management. The plan is administered by the Board of Directors, who have substantial discretion to determine which persons, amounts, time, price, exercise terms, and restrictions, if any.

Finity uses the intrinsic value method of calculating compensation expense for employees, as described and recommended by APB Opinion 25, and allowed by FASB Statement 123. During 2004 and 2003, no compensation expense was recognized for the issuance of options and warrants, because no options were granted in either year.

Summary information regarding options and warrants is as follows:

                                              Weighted
                                              average
                                  Options   Exercise Price
                                 ---------    ----------
Outstanding at December 31, 2002 400,000      $    1.31

Expired                         (100,000)     $    2.28
                                 --------     ---------
Outstanding at December 31, 2003 300,000      $     .26

Expired                         (200,000)     $     .27
                                 --------     ---------
Outstanding at December 31, 2004 100,000      $     .23
                                 ========     =======

Options outstanding and exercisable as of December 31, 2004:

               - - Outstanding - -            Exercisable
                     Number       Remaining     Number
Exercise Price     of Shares       life       of Shares
                   ---------     ---------     -----------
           .23     100,000        .5 years     100,000
                   ========                     =======


NOTE 6 - RESTATEMENT OF PREVIOUSLY REPORTED FINANCIAL STATEMENTS

There were several misstatements in the originally prepared December 31, 2002 financials. See the notes below.


                                    Previously     Increase
                                       Stated     (Decrease)     Restated
                                   ------------   ------------  ----------
As of December 31, 2002:
Balance Sheet:
     Cash                           $    4,248    $        -     $    4,248
                                      ========     =========     ========

     Accounts payable               $      600    $        -     $      600
     Loans from stockholders                 -  (1)   74,292         74,292

     Common stock                       50,828  (2)       50         50,878
     Additional paid in capital      8,436,002  (2)    1,450      8,437,452
     Retained deficit               (8,483,182) (1)  (75,792)    (8,558,974)
                                     ----------   -----------    ----------
          Total liabilities
          and equity                 $    4,248   $         -    $    4,248
                                        ========    ========     ========


Restatement notes:

(1) To record legal expenses paid by stockholders on behalf of Finity
Holdings
Inc.
(2) To record 50,000 shares issued for legal services.


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


PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

INFORMATION CONCERNING DIRECTORS AND EXECUTIVE OFFICERS


The following table sets forth certain information concerning the Directors and or Executive officers that served in the Company.

 NAME                     POSITION                                AGE


John Courter            Interim President          58  Current


COMPLIANCE WITH SECTION 16 OF THE SECURITIES EXCHANGE ACT OF 1934

We cannot confirm the shareholders have complied with the following requirement.

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


ITEM 10. EXECUTIVE COMPENSATION

There is no compensation or outstanding options. All options have expired.


Stock Option Grants in Last Fiscal Year

None.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Company has 50,878,073 shares of Common Stock issued and outstanding. The following table reflects, the beneficial Common Stock ownership of: (a) each former director of the Company, (b) each current named executive officer, (c) each person known by the Company to be a beneficial owner of five percent (5%) or more of its Common Stock and (d) all executive officers and directors of the Company as a group:

                                        AMOUNT AND NATURE OF
                                       ----------------------
NAME AND ADDRESS OF BENEFICIAL OWNER   BENEFICIAL OWNERSHIP #    PERCENT
------------------------------------   ----------------------    -------

CNG Financial Corporation                    34,000,000                67.3 %
5155 Financial Way
Mason, Ohio 45040

Glenn M. Gallant
1260 East Oakland Park Blvd.
Ft. Lauderdale, FL  33334                     5,300,000


Douglas R. Baetz                               5,300,000
1260 East Oakland Park Blvd.
Ft. Lauderdale, FL  33334


Robert M. Feldman                                169,000
2720 Sonata Drive
Columbus, Ohio 43209

* Effective with registration statement.

Donald L. Thone                                      150,000
202 Hickory Creek Lane
Little Rock, Arkansas 72212

*Effective with registration statement.

Gary Jennings Sep Ira / Roth Ira                    85,000

Finity Holdings Inc Holdings (Holding Acct)          1,300,000

Former directors, holding acct
and Officers as a group                            45,985,000            90 %


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


FINITY HOLDINGS, INC.

By: John Courter
   -------------------------------
   Mr. John Courter


Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.


John Courter
-----------------------------------
 Mr. John Courter



INDEX TO EXHIBITS

Exhibit
Number                          Description
Located at
-----------------------------------------------------------------------

Exhibit 99.1. Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2. Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



CERTIFICATION

I, John Courter, certify that:

1. I have reviewed this report on Form 10-KSB of Finity
Holdings, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 15, 2005

By /s/ John Courter
____________________________
John Courter
President & CEO

CERTIFICATION

I, John Courter, certify that:

1. I have reviewed this report on Form 10-KSB of Finity
Holdings, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 15, 2005

By: /s/ John Courter
____________________________
John Courter
Chief Financial Officer

=========================================================================

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

In connection with the Report of Finity Holdings, Inc. (the
"Company") on Form 10-Q for the period ended November 30, 2004, as filed with the Securities Exchange Commission on date hereof (the "Report"), I, John Courter, the Chief Executive Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 15, 2005

By /s/ John Courter
____________________________
John Courter
President & CEO

=========================================================================

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

In connection with the Report of Finity Holdings, Inc. (the
"Company") on Form 10-Q for the period ended, as filed with the Securities Exchange Commission on date hereof (the "Report"), I, John Courter, the Chief Financial Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 15, 2005

By: /s/ John Courter
____________________________
John Courter
Chief Financial Officer