Form 10QSB
period 2005-06-30
FINITY HOLDINGS INC
filed 2005-08-23
CIK 1051985

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

        [X] Quarterly Report under Section 13 or 15(d) of the
                                    Securities
                              Exchange Act of 1934

                  For the quarterly period ended June 30, 2005
       ----------------------------------------------------------------

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

Yes [ ]     No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 100,000,000 Common Stock, authorized, 50,823,073 shares of common stock issued and outstanding, par value $0.001 per share as of June 30, 2005.

Traditional Small Business Disclosure Format (check one):

Yes [X]     No [ ]

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

Finity Holdings, Inc.
BALANCE SHEET
June 30, 2005
(unaudited)


          ASSETS

Current Assets
  Cash                                           $      122
                                                 ==========

     LIABILITIES AND STOCKHOLDERS' DEFICIT

Loans from shareholders                          $  264,402
                                                 ----------

Commitments                                               -

Stockholders' Deficit
  Common stock, $.001 par value, 100,000,000
  shares authorized, 50,878,073 shares issued
  and outstanding                                    50,878
  Additional paid in capital                      8,477,965
  Retained deficit                               (8,793,123)
                                                 ----------
     Total stockholders' deficit                   (264,280)
                                                 ----------
     Total Liabilities and Stockholders' Deficit $      122
                                                 ==========


Finity Holdings, Inc.
STATEMENTS OF EXPENSES
Three and Six Months Ended June 30, 2005 and 2004
(unaudited)


                                     Three Months          Six Months
                                         Ended              Ended
                                        June 30,           June 30,
                                    2005     2004       2005       2004
                                 --------- ---------  ---------- ---------
General and
   administrative expenses       $   2,642 $   8,387  $    2,753 $  33,553
                                 --------- ---------  ---------- ---------
Other expense
     Interest expense                5,247     4,833      10,410     9,376
                                 --------- ---------  ---------- ---------

NET LOSS                         $  (7,889)$ (13,220) $  (13,163)$ (42,929)
                                 ========= =========  ========== =========

Basic and diluted
  loss per share                 $   (0.00)$   (0.00) $    (0.00)$   (0.00)

Weighted average
  shares outstanding            50,878,073 50,878,073  50,878,073 50,878,073

Finity Holdings, Inc.
STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2005 and 2004
(unaudited)


                                                     2005         2004
                                                 -----------   -----------
Cash Flows From Operating Activities
  Net loss                                       $   (13,163)  $   (42,929)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
     Imputed interest                                 10,410         9,376
                                                 -----------   -----------

  Net Cash Used In Operating Activities               (2,753)      (33,553)
                                                 -----------   -----------


Cash Flows From Financing Activities
     Proceeds from related party                       2,693        33,493
                                                 -----------   -----------

Net change in cash                                       (60)          (60)

Cash at beginning of period                              182           242
                                                 -----------   -----------

Cash at end of period                            $       122   $       182
                                                 ===========   ===========

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K

(a)  EXHIBITS

Exhibit 99.1. Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2. Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b) Reports on Form 8-K - There were no reports filed on Form 8-K for the three months ended June 30, 2005.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned.

Date:  August 22, 2005

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

Date: August 22, 2005

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

Date: August 22, 2005

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

Date: August 22, 2005

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

Date: August 22, 2005

By: /s/ John Courter
____________________________
John Courter
Chief Financial Officer