Form 10QSB
period 2005-09-30
FINITY HOLDINGS INC
filed 2005-10-31
CIK 1051985

U.S. SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

                      [X] Quarterly Report under Section 13
                                or 15(d) of the
                                   Securities
                              Exchange Act of 1934

                For the quarterly period ended September 30, 2005
              -----------------------------------------------------

      [ ] Transition Report under Section 13 or 15(d) of the Exchange Act
              For the Transition Period from ________ to _________

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

           3804 South Highland Drive, Suite 6 Salt Lake City, UT 84106
               ----------------------------------------- --------
               (Address of Principal Executive Offices) (Zip Code)


              -----------------------------------------------------
                            Issuer's Telephone Number

                     801-424-9942 (Phone) 801-365-7231 (FAX)
                    -----------------------------------------
                       Former Address and Telephone Number

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

Yes [ ]     No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 100,000,000 Common Stock, authorized, 55,761,512 shares of common stock issued and outstanding, par value $0.001 per share as of October 14, 2004.

Traditional Small Business Disclosure Format (check one): Yes [X]     No [ ]

                              FINITY HOLDINGS, INC.

                                      INDEX

                                                                                                        Page
                                                                                                        Number

PART I - FINANCIAL INFORMATION

         Item 1.Financial Statements

                  Balance Sheet - September 30, 2005 (Unaudited) .....................................      3

                  Statements of Expenses (Unaudited) - For the three months and nine months ended September 30, 2005 and 2004 4

                  Statements of Cash Flows (Unaudited) - For the nine months ended September 30, 2005
                  and 2004............................................................................      5

                  Notes to Financial Statements (Unaudited)...........................................      6

          Item 2.Management's Discussion and Analysis or Plan of Operations ..........................      7

          Item 3.Controls and Procedures..............................................................      9

PART II - OTHER INFORMATION...........................................................................      9

          Item 1. Legal Proceedings...................................................................      9
          Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.........................     10
          Item 3. Defaults Upon Senior Securities.....................................................     10
          Item 4. Submission of Matters to a Vote of Security Holders.................................     10
          Item 5. Other Information...................................................................     10

          Item 6.  Exhibits...........................................................................     10

SIGNATURES............................................................................................     11

Certifications........................................................................................  12-15


PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

Finity Holdings, Inc.
BALANCE SHEET
September 30, 2005
(unaudited)





ASSETS:
  Cash                                                      $       46
                                                            ==========



    LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES                                                 $        -
                                                            ----------

Stockholders' Equity:
  Common stock, $.001 par value,
    100,000,000 shares authorized,
      55,761,512 shares issued and outstanding                  55,761
  Additional paid in capital                                 8,789,484
  Retained deficit                                          (8,845,199)
                                                            ----------

    Total stockholders' equity                                      46
                                                            ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $       46
                                                            ==========

Finity Holdings, Inc.
STATEMENTS OF EXPENSES
Three and Nine Months Ended September 30, 2005 and 2004
(unaudited)





                                      Three months                Nine months
                                        Ended                      Ended
                                      September 30,              September 30,
                               2005          2004            2005           2004
                             ----------     ----------     ----------    ----------

Operating expenses:

General and administrative   $   52,076     $   13,016     $   54,829    $   46,569
                             ----------     ----------     ----------    ----------

Loss from operations            (52,076)       (13,106)       (54,829)      (46,569)
                             ----------     ----------     ----------    ----------
Other income / expense:

Interest expense                      -         (5,109)       (10,410)      (14,485)
                             ----------     ----------     ----------    ----------

Net Loss                     $  (52,076)    $  (18,125)    $  (65,239)   $  (61,054)
                             ==========     ==========     ==========    ==========



Basic and diluted
  net loss per share        $   (0.00)    $    (0.00)     $   (0.00)   $    (0.00)
                             ==========     ==========    ==========     ==========
Weighted average
  shares outstanding         51,735,216     50,878,073     51,735,216    50,878,073
                             ==========     ==========    ==========     ==========

Finity Holdings, Inc.
STATEMENTS OF CASH FLOWS
For The Nine Months Ended September 30, 2005 and 2004
(unaudited)





                                             2005                  2004
                                            ----------          ----------
Cash Flows from Operating Activities:
  Net loss                                  $  (65,239)         $  (61,054)
  Adjustments to reconcile net loss
    to net cash used in operating
      activities:
      Imputed interest                          10,410              14,485
      Shares issued for services                52,000                   -
                                            ----------          ----------

Net Cash Used In Operating Activities           (2,829)            (46,569)
                                            ----------          ----------

Cash Flow from Financing Activities:
  Proceeds from related party                    2,693              46,509
                                            ----------          ----------

Net change in cash                                (136)                (60)
Cash at beginning of period                        182                 242
                                            ----------          ----------

Cash at end of period                       $       46          $      182
                                            ==========          ==========

Cash paid for:
  Income tax                                $        -          $        -
  Interest                                           -                   -


None Cash Transaction:
  Debt forgiveness from related party       $  264,402                   -

Finity Holdings, Inc.
NOTES TO FINANCIAL STATEMENTS
(unaudited)



NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

The accompanying unaudited interim financial statements of Finity Holdings, Inc., a Delaware corporation ("Finity"), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Finity's latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended December 2004, as reported in Form 10-KSB, have been omitted.


NOTE 2 - DEDBT FORGIVENESS FROM A RELATED PARTY

During the three months ended September 30, 2005, Finity recognized $264,402 of additional paid in capital as a result of the forgiving debt from a related party.


NOTE 3 - COMMON STOCK

During the three month ended September 30, 2005, Finity cancelled 316,561 shares previously issued.

ITEM 2.  MANAGEMENT DISCUSSION & ANALYSIS OR PLAN OF OPERATION

DESCRIPTION OF BUSINESS

We were organized on February 5, 1993 and are currently known as Finity
Holdings Inc. We formerly operated through two wholly-owned subsidiaries, Finity Corporation, a Texas corporation, and Fi-Scrip, Incorporated, a Nevada corporation ("Fi-Scrip"). We sold all of our stock in Finity Corporation and Fi-Scrip effective June 5, 2001. The sale of these two subsidiaries left us without any significant operations and or assets since that date. Currently, Finity Holdings, Inc. is seeking an operating company with which to merge, subject to other issues being resolved.

We recommend suggest that all shareholders and/or prospective shareholders go to www.sec.gov and read all the public records for the last three years to gain a complete understanding of the changes and continuing evolution of the corporation.

DESCRIPTIONS OF PROPERTIES

We operate no plants or physical locations other than a single administrative office. The address is 3804 South Highland Drive,Suite 6, Salt Lake City, UT 84106.

CURRENT OPERATIONS

Our recent operating history offers little or no guidance with respect to our financial performance in the future. Because we have no significant operations, we do not expect to have any revenues or expenses during the next twelve months.

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004

REVENUES

For the three months ended September 30, 2005 and 2004 the Company had no revenue.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses totaled $52,076 for the three months ended September 30, 2005, all for the preparation of SEC reports. This compares with general and administrative expenses of $13,016 for the corresponding period of the prior year. All of the expenses for the prior year were also incurred in the preparation of SEC reports. The decrease in expenses for the current period resulted from the SEC reports being prepared by a shareholder at no cost to the Company, other than out of pocket expenses, while the prior year reports were replaced by third party professionals.

DEBT GORGIVNESS INCOME

During the three months ended September 30, 2005, Finity recognized $264,402 of additional paid in capital as a result of the forgiving debt from a related party.

INTEREST EXPENSE

There was no interest expense for the three months ended September 30, 2005 because of the foregiveness of the loan from a shareholder. Interest expenses for the corresponding period of the prior year totaled $5,109.

As a result of the foregoing, the Company reported loss of $52,076 for the three months ended September 30, 2005 compared to a loss of $18,185 for the corresponding period of the prior year.

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004

REVENUE

For the nine months ended September 30, 2005 and 2004 the Company had no revenue.

GENERAL AND ADMINSTRATIVE EXPENSES

General and administrative expenses totaled $54,829 for the nine months ended September 30, 2005, all for the preparation of the SEC and state reports. This compares with $46,569 for the corresponding period of the prior year. The expenses for the prior year period were incurred for the preparation of SEC and state reports and for legal fees in the Gary Jennings case more fully described in Item 2. Legal Proceedings of Part II, Other Information.

DEBT GORGIVNESS INCOME

During the three months ended September 30, 2005, Finity recognized $264,402 of additional paid in capital as a result of the forgiving debt from a related party.

INTEREST EXPENSE

For the nine months ended September 30, 2005, interest expense totaled $10,410. Interest expense for the corresponding period of the prior year totaled $14,485. Interest expense decreased for the current nine months because of the foregiveness of the shareholder note during the current year period.

As a result of the foregoing, the Company reported loss of $65,239 of the nine months ended September 30, 2005 compared to a loss of $61,054 for the corresponding period of the prior year.

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2005, the Company had cash of $46 for working capital. This compares with cash of $182 for working capital as of December 31, 2004.

For the nine months ended September 30, 2005, the Company had $136 of cash which was used in its operating activities. This compares with $46,569 of cash used in operating activities for the corresponding nine months of the prior year. The decrease in cash used in generating activities resulted from reduced general and administrative expenses.

For the nine-months ended September 30, 2005, the Company had cash flows from financing activities of $2,693. This compares with cash flows from financing activities of $46,509 for the corresponding nine-months of the prior year. All of the cash flows from financing activities for both periods were from proceeds from a related party.

There were no investing activities in either period.

Although the Company has no liquidity, it believes that it will find a suitabale company to acquire or with which to merge. Until such time, the expenses incurred in keeping the Company current in its SEC filings and state reports will be paid by the Company's principal shareholder.

ITEM 3.  CONTROLS AND PROCEDURES

Because we have ceased operations, we do not have, and have not evaluated within 90 days of the filing of this report our disclosure controls and procedures (as defined in Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934)


                           PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

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

ITEM 2.     UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.      DEFAULT UPON SENIOR SECURITIES
None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5.  OTHER INFORMATION

On August 31, 2005, Mr. John Courter resigned as president and director of the Company. On the same day, Mr. Gregory Boss was appointed President, Secretary and director of the Company.

On August 31, 2005, the Company changed its address to 3804 South Highland Drive, Suite 6 Salt Lake City, UT 84106 and its phone number to 801-424-9942.

ITEM 6.  EXHIBITS

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

Date:  October 31, 2005

                              FINITY HOLDINGS, INC.

                               /S/ GREGORY BOSS
                                  ----------------------------------
                               By: Gregory Boss
                               President and Principal
                               Financial and Accounting Officer

CERTIFICATIONS

I, Gregory Boss, certify that:
1. I have reviewed this quarterly report on Form 10-QSB of Finity Holdings Inc.

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

Dated: October 31, 2005

By: /s/ Gregory Boss
Gregory Boss
President & CEO

I, Gregory Boss, certify that:
1. I have reviewed this quarterly report on Form 10-QSB of Finity Holdings, Inc.

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

Dated: October 31, 2005

By: /s/ Gregory Boss
Gregory Boss
Chief Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO
18  U.S.C.   SECTION  1350,   AS  ADOPTED   PURSUANT  TO  SECTION  906  OF  THE
SARBANES-OXLEY ACT OF 2002

--------------------------------------------------------------------------------
I, Gregory Boss, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Finity Holdings, Inc. on Form 10-QSB for the quarterly period ended September 30, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Finity Holdings, Inc.


By: /s/ Gregory Boss
----------------------------
Name: Gregory Boss
Title: Chief Executive Officer
October 31, 2005

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO
18  U.S.C.   SECTION  1350,   AS  ADOPTED   PURSUANT  TO  SECTION  906  OF  THE
SARBANES-OXLEY ACT OF 2002

--------------------------------------------------------------------------------
I, Gregory Boss, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Finity Holdings, Inc. on Form 10-QSB for the quarterly period ended September 30, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Finity Holdings, Inc.


By: /s/ Gregory Boss
----------------------------
Name: Gregory Boss
Title: Chief Financial Officer
October 31, 2005