Form 10KSB
period 2005-12-31
FINITY HOLDINGS INC
filed 2006-04-07
CIK 1051985

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 000-30556

FINITY HOLDINGS, INC.
(Name of small business issuer specified in its charter)

432 Park Avenue South, 13th Floor, New York, NY 10016

State or other jurisdiction of
incorporation or organization: Delaware

I.R.S. Employer Identification No.: 11-3210792

Issuer's telephone number, including area code: (212) 340-9100

Securities registered under Section 12(b) of the Exchange Act:

Title of each class None	Name of each exchange on which registered None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value per share

(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

The issuer's revenues for the fiscal year ended December 31, 2005 were $0.00. The Company is inactive.

The number of shares outstanding of the issuer's common stock is 55,761,512 shares. The aggregate market value of the common stock (17,761,512 shares) held by non-affiliates, based on the average of the bid ask prices ($0.01) of the common stock as of December 31, 2005. The value of the stock was approximately $177,761.51

Transactional Small Business Disclosure Format (Check one):  Yes ☐ No ☑

ITEM 1. DESCRIPTION OF BUSINESS.

We were organized on February 5, 1993 and are currently known as Finity Holdings Inc (“Finity” or the “Company”). We formerly operated through two wholly owned subsidiaries, Finity Corporation, a Texas corporation, and Fi-Scrip, Incorporated, a Nevada corporation ("Fi-Scrip"). We sold all of our stock in Finity Corp. and Fi-Scrip effective June 5, 2001. The sale of these two subsidiaries leaves us without any operations and or assets since that date, except as further explained below.

Subsequent Event

On January 30, 2006, Finity entered into a Share Exchange Agreement (the "Exchange Agreement") with all of the stockholders (the "Stockholders") of Flagship Healthcare Management, Inc. ("Flagship"). The closing shall occur immediately following Finity’s filing of a Restated and Amended Certificate of Incorporation which shall effectuate a name change of Finity, a one hundred twenty-five (125) for one (1) reverse stock split, and an increase in the authorized shares to a total of 130,000,000 shares of capital stock (the “Closing”). After the closing of the Exchange Agreement, the minority Finity shareholders will own approximately 174,902 shares of Finity common stock, less than 1%, after the reverse stock split. Finity will acquire all of the issued and outstanding capital stock of Flagship from the Stockholders on a one for one basis in exchange for an aggregate of 55,500,255 newly-issued shares of Finity’s common stock (the “Exchange”). Finity will be filing a proxy statement seeking shareholder approval. The Exchange is intended to constitute a tax-free reorganization pursuant to the provisions of Section 368(a)(1)(B) of the Internal Revenue Code of 1986.

On January 30, 2006, Flagship purchased 34,000,000 shares of common stock from Common Solutions, LLC for $240,000. Upon the closing of the Exchange Agreement, the shares acquired from Common Solutions, LLC will be cancelled. As a result, Flagship controls 60.9% of voting stock of Finity. The funds for the purchase came from the working capital of Flagship. On Closing of the Exchange Agreement with all of the Stockholders of Flagship, Finity will acquire all of the issued and outstanding capital stock of Flagship from the Stockholders in exchange for an aggregate of 55,500,255 newly-issued shares of Finity's common stock. Prior to the Closing, Finity was a shell company, other than a business combination related shell company, as that term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Upon completion of the Exchange with Flagship, Finity will cease to be a shell company. From and after the Closing, the operations of Flagship shall be the only operations of Finity.

Additional Information

We are obligated to file reports with the Securities and Exchange Commission (“SEC”) pursuant to the Exchange Act. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We file electronically with the SEC. The address of that site is http://www.sec.gov.

ITEM 2. DESCRIPTIONS OF PROPERTIES.

We operate no plants or physical locations other than a single administrative office. The address is 432 Park Avenue South, 13th Floor, New York, NY 10016.

ITEM 3. LEGAL PROCEEDINGS.

Finity is a defendant in a lawsuit entitled Richard Plestina v. Douglas R. Baetz, Glenn M. Gallant, et al., Case No.'s 01 CV 1527 (BEN) and 01 CV 2024 J 9BEN), U.S. District Court, Southern District of California. The case alleges violations of the Securities Exchange Act of 1934, violations of the California Corporations Code, violation of the R.I.C.O. Act, fraud, and several other common law causes of action. The case was filed on November 5, 2001. The U.S. District Court issued its final approval of a class action settlement on September 30, 2002. Finity settled with its former directors by issuing 1,200,000 shares of its common stock.

A former independent contractor has filed a lawsuit against Flagship. The plaintiff alleges that he was promised employment with Flagship and performed services to Flagship based on these promises.  The plaintiff is seeking compensatory and punitive damages, including the issuance of additional shares of stock for these services and attorney fees in an aggregate amount of approximately $1,800,000. Flagship believes this lawsuit is without merit and intends to defend it vigorously. In management’s opinion the final resolution of this matter will not have material impact on the financial position or results of operations of Flagship.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the period ended December 31, 2005, our stockholders adopted no resolutions at a meeting or by written consent.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

COMMON STOCK

Our common stock currently trades on the Pink Sheets under the symbol FNTY.

Our authorized capital stock consists of 100,000,000 shares of common stock. We have 55,761,512 shares issued and outstanding.

We have approximately 100 shareholders of record.

	Fiscal Year Ended 2005		Fiscal Year Ended 2004
	High	Low	High	Low
First Quarter	$0.005	$0.005	$0.01	$0.01
Second Quarter	$0.006	$0.006	$0.01	$0.01
Third Quarter	$0.01	$0.01	$0.01	$0.01
Fourth Quarter	$0.01	$0.01	$0.01	$0.01

The quotes above are over-the-counter quotations. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

We have never declared or paid a dividend. We do not anticipate that we will declare or pay any dividends in the future.

In 2005, Finity issued 4,000,000 shares of its common stock to Gregory Boss, its President, Chief Executive Officer and Director, for his services. At the time of issuance, Gregory Boss was the sole director and officer of the Company. These shares were recorded at their fair value of $40,000.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We ceased operations on June 5, 2001 and have focused on paying the Company debts, managing Company business and resolving legal issues. Our recent operating history offers little or no guidance with respect to our financial performance in the future.

As of December 31, 2005, the Company has no significant operations. The Company does not expect to have significant operating expenses in the next twelve months except for legal and accounting expenses. When our cash is exhausted, we will either need to raise additional funds or cease all operations.

There are uncertainties that may have a material impact upon our liquidity. Specifically, Douglas R. Baetz, Glenn M. Gallant are former directors. We expect these directors to seek indemnity from the Company in connection with the Plestina case. A request for a waiver by defendant to release the Company has been requested.

General Discussion on Results of Operations and Analysis of Financial Condition

Current Operations

Our recent operating history offers little or no guidance with respect to our financial performance in the future. As of Year End, we have no significant operations.

YEAR ENDED DECEMBER 31, 2005 COMPARED TO THE YEAR ENDED DECEMBER 31, 2004

REVENUES

For the year ended December 31, 2005 and 2004 the Company had no revenue.

GENERAL AND ADMINSTRATIVE EXPENSES

General and administrative expenses totaled $54,951 for the year ended December 31, 2005, all for the preparation of the SEC and state reports. This compares with $48,676 for the corresponding period of the prior year. The expenses for the prior year period were incurred for the preparation of SEC and state reports and for legal fees more fully described in Item 2. Legal Proceedings.

INTEREST EXPENSE

For the year ended December 31, 2005, interest expense totaled $10,410. Interest expense for the corresponding period of the prior year totaled $19,738. The decrease in interest expense for 2005 was due to the forgiveness of the shareholder note.

As a result of the foregoing, the Company reported loss of $65,361 for the year ended December 31, 2005 compared to a loss of $68,414 for the corresponding period of the prior year.

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2005, the Company had a negative working capital of $76. This compares with cash of $182 for working capital as of December 31, 2004.

For the year ended December 31, 2004, the Company had $182 of cash which was used in its operating activities. This compares with $48,676 of cash used in operating activities for the corresponding prior year. The decrease in cash used in generating activities resulted from reduced general and administrative expenses.

For the year ended December 31, 2005, the Company had cash flows from financing activities of $2,693. This compares with cash flows from financing activities of $48,616 for the corresponding prior year. All of the cash flows from financing activities for both periods were from proceeds from a related party.

FORGIVENESS OF DEBT

During the third quarter of 2005, Finity recognized $264,402 of additional paid in capital as a result of the forgiveness of debt from a related party.

There were no investing activities in either period.

Risk Factors

The financial condition, business, operations, and prospects of the Company involve a high degree of risk. You should carefully consider the risks and uncertainties described below, which constitute the material risks relating to the Company, and the other information in this report. If any of the following risks are realized, the Company’s business, operating results and financial condition could be harmed and the value of the Company’s stock could suffer. This means that investors and stockholders of the Company could lose all or a part of their investment.

These risk factors assume the transaction with Flagship has closed and reflect the business of Flagship.

Our business is difficult to evaluate because it has a limited operating history

Flagship has a limited operating history and participates in a relatively new and rapidly evolving market. The business has undergone significant transformation during its short history as a result of changes in the services and products offered, changes in market conditions, and changes in our targeted membership, and are expected to continue to change for similar reasons. We cannot assure you that our current business strategy will be successful in the long term.

Many companies with business plans based on providing similar healthcare products and services have failed to be successful. We have experienced significant losses since inception and, even if demand from members exists, we cannot assure you that our business will be successful.

Flagship has a history of significant losses and may not be profitable in the future and has going concern considerations

Flagship has a history of net losses and has an accumulated deficit of $11,451,240 from inception through December 31, 2005. This is an unconsolidated figure and does not include losses of Finity prior to the Exchange. Furthermore, developing Flagship’s business strategy and expanding Flagship’s services will require additional capital and other expenditures. Accordingly, if Flagship is not able to increase its revenue, it may never achieve or sustain profitability. You should not rely on the results for any particular period as an indication of our future performance. It is possible that, in future periods, our results of operations may be below the expectations of public market analysts and investors. Fluctuations in our quarterly operating results or our inability to achieve or maintain profitability may cause volatility in the price of our common stock in the public market. In light of these factors, among others, our independent registered public accounting firm has stated that there is substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result for the outcome of this uncertainty.

Flagship may be unable to fund future growth

Flagship’s business strategy calls for expansion through an increase in sales of membership by its internal and external sales forces. To this end, Flagship has decided to invest substantial funds to increase its sales and marketing resources in order to grow revenues. In order to implement this strategy, Flagship will require funding for additional personnel, capital expenditures and other expenses, as well as for working capital purposes. Financing may not be available to Flagship on favorable terms, if at all. If adequate funds are not available on acceptable terms, then Flagship may not be able to meet its business objectives for expansion. This, in turn, could harm Flagship’s business, results of operations and financial condition. In addition, if Flagship raises additional funds through the issuance of equity or convertible debt securities, or a combination thereof, then the shareholders will suffer dilution, and any new securities may have rights, preferences and privileges senior to those of the common stock. Furthermore, if Flagship raises capital or acquires businesses by incurring indebtedness, Flagship will become subject to the risks associated with indebtedness, including interest rate fluctuations and any financial or other covenants that Flagship’s lender may require. Moreover, if Flagship’s strategy to increase its sales and marketing resources in order to grow revenues does not produce the desired result, then Flagship may incur significant, unrecoverable expenses.

Flagship’s growth may be limited if it is unable to attract and retain qualified personnel

Our business is largely dependant on the skills, experience and performance of key members of our senior management team. Flagship plans to immediately increase its sales and marketing personnel, as well as enter into agreements with independent third parties to sell our products and services, in order to grow revenue. Flagship believes that its success depends largely on its ability to attract and retain highly-skilled and qualified technical, managerial and marketing personnel and enter into agreements with third parties. The market for highly skilled engineering, sales, marketing and support personnel is highly competitive as a result of the limited availability of technically-qualified personnel with the requisite understanding of the markets which Flagship serves. The inability to hire or retain qualified personnel may hinder Flagship’s ability to implement its business strategy and may harm its business.

Lengthy sales and implementation cycles for our product makes it difficult to forecast our revenues and, as a result, may have an adverse impact on our business

The period from our initial contact with potential corporate buyers to the consummation of an agreement to offer our product to its employees is difficult to predict. These sales may be subject to delays due to a client’s internal procedures for approving such expenditures and other factors beyond our control. Implementation may be subject to delays based on the availability of the internal resources of the client that are needed, acceptance by potential members and other factors outside of our control. As a result, we have limited ability to forecast the timing of revenue from new members. This, in turn, makes it more difficult to predict our financial performance from quarter to quarter.

During the sales cycle and the implementation period, we may expend substantial time, effort and money preparing contract proposals and negotiating contracts without receiving any related revenue. In addition, many of the expenses related to providing our services are relatively fixed in the short term, including personnel costs and technology and infrastructure costs. Even if our revenue is lower than expected, we may not be able to reduce our short-term spending in response. Any shortfall in revenue would have a direct impact on our results of operations.

As a result, we may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall or delay, in which case our results of operations would suffer. In addition, in an attempt to enhance our long-term competitive position, we may from time to time make decisions regarding pricing, marketing, services and technology that could have a near-term adverse effect on our operating results.

We face significant competition for our products and services

The markets in which we operate are intensely competitive, continually evolving and, in some cases, subject to rapid change. Many of our competitors have greater financial, technical, product development, marketing and other resources than we do. These organizations may be better known than we are and have more customers or users than we do. We cannot provide assurance that we will be able to compete successfully against these organizations or any alliances they have formed or may form.

If we are unable to provide priority access to high quality healthcare that attracts and retains members, our revenues will be reduced

Interest in our products and services is based upon our ability to provide our members with referrals and priority access to our network physicians. Although we have been able to continue to maintain and expand this network if we are unable to continue to do so for any reason, the value of a membership would diminish and membership interest in our products and services would be adversely affected. Similarly, our ability to maintain or increase the number of highly qualified physicians in our network is based upon our ability to provide the physicians with incentive to continue to participate in the network. We cannot assure you that we will be able to retain qualified physicians to provide referral and priority access to our members. If we are unable to provide high quality physicians to our members the quality of our products and services will be reduced.

Flagship is exposed to the general condition of the healthcare market

Flagship’s business is subject to global economic conditions, and in particular, market conditions in the healthcare industry. Flagship’s operations may be adversely affected by the continued declines in employee benefit spending by large corporations and small to medium sized businesses. If global economic conditions worsen, or a prolonged slowdown in providing such benefits exists, then Flagship may experience adverse operating results.

Flagship’s products may not achieve acceptance in the marketplace

Flagship intends to offer its membership based products and services to large corporations, small to medium sized businesses and individuals. The markets for these products are relatively new, unpredictable and rapidly evolving. Lack of acceptance in the marketplace for these new products and services could have a material adverse effect on Flagship’s business, results of operations and financial condition.

We will incur increased costs as a result of being a publicly traded company

As a publicly traded company, we will incur legal, accounting and other expenses that we did not incur as a privately held company, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Securities Exchange Act of 1934, or the Exchange Act, recently adopted corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, and other rules implemented relatively recently by the Securities and Exchange Commission and The NASDAQ National Market. We expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We also expect that these rules and regulations will make it more difficult and more expensive for us to obtain directors and officers’ liability insurance.

Penny stock rules could make it hard to resell your shares.

Finity’s common stock does not meet the listing requirements for any trading market other than the OTC Bulletin Board or the Pink Sheets. We plan to apply for a listing on the OTC Bulletin Board.   The OTC Bulletin Board may not accept the application of any market maker to initiate quotations in our common stock.  An investor may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, rules promulgated by the SEC impose various practice requirements on broker-dealers who sell securities that fail to meet certain criteria set forth in those rules to persons other than established customers and accredited investors. Consequently, the liquidity of Finity’s securities could be impaired, not only in the number of securities which could be bought and sold, but also through delays in the timing of transactions, reduction in security analysts' and the news media's coverage of Finity, and lower prices for Finity’s securities than might otherwise be attained.

Flagship may be subject to litigation

Flagship may be subject to claims involving how Flagship conducts its business. Any such claims against Flagship may affect its business, results of operations and financial conditions. Such claims, including those without merit, could require Flagship to pay damages or settlement amounts and would require a substantial amount of time and attention from Flagship’s senior management as well as considerable legal expenses. Although Flagship does not anticipate that its activities would warrant such claims, there can be no assurances that such claims will not be made.

Flagship lacks accounting and reporting controls

Flagship’s Chief Financial Officer is solely responsible for the accounting and reporting functions for Flagship and outsources certain of its accounting and finance functions to an independent third party. As a result, Flagship currently has limited segregation of duties regarding Flagship’s accounting and reporting functions. Management recognizes this limited segregation of duties as a potential deficiency in Flagship’s internal controls and is implementing procedures to mitigate this deficiency. Based on discussions with its independent auditors, Flagship anticipates that it will undertake additional remedial measures during the first quarter of 2006.

Government regulation of healthcare creates risks and challenges with respect to our compliance efforts and our business strategies

The healthcare industry is highly regulated and is subject to changing political, legislative, regulatory and other influences. Existing and new Federal and state laws and regulations affecting the healthcare industry could create unexpected liabilities for us, cause us to incur additional costs and restrict our operations. Many healthcare laws are complex and their application to specific products and services may not be clear. In particular, many existing healthcare laws and regulations, when enacted, did not anticipate the healthcare products and services that we provide. However, these laws and regulations may nonetheless be applied to our products and services. Management’s failure to accurately anticipate the application of these laws and regulations, or other failures to comply, could create liability, result in adverse publicity and negatively affect our businesses. Some of the risks we face from healthcare regulation are as follows:

•	Anti-kickback Laws

•
There are federal and state laws that govern patient referrals, physician financial relationships and inducements to healthcare providers and patients. The federal healthcare programs anti-kickback law prohibits any person or entity from offering, paying, soliciting or receiving anything of value, directly or indirectly, for the referral of patients covered by Medicare, Medicaid and other federal healthcare programs or the leasing, purchasing, ordering or arranging for or recommending the lease, purchase or order of any item, good, facility or service covered by these programs. Many states also have similar anti-kickback laws that are not necessarily limited to items or services for which payment is made by a federal healthcare program.

•
The laws in this area are broadly written and it is often difficult to determine precisely how the laws will be applied in specific circumstances. Penalties for violating the federal anti-kickback law include imprisonment, fines and exclusion from participating, directly or indirectly, in Medicare, Medicaid and other federal healthcare programs. Any determination by a state or federal regulatory agency that any of our practices violate any of these laws could subject us to civil or criminal penalties and require us to change or terminate some portions of our business and could have an adverse effect on our business. Even an unsuccessful challenge by regulatory authorities of our practices could result in adverse publicity and be costly for us to defend.

o	Medical Professional Regulation

o
The practice of most healthcare professions requires licensing under applicable state law. In addition, the laws in some states prohibit business entities from practicing medicine. If a state determines that some portion of our business violates these laws, it may seek to have us discontinue those portions or subject us to penalties or licensure requirements. Any determination that we are a healthcare provider and have acted improperly as a healthcare provider may result in liability to us.

We face potential liability related to the privacy and security of personal information we collect from consumer and healthcare professionals through our Web sites

Internet user privacy has become a major issue both in the United States and abroad. Flagship has privacy policies posted on its Web sites that we believe comply with applicable laws requiring notice to users about our information collection, use and disclosure practices. However, whether and how existing privacy and consumer protection laws in various jurisdictions apply to the Internet is still uncertain and may take years to resolve. Any legislation or regulation in the area of privacy of personal information could affect the way we operate our Web sites and could harm our business. Further, we cannot assure you that the privacy policies and other statements on our Web sites or our practices will be found sufficient to protect us from liability or adverse publicity relating to the privacy and security of personal information.

Under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, Congress established a set of federal national privacy standards for the protection by health plans, healthcare clearinghouses, healthcare providers and their business associates of individually identifiable health records. While Flagship’s members own and control their own personal health records, the Flagship’s maintenance of these records using MedVaultTM may subject Flagship to HIPAA regulations. Furthermore, legislation regarding HIPAA is evolving and often confusing as it applies to new businesses such as Flagship. Violation of HIPAA could result in substantial penalties that could adversely affect Flagship’s future.

ITEM 7. FINANCIAL STATEMENTS.

Reference is made to page F-1 herein for the Index to the Financial Statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES.

Our disclosure controls and procedures are designed to ensure that material information relating to the Company are made known by others within the Company to our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and others in the Company involved in the preparation of our annual report and our quarterly reports. The Company has evaluated, with the participation of the Company’s CEO and CFO, the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2005, pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the CEO and CFO identified deficiencies that existed in the design or operation of our internal control over financial reporting that it considered to be "material weaknesses." The Public Company Accounting Oversight Board had defined a material weakness as a "significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected."

The material weaknesses identified relate to:

•
As of December 31, 2005 there was a lack of accounting personnel with the requisite knowledge of US Generally Accepted Accounting Principles in the US (“GAAP”) and the financial reporting requirements of the Securities and Exchange Commission.

•
As of December 31, 2005 there were insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements GAAP and SEC disclosure requirements.

•	As of December 31, 2005 there was a lack of segregation of duties, in that we had only one person performing all accounting-related duties.

Notwithstanding the existence of this material weaknesses in our internal control over financial reporting, our management believes, including our Chief Executive Officer and Chief Financial Officer that the consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

We are in the process of designing and implementing improvements in our internal control over financial reporting to address the material weaknesses described above. In addition, we intend to acquire additional accounting resources with the expertise needed to assist us in preparation of our financial statements.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

As of March 31, 2006, set forth below are the names of Finity’s directors and officers, their ages, all positions and offices that they hold with Finity, the period during which they have served as such, and their business experience during at least the last five years.

Name	Age	Position Held	Experience

Fred F. Nazem	65	Chairman and CEO
Mr. Nazem has been the Chairman of the Board of Directors of Finity and its Chief Executive Officer since January 2006, and has served in the same capacity for Flagship since February 2004. A venture capitalist since the early 1970’s, he launched Nazem & Lieber in 1981 and Nazem & Company in 1983. Since then he has been the Managing Partner of Nazem & Company. Mr. Nazem has been an entrepreneur, venture capitalist and corporate turnaround specialist for more than 30 years. He has started, financed or guided several dozen companies, including Oxford Health Plans, Cirrus Logic (CRUS), Universal Health Services (UHS), Genesis Health Ventures, Medical Care International, Sportsline.com and Apollo Computers (now part of Hewlett-Packard’s computer division), most of which have become multibillion-dollar enterprises. As Chairman of Oxford Health Plans, he led the reorganization and successful turnaround of the company when it experienced operational and financial difficulties in 1997. Mr. Nazem has a BS in Biochemistry, an MS in Physical Chemistry, both from the Ohio State University, and an MBA in Finance from Columbia University. He has also done doctoral work in Nuclear Physics at Washington University. Mr. Nazem serves on the Science and Technology Advisory Board of Columbia Presbyterian Medical Center and through the Nazem Family Foundation he has supported many civic, educational and healthcare related causes.

Michael Holland	61	Director
Michael Holland has been a Director of Finity since February 2006 and has served in the same capacity for Flagship since November 2004. He is the Chairman of Holland & Company, a private investment firm he founded in 1995 in New York City and the President and Founder of the Holland Balanced Fund. He began his career at J.P. Morgan in 1968 where he spent twelve years managing both equity and fixed income assets for major institutional clients as well as wealthy individuals. He served as Chief Executive Officer of First Boston Asset Management in the early 1980’s and later served as Chairman of Salomon Brothers Asset Management. Mr. Holland has been Chairman of a number of mutual funds, a General Partner of the Blackstone Group and a CEO of Blackstone Alternative Asset Management, and is the former Vice Chairman of Oppenheimer & Co., Inc. He is on the Board of Directors of The China Fund, a NYSE-listed company, the Vanguard Charitable Endowment and the State Street Master Trust Fund. Mr. Holland graduated from Harvard University with a concentration in English in 1966. In 1968 he received his M.B.A. in finance from Columbia University.

Richard Howard	56	Director
Mr. Howard has been a Director of Finity since February 2006 and has served in the same capacity for Flagship since November 2004. From July 2004 to August 2005, he was the President of Flagship. From 2003 to 2004, he was the Managing Director of BLH Strategies, a consulting firm that provides management services to companies and nonprofit organizations. From 1985 to 2003, he worked for Genesis Health Ventures, Inc. At various times during his seventeen years with Genesis he served as Vice Chairman, President and Chief Operating Officer. He also served as a member of the Board of Directors for all seventeen years. He received a BS in Economics and Corporate Finance from the Wharton School at the University of Pennsylvania.

Michael Huckabee	50	Director
Governor Huckabee has been a Director of Finity since February 2006 and has served in the same capacity for Flagship since September 2005. A significant part of his adult life was spent as a pastor and denominational leader. Michael Huckabee was first elected lieutenant governor of Arkansas in 1993 and has served as governor since July 1996. Governor Huckabee is recognized as a national leader in the areas of education reform and health care reform. He became chairman of the National Governors Association in July 2005 and will serve as the leader of the nation’s governors until July 2006. Governor Huckabee is also the chairman of the Education Commission of the States until July 2006. In addition, he is the immediate past president of the Council of State Governments and the immediate past state co-chairman of the Delta Regional Authority. Governor Huckabee is also a former chairman of the Southern Regional Education Board, the Southern Grown Policies Board, the Southern Technology Council and the Southern International Trade and the Interstate Oil & Gas Compact Commission. Governor Huckabee’s fourth book, “Quit Digging your Grave with a Knife and Fork” was released in May 2005 and has received favorable reviews. In 1975, Governor Huckabee graduated magna cum laude from Ouachita Baptist University in Arkadelphia, Arkansas and attended Southwestern Baptist Theological Seminary from 1976 to 1977.

Barbara McNeil, MD	64	Director
Dr. Barbara McNeil has been a Director of Finity since February 2006 and has served in the same capacity for Flagship since December 2005. She has worked in the fields of health policy and radiology (nuclear medicine) for over 25 years at Harvard Medical School and the Brigham and Women’s Hospital. She serves on the Board of Directors of Cardiovascular Therapeutics (CVTX); in this capacity she serves on the Audit Committee and is chair of the Nominating and Governance Committee. She is also on the Board of Edwards Lifesciences (EW). Prior to this Dr. McNeil was the founding head of the Department of Health Care Policy at Harvard Medical School, the largest research unit in this area at Harvard University. For over ten years she ran the Center for Cost-Effective Care at the Brigham and Women’s Hospital. Dr. McNeil practices nuclear medicine at the Brigham and Women’s Hospital and works actively with the chief of the department on general strategic issues within radiology. She received her AB degree from Emmanuel College in 1962 and her MD in 1966 and PhD degree in 1972 from Harvard University. She also attended the Advanced Management Program (AMP) at Harvard Business School in 1986. At Harvard Medical School she was one of the first tenured women.

Benjamin Safirstein, MD	66	Director and EVP - Chief Medical Officer
Dr. Safirstein has been a Director and EVP and Chief Medical Officer of Finity since February 2006 and has served in the same capacity for Flagship since February 2004. He did his medical training at The Mount Sinai Hospital of New York, where he was Chief Medical Resident, and his pulmonary training at the Brompton Hospital, London England, as a fellow of the National Tuberculosis Foundation. Dr. Safirstein is board certified in Internal Medicine and pulmonary medicine. Dr Safirstein was a co-founder and Chief Medical Officer of Oxford Health Plans and was a director from 1985 to 2004. He serves as chairman of the Scientific Committee of the Arthur Ashe Foundation, is Founder of the New Jersey Asthma Foundation and is the author of over 50 peer reviewed publications on Respiratory Medicine. Dr. Safirstein received his medical degree from The Chicago Medical School in 1965.

Brian Stafford	57	Director
Mr. Stafford has been a Director of Finity since February 2006 and has served in the same capacity for Flagship since November 2004. He was Director of the United States Secret Service from March 1999 until he retired in January 2003. Mr. Stafford began his tenure with the Secret Service in 1971 as a field office special agent rising in the ranks during his career to supervisory position in both protective and investigative assignments, including Special Agent in Charge of the Presidential Protection Division. Mr. Stafford serves on the Board of Trustees of Mount Union College in Alliance, Ohio where he received a BA degree in 1969 and an honorary Doctorate in Human Letters.

Richard P. Torykian, Sr.	66	Director
Mr. Torykian has been a Director of Finity since February 2006 and has served in the same capacity for Flagship since March 2004. He currently is a Director at Lazard Freres & Company. He is a member of the Board of Sponsors, Mercy Hospital, Rockville Centre, NY and was the founding chairman of the Chaminade High School Development Fund and advisor to the Catholic Big Brothers of New York City. He is a trustee of the Intrepid Sea-Air-Space Museum headquartered aboard the USS Intrepid. Mr. Torykian received his BA in Chemistry from St. Michaels College in 1961, MS in Chemical Engineering from St. Joseph’s University in 1963 and MBA in Finance from Adelphia University in 1970.

Philip Barak	53	VP - Chief Financial Officer and Corporate Secretary
Mr. Barak has been the VP - Chief Financial Officer and Corporate Secretary of Finity since February 2006 and has served in the same capacity for Flagship since February 2004. For over the past twenty years he has been a General Partner and Chief Financial Officer of Nazem & Company, a venture capital firm founded in 1976. During that time he served on the Boards of Directors of several public and private companies and worked with venture backed companies in structuring and negotiating financings. He holds a BS in Accounting from Rider University and is a Certified Public Accountant and a member of the AICPA and NYSSCPA.

John H. Flood III	54	EVP - Chief Marketing Officer and Corporate Counsel
Mr. Flood has been an EVP and Chief Marketing Officer of Finity since February 2006 and has served in the same capacity for Flagship since February 2005. For the six months prior, he served as a consultant to the Company. From 1994 - 2004 Mr. Flood was the managing partner of Flood Donohue Johnston & McShane where he specialized in transactional law, negotiated physician employment contracts and also practiced in the areas of sports and entertainment law. From 1984 - 1994 he worked for NFL Properties, the centralized marketing company of the National Football League where he served as company counsel, Executive Vice President of Business Affairs and President. While at NFL Properties, the company grew from relatively modest sales in 1984 to over a billion dollars in retail sales by 1994. Mr. Flood has served on the Nominating Committee for the Harvard University Board of Overseers, Harvard University’s New York Schools and Scholarships Committee, has been a Board Member and Selector of the Lawrenceville School Alumni Association and has served as a Board Member of St. Michael’s Heart Research Institute in Newark, NJ. He received his AB in Psychology from Harvard University and his JD from the University of Virginia School of Law. He is admitted to the bar in the states of New York and New Jersey.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities and Exchange Act of 1934 requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial statements of beneficial ownership on Form 3, reports of changes in ownership on Form 4 and annual reports concerning their ownership on Form 5. Executive officers, directors and greater than 10% stockholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file.

To the best of our knowledge, during the fiscal year ended December 31, 2005, all executive officers, directors and greater than 10% stockholders filed the required reports in a timely manner.

Audit Committee

The Company does not currently have a separately designated standing audit committee, rather the entire board of directors is acting as the Company’s audit committee.

Code of Ethics

The Company has not adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company plans on adopting such a code of ethics upon the consummation of the Exchange Agreement.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the Chief Executive Officer and each of the most highly compensated executive officers of Finity and Flagship who were serving as of December 31, 2005, whose aggregate annual salary and bonus exceeded $100,000 for each year indicated, with respect to services rendered by such persons. These officers and directors hold identical salaries and positions in Finity following the Exchange, except as noted in the footnotes, below.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Annual Compensation			Long-Term Compensation
		Salary ($)	Bonus ($)	Other Annual Compensation ($)	Awards		Payouts	All Other Compen-sation ($)
					Restricted Stock Awards ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)

Gregory Boss Chief Executive Officer, President (1)(6)	2005 2004 2003	40,000 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

Fred F. Nazem Chief Executive Officer (1)(4)	2005 2004 2003	275,000 208,333 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

Stephen J. O’Brien, MD (2)(4)	2005 2004 2003	265,150 125,000 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

Richard Howard President (3)(4)	2005 2004 2003	166,667 135,417	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

John H. Flood III EVP - Sales (5)	2005 2004 2003	272,610 0 0	0 0 0	0 0 0	0 0 0	800,000 750,000 0	0 0 0	0 0 0

Benjamin Safirstein, MD EVP - Chief Medical Director (4)	2005 2004 2003	200,000 137,500 0	0 0 0	0 0 0	0 0 0	200,000 1,000,000 0	0 0 0	0 0 0

Philip Barak, VP - Chief Financial Officer	2005 2004 2003	186,345 0 0	0 0 0	0 0 0	0 0 0	0 100,000 0	0 0 0	0 0 0

(1)
Effective January 17, 2006, Gregory Boss resigned as Chief Executive Officer and President of the Company. Effective January 17, 2006 Fred Nazem assumed the responsibilities of Mr. Boss as Chief Executive Officer and President and was appointed to the Board of Directors of the Company.

(2)	Effective November 8, 2005, Stephen J. O’Brien, MD resigned as an officer and director of Flagship. He will not be an officer or director of Finity.
(3)	Effective August 31, 2005 Richard Howard resigned as President of Flagship. He will not be an officer of Finity but will be a director. These options have terminated.
(4)	All 2004 compensation was paid in common stock.
(5)	The options granted to Mr. Flood in 2004 were awarded to him when he was employed by the Company as an independent consultant and are non-qualified stock options.

(6)	The $40,000 represents the fair value of the 4,000,000 shares issued to Mr. Boss.

OPTION/SAR GRANTS IN LAST 12 MONTHS

The following table sets forth the grant of stock options made as of December 31, 2005 to the persons named in the Summary Compensation Table:

Name	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in Fiscal Period	Exercise Price per Share	Expiration Date

Benjamin Safirstein	200,000	6.91%	$0.20	6/20/15
John H. Flood III	750,000	25.92%	$0.10	11/08/14
	800,000	27.64%	$0.20	6/20/15

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION/SAR VALUES

The following table sets forth information with respect to unexercised stock options held by the persons named in the Summary Compensation Table at December 31, 2005.

	Number of Unexercised Options at Fiscal Year-End		Value of Unexercised in-the-Money Options at Fiscal Year-End($)

Name	Exercisable	Unexercisable	Exercisable	Unexercisable

John H. Flood III	750,000	0	$174,750	$0
Philip Barak	50,000	50,000	$11,650	$11,650

LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR

The following table sets forth information with respect to awards made to persons named in the Summary Compensation Table pursuant to a long-term incentive plan in the fiscal year ending December 31, 2005.

Name	Number of Shares, Units or Other Rights	Performance or Other Period Under Maturation or Payout	Estimated Future Payouts Under Non-Stock Price-Based Plans
			Threshold	Target	Maximum
None	0	0	0	0	0

Compensation of Directors

In 2005, Finity issued 4,000,000 shares of its common stock to Gregory Boss, its President, Chief Executive Officer and Director, for his services. At the time of issuance, Gregory Boss was the sole director and officer of the Company. These shares were recorded at their fair value of $40,000.

The independent Directors of the Company receive a grant of 100,000 shares of common stock of the Company which shares vest 25% upon grant and the remainder ratably over three years from the date of each director joining the Board. Directors are also reimbursed for out-of-pocket expenses in connection with attendance at Board of Directors’ and/or Board committee meetings.

Employment Agreements

The Company does not have formal employment agreements with its other employees. However all members of management and other key employees have limited employment letter agreements with Flagship that stipulate the amount of annual compensation, other employment benefits, and participation in Flagship’s stock option plan. There are currently no agreements with any employees with regards to severance. All members of management and other key employees have signed an Inventions, Confidentiality and Non-Competition Agreement with the Company.

Benefit Plans

Flagship has a Stock Option and Grant Plan in place to provide incentives to its employees, directors and any other personnel working in conjunction with Flagship. Finity plans to adopt a new stock option and grant plan upon completion of the Exchange that will incorporate the grants made under the Flagship Plan. Any future stock options granted under the Company’s plan shall be pursuant to a formal option agreement.

Other than the aforementioned plan, the Company maintains a 401K Retirement Plan for the benefit of its employees. Currently the Company does not contribute to the 401K Retirement Plan, but the Company may elect do so in the future.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Company has 55,761,512 shares of Common Stock issued and outstanding. The following table reflects, the beneficial common stock ownership of: (a) each former director of the Company, (b) each named executive officer, (c) each person known by the Company to be a beneficial owner of five percent (5%) or more of its common stock and (d) all executive officers and directors of the Company as a group as of March 31, 2006:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class

Flagship Healthcare Management, Inc. 432 Park Avenue South, 13th Floor New York, NY 10016	34,000,000	60.9%

Glenn M. Gallant 1260 East Oakland Park Blvd. Ft. Lauderdale, FL 33334	5,315,625	9.5%

Douglas R. Baetz 1260 East Oakland Park Blvd. Ft. Lauderdale, FL 33334	5,315,625	9.5%

Gregory Boss c/o 3804 So. Highland Drive Salt Lake City, Utah 84106	4,000,000	7.2%

ALL DIRECTORS AND OFFICERS AS A GROUP	4,000,000	7.2%

The following table sets forth each person known by us to be the beneficial owner of five percent or more of Flagship’s common stock, all directors individually and all directors and officers as a group as of December 31, 2005, after giving effect to the Closing. Each person named below has sole voting and investment power with respect to the shares shown unless otherwise indicated.

Name and Address of Beneficial Owner*	Amount of Beneficial Ownership After Closing	Percentage of Class

Fred Nazem	22,194,351 (1)	37.88%

Stephen J. O’Brien, MD 300 North Street Greenwich, CT 06830	11,316,230 (2)	19.86%

Laurus Master Fund, Ltd. c/o M&C Corporate Services Limited P.O. Box 309 GT Ugland House George Town South Church Street Grand Cayman, Cayman Islands	7,778,536 (3)	12.52%

John H. Flood, III	4,035,034 (4)	6.87%

Benjamin Safirstein, MD	2,113,568 (5)	3.71%

Richard Howard	677,083 (6)	1.19%

Philip Barak	575,000 (7)	1.01%

Brian Stafford	126,923 (8)	.22%

Richard Torykian	50,000 (8)	.09%

Michael Holland	126,923 (8)	.22%

ALL DIRECTORS AND OFFICERS AS A GROUP	29,898,882	51.19%

*Except as otherwise noted, the address is that of the Company.

(1) Includes 372,263 shares held by Nazem, Inc., a company that Mr. Nazem owns 100%, the conversion of a $1,000,000 Secured Convertible Term Note at $0.90 per share into 1,111,111 shares of common stock, the exercise of 504,656 warrants exercisable at $0.92 per share, 25,944 shares held in the Alexander Gharib Nazem Trust and 25,944 shares held in the Taraneh Gharib Nazem Trust, Mr. Nazem’s children. Susie Gharib Nazem, Mr. Nazem’s wife is the Trustee. Mr. Nazem disclaims beneficial ownership of the shares held in trust for his children.
(2) Dr. O’Brien has entered into a Voting Trust Agreement whereby the Board of Directors of Flagship has the right to vote all of the shares owned by Dr. O’Brien.
(3) Includes the conversion of a $4,100,000 Secured Convertible Term Note at $0.90 per share into 4,555,556 shares of common stock and the exercise of 621,118 warrants exercisable at $0.92 per share.
(4) Includes the conversion of a $500,000 Secured Convertible Term Note at $0.90 per share into 555,556 shares of common stock and the exercise of 135,870 warrants exercisable at $0.92 per share, each held by OldIron Sports and Entertainment Company, Ltd., of which Mr. Flood is a 50% owner, and the exercise of 116,460 warrants exercisable at $0.92 per share, 750,000 options exercisable at $0.10 per share and 200,000 vested options exercisable at $0.20 per share, all held by Mr. Flood. The 750,000 options are subject to the right of repurchase by the Company.
(5) Includes the conversion of a $50,000 Secured Convertible Term Note at $0.90 per share into 55,556 shares of common stock, the exercise of 13,587 warrants exercisable at $0.92 per share, and 1,300,000 shares held by the Safirstein Family Trust 1991 for the benefit of Dr. Safirstein’s children. Sheila Safirstein, Dr. Safirstein’s wife, is the Trustee of the Trust. Dr. Safirstein disclaims beneficial ownership of shares held in the Trust.
(6) Includes 25,000 options exercisable at $0.89 per share.
(7) Includes 75,000 options exercisable at $0.035 per share.
(8) Includes 50,000 options exercisable at $0.20 per share.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In 2005, Finity issued 4,000,000 shares of its common stock to Gregory Boss, its President, Chief Executive Officer and Director, for his services. At the time of issuance, Gregory Boss was the sole director and officer of the Company. These shares were recorded at their fair value of $40,000.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits. The following exhibits of the Company are included herein.

Exhibit No.	Description

Exhibit 3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Company’s Form 10-SB, filed June 18, 1998)

Exhibit 3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Form 10-SB, filed June 18, 1998)

Exhibit 4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Form 10-SB, filed June 18, 1998)

Exhibit 31.1(1)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2(1)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1(1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2(1)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

___________
(1) Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed or to be billed for professional services rendered by our independent registered public accounting firm for the audit of our annual financial statements, review of financial statements included in our quarterly reports and other fees that are normally provided by the accounting firm in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2005 and December 31, 2004 were $12,765 and $0, respectively.

Audit Related Fees

There were no fees billed or to be billed for assurance and related services by our independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2005 and 2004.

Tax Fees

There were no fees billed for professional services rendered by our independent registered public accounting firm for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2005 and 2004.

All Other Fees

There were no other fees billed for services by Malone & Bailey, PC for either audit related or non audit services by Malone & Bailey, PC for the fiscal years ended December 31, 2005 and 2004.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINITY HOLDINGS, INC.

By:	/s/ Fred F. Nazem
Fred F. Nazem, Chief Executive Officer

Date: April 7, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Fred F. Nazem	Chief Executive Officer	April 7, 2006
Fred F. Nazem	(Principal Executive Officer)

/s/ Philip E. Barak	Chief Financial Officer	April 7, 2006
Philip E. Barak	(Principal Financial and Accounting Officer)

/s/ Michael Holland	Director	April 7, 2006
Michael Holland

/s/ Richard Howard	Director	April 7, 2006
Richard Howard

/s/ Michael Huckabee	Director	April 7, 2006
Michael Huckabee

/s/ Barbara McNeil	Director	April 7, 2006
Barbara McNeil

Finity Holdings, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Finity Holdings, Inc.
New York, NY

We have audited the accompanying balance sheet of Finity Holdings, Inc. as of December 31, 2005 and the related statements of expenses, changes in stockholders' deficit and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of Finity’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Finity as of December 31, 2005 and the results of its operations and its cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Finity will continue as a going concern. As discussed in Note 2 to the financial statements, Finity has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas
February 24, 2006

FINITY HOLDINGS, INC.
BALANCE SHEET
December 31, 2005

ASSETS
ASSETS	$-
LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Accounts payable	$76
Commitments	-
STOCKHOLDERS’ DEFICIT
Common stock, $.001 par value, 100,000,000 shares authorized, 55,761,512 shares issued and outstanding	55,761
Additional paid-in capital	8,789,484
Retained deficit	(8,845,321)
Total stockholders’ deficit	(76)
Total Liabilities and Stockholders’ Deficit	$-

See accompanying summary of accounting policies and notes to financial statements.

FINITY HOLDINGS, INC.
STATEMENTS OF EXPENSES
Years Ended December 31, 2005 and 2004

	2005	2004
General and administrative expenses	$54,951	$48,676
Interest expense	10,410	19,738
Net loss	$(65,361)	$(68,414)

Basic and diluted net loss per share	$(0.00)	$(0.00)
Weighted average shares outstanding	52,536,364	50,878,073

See accompanying summary of accounting policies and notes to financial statements.

FINITY HOLDINGS, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
Years Ended December 31, 2005 and 2004

	Common Stock
	Shares	Par	Paid-In Capital	Retained Deficit	Totals

Balances, 12/31/03	50,878,073	$50,878	$8,447,817	$(8,771,546)	$(212,851)
Imputed interest	-	-	19,738	-	19,738
Net loss	-	-	-	(68,414)	(68,414)
Balance, 12/31/04	50,878,073	50,878	8,467,555	(8,779,960)	(261,527)
Shares issued - for services - for litigation settlement	4,000,000 1,200,000	4,000 1,200	36,000 10,800	- -	40,000 12,000
Imputed interest	-	-	10,410	-	10,410
Debt forgiveness from related party	-	-	264,402	-	264,402
Cancellation of shares	(316,561)	(317)	317
Net loss	-	-	-	(65,361)	(65,361)
Balances, 12/31/05	55,761,512	$55,761	$8,789,484	$(8,845,321)	$(76)

See accompanying summary of accounting policies and notes to financial statements.

FINITY HOLDINGS, INC.
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2005 and 2004

	2005	2004
Cash flows from operating activities:
Net loss	$(65,361)	$(68,414)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest	10,410	19,738
Shares issued for services	40,000	-
Shares issued for litigation settlement	12,000
Changes in:
Accounts payable	76	-
Net cash used in operating activities	(2,875)	(48,676)
Cash flow from financing activities:
Advances from related party	2,693	48,616
Net change in cash	(182)	(60)
Cash at beginning of year	182	242
Cash at end of year	$-	$182
Supplemental disclosures:
Cash paid for income tax	$-	$-
Cash paid for interest	-	-
Non-cash transaction:
Forgiveness of debt by a related party	$264,402	$-

See accompanying summary of accounting policies and notes to financial statements.

FINITY HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Nature of business. Finity Holdings, Inc. (“Finity”) was incorporated in Delaware on February 5, 1993. Finity did not have operations during 2005 or 2004.

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

Income taxes. Income tax expense is based on reported earnings before income taxes. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for consolidated financial reporting purposes and such amounts recognized for tax purposes, and are measured by applying enacted tax rates in effect in years in which the differences are expected to reverse.

Basic and diluted net loss per share. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended December 31, 2005 and 2004, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

Finity applies APB No. 25 in accounting for its stock option plans and, accordingly, no compensation cost has been recognized in Finity’s financial statements for stock options under any of the stock plans which on the date of grant the exercise price per share was equal to or exceeded the fair value per share. There were no options or warrants granted during 2005 and 2004.

Recently Issued Accounting Pronouncements. In December 2004, the FASB issued SFAS No. 123R, “Accounting for Stock-Based Compensation.” SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No. 123R, only certain pro forma disclosures of fair value were required. SFAS No. 123R shall be effective for small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.

Finity does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on their consolidated financial position, results of operations or cash flow.

NOTE 2 - GOING CONCERN

Finity incurred a net loss of $65,361 during 2005, and has an accumulated deficit of $8,845,321 as of December 31, 2005. These conditions create an uncertainty as to Finity’s ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock as well as seeking financing from third parties. The financial statements do not include any adjustments that might be necessary if Finity is unable to continue as a going concern.

NOTE 3 -RELATED PARTY TRANSACTIONS

The majority shareholder advances money to Finity on an as-needed basis. The advances are due on demand, bear no interest and have no collateral. Interest was imputed at 8%. During 2005, imputed interest of $10,410 was charged to additional paid in capital.

During the third quarter of 2005, the majority shareholder released the entire receivable amount from Finity and Finity recognized $264,402 of additional paid in capital as a result of the forgiving debt.

In 2005, Finity issued 4,000,000 shares of its common stock to Gregory Boss, its President, Chief Executive Officer and Director, for his services. At the time of issuance, Gregory Boss was the sole director and officer of the Company. These shares were recorded at their fair value of $40,000.

NOTE 4 - COMMON STOCK

During 2005:

Finity issued 4,000,000 shares of its common stock to Gregory Boss, its President, Chief Executive Officer and Director, for his services. These shares were recorded at their fair value of $40,000.

Finity issued 1,200,000 shares of its common stock to settle a Class Action Settlement Agreement dated September 30, 2002. These shares were recorded at their fair value of $12,000.

Finity cancelled 316,561 shares of its common stock previously issued.

NOTE 5 - INCOME TAXES

Finity uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. Finity has incurred net losses and has no tax liability. The net deferred tax asset generated by the loss carry-forwards has been fully reserved. The cumulative net operating loss carry-forward is approximately $7,450,000 at December 31, 2005, and will expire in 2015 and 2025.

At December 31, 2005, deferred tax assets consisted of the following:

Deferred tax assets
Net operating losses	$2,533,000
Less: valuation allowance	(2,533,000)
Net deferred tax asset	$-

NOTE 6 - STOCK OPTIONS AND WARRANTS

Finity’s Stock Option Plan provides for the grants of non-qualified options to its senior management. The plan is administered by the Board of Directors, who have substantial discretion to determine the persons, amounts, time, price, exercise terms, and restrictions, if any, with respect to the grants.

Finity uses the intrinsic value method of calculating compensation expense for employees, as described and recommended by APB Opinion 25, and allowed by FASB Statement 123. During 2005 and 2004, no compensation expense was recognized for the issuance of options and warrants, because no options or warrants were granted.

Summary information regarding options is as follows:

	Options	Weighted average Exercise Price
Outstanding at December 31, 2003	300,000	$.26
Expired	(200,000)	$.27
Outstanding at December 31, 2004	100,000	$.23
Expired	(100,000)	$.23
Outstanding at December 31, 2005	-	-

NOTE 7 - SUBSEQUENT EVENTS

On January 30, 2006, Flagship Healthcare Management, Inc. (“Flagship”) purchased 34,000,000 shares of common stock from Common Solutions, LLC, the majority shareholder of Finity, for $240,000. As a result, Flagship controls 60.9% of voting stock of Finity.

On January 30, 2006, Finity entered into a Share Exchange Agreement (the "Exchange Agreement") with all of the stockholders (the "Stockholders") of Flagship. The closing of this agreement shall occur immediately following Finity’s filing of a Restated and Amended Certificate of Incorporation which shall effectuate a name change of Finity, a one hundred twenty-five (125) for one (1) reverse stock split, and an increase in the authorized shares to a total of 130,000,000 shares of capital stock (the “Closing”). After the closing of the Exchange Agreement, the minority Finity shareholders will own approximately 174,902 shares of Finity common stock, less than 1%, after the reverse stock split. Finity will acquire all of the issued and outstanding capital stock of Flagship from the Stockholders on a one for one basis in exchange for an aggregate of 55,500,255 newly-issued shares of Finity’s common stock (the “Exchange”). Finity will be filing a proxy statement seeking shareholder approval. The Exchange is intended to constitute a tax-free reorganization pursuant to the provisions of Section 368(a)(1)(B) of the Internal Revenue Code of 1986. Upon completion of the Exchange with Flagship, Finity will cease to be a shell company and the operations of Flagship will be the only operations of Finity.