Form 10QSB
period 2006-03-31
FINITY HOLDINGS INC
filed 2006-05-12
CIK 1051985

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended March 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
EXCHANGE ACT
For the transition period from __________to________

Commission File Number: 000-30556

Finity Holdings, Inc.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	11-3210792
(State or Other Jurisdiction	(I.R.S. Employer Identification No.)
Of Incorporation or Organization)

432 Park Avenue South, 13th Floor
New York, NY 10016

(Address of Principal Executive Offices)

(212) 340-9100

(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.
Yes ☒ No☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ☒ No☐

The number of shares of common stock of the issuer outstanding at April 25, 2006 was 55,761,512.

Transitional Small Business Disclosure Format (check one):	Yes ☐ No☒

FINITY HOLDINGS, INC.
INDEX TO FORM 10-QSB
March 31, 2006

PART I

ITEM 1. FINANCIAL STATEMENTS.

FINITY HOLDINGS, INC.
BALANCE SHEETS
March 31, 2006
(unaudited)

	March 31, 2006	December 31, 2005
	(unaudited)	(audited)
ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities:
Accounts payable	$76	$76
	76	76

Stockholders’ Deficit:
Common stock, $.001 par value, 100,000,000 shares
authorized, 55,761,512 shares issued and outstanding	55,761	55,761
Additional paid-in capital	8,793,484	8,789,484
Retained deficit	(8,849,321)	(8,845,321)
Total stockholders’ deficit	(76)	(76)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

FINITY HOLDINGS, INC.
STATEMENTS OF EXPENSES
Three Months Ended March 31, 2006, and 2005
(unaudited)

	2006	2005
General and administrative expenses	$4,000	$111

Other expense
Interest expense	-	5,163

NET LOSS	$(4,000)	$(5,274)

Basic and diluted net loss per share	$(.00)	$(.00)
Weighted average shares outstanding	55,761,512	50,878,073

FINITY HOLDINGS, INC.
STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2006 and 2005
(unaudited)

	2006	2005
Cash Flows from Operating Activities
Net loss	$(4,000)	$(5,274)
Adjustments to reconcile net loss to net cash
used in operating activities:
Imputed interest - related party	-	5,163
Net Cash used in Operating Activities	(4,000)	(111)

Cash Flow from Financing Activities
Proceeds from related party	4,000	51

Net change in cash	-	(60)
Cash at beginning of period	-	182
Cash at end of period	$-	$122

Supplemental disclosure:
Income taxes paid	$-	$-
Interest paid	-	-

FINITY HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Finity Holdings, Inc. (“Finity” or the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in Finity’s Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in Finity’s audited financial statements for 2005 as reported in the 10-KSB have been omitted.

NOTE 2 - EQUITY

On January 30, 2006, Flagship Patient Advocates, Inc. (formerly Flagship Healthcare Management, Inc.) (“Flagship”) purchased 34,000,000 shares of common stock from Common Solutions, LLC, the majority shareholder of Finity, for $240,000. As a result, Flagship controls 60.9% of voting stock of Finity.

NOTE 3 - SHARE EXCHANGE

On January 30, 2006, Finity entered into a Share Exchange Agreement (the "Exchange Agreement") with all of the stockholders (the "Stockholders") of Flagship. The closing of this agreement shall occur immediately following Finity’s filing of a Restated and Amended Certificate of Incorporation which shall effectuate a name change of Finity, a one hundred twenty-five (125) for one (1) reverse stock split, and an increase in the authorized shares to a total of 130,000,000 shares of capital stock (the “Closing”). After the closing of the Exchange Agreement, the minority Finity shareholders will own approximately 174,902 shares of Finity common stock, less than 1%, after the reverse stock split. Finity will acquire all of the issued and outstanding capital stock of Flagship from the Stockholders on a one for one basis in exchange for an aggregate of 55,587,755 newly-issued shares of Finity’s common stock (the “Exchange”). Finity filed a proxy statement on April 20, 2006 seeking shareholder approval. The Exchange is intended to constitute a tax-free reorganization pursuant to the provisions of Section 368(a)(1)(B) of the Internal Revenue Code of 1986. Upon completion of the Exchange with Flagship, Finity will cease to be a shell company and the operations of Flagship will be the only operations of Finity. Since the stockholders of Flagship will receive the majority of the voting shares of Finity, Finity will carry on the business of Flagship, and the officers and directors of Flagship will become the officers and directors of Finity, the transaction will be accounted for as Flagship being the accounting acquirer (legal acquiree) and Finity being the accounting acquiree (legal acquirer). Since at the closing Finity was a non-operating shell corporation no longer meeting the definition of a business as defined in EITF Consensus 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business, the transaction will be equivalent to Flagship issuing stock for the net liabilities of Finity accompanied by a recapitalization. The accounting will be identical to that resulting from a reverse acquisition, except that there will be no adjustments to the historic carrying values of the assets and liabilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Risk Factors

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

The Company may be unable to fund future growth.

Flagship’s business strategy calls for expansion through an increase in sales of membership by its internal and external sales forces. To this end, the Company has decided to invest substantial funds to increase its sales and marketing resources in order to grow revenues. In order to implement this strategy, the Company will require funding for additional personnel, capital expenditures and other expenses, as well as for working capital purposes. Financing may not be available to the Company on favorable terms, if at all. If adequate funds are not available on acceptable terms, then the Company may not be able to meet its business objectives for expansion. This, in turn, could harm the Company’s business, results of operations and financial condition. In addition, if the Company raises additional funds through the issuance of equity or convertible debt securities, or a combination thereof, then the shareholders will suffer dilution, and any new securities may have rights, preferences and privileges senior to those of the common stock. Furthermore, if the Company raises capital or acquires businesses by incurring indebtedness, the Company will become subject to the risks associated with indebtedness, including interest rate fluctuations and any financial or other covenants that the Company’s lender may require. Moreover, if the Company’s strategy to increase its sales and marketing resources in order to grow revenues does not produce the desired result, then the Company may incur significant, unrecoverable expenses. In light of these factors, among others, our independent registered public accounting firm has stated that there is substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result for the outcome of this uncertainty

The Company is exposed to the general condition of the healthcare market.

The Company’s business is subject to global economic conditions, and in particular, market conditions in the healthcare industry. The Company’s operations may be adversely affected by the continued declines in employee benefit spending by large corporations and small to medium sized businesses. If global economic conditions worsen, or a prolonged slowdown in providing such benefits exists, then the Company may experience adverse operating results.

Results of Operations

We ceased operations on June 5, 2001 and have focused on paying the Company debts, managing Company business and resolving legal issues. Our recent operating history offers little or no guidance with respect to our financial performance in the future.

As of March 31, 2006, the Company has no significant operations. The Company does not expect to have significant operating expenses except for legal and accounting expenses.

Three Months Ended March 31, 2006 Compared with Three Months Ended March 31, 2005

Revenues. We recorded no sales for the three months ended March 31, 2006 which resulted in no change from the same period in 2005.

General and Administrative Expenses. General and administrative expenses totaled $4,000 for the three months ended March 31, 2006, the total of which was for the 2005 year end audit. This compares with general and administrative expenses of $111 for the same period in 2005.

Interest Expense. Interest expense for the three months ended March 31, 2006 was $-0- as compared to $5,163 for the same period in 2005. The decrease for the current three months is a result of the forgiveness of the shareholder note during the third quarter of 2005.

Net loss. The Company had net loss for the three months ended March 31, 2006, of $4,000 compared to a loss of $5,274 for the same period in 2005.

Liquidity and Capital Resources

Changes in cash flow. As of March 31, 2006 the Company had cash of $-0- which represents no change from the cash position as of December 31, 2005.

For the three months ended March 31, 2006, the Company had $4,000 from financing activities. This is the result of Flagship paying certain accounting expenses on behalf of Finity. These amounts were forgiven by Flagship and have been recorded as additional paid in capital in the accompanying financial statements.  This compares to $51 for the same period in 2005.

Liquidity. The Company has resolved its lack of liquidity with its impending reverse merger with Flagship.

ITEM 3. CONTROLS AND PROCEDURES.

Our disclosure controls and procedures are designed to ensure that material information relating to the Company are made known by others within the Company to our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and others in the Company involved in the preparation of our annual report and our quarterly reports. The Company has evaluated, with the participation of the Company’s CEO and CFO, the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2006, pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the CEO and CFO identified deficiencies that existed in the design or operation of our internal control over financial reporting that it considered to be "material weaknesses." The Public Company Accounting Oversight Board defined a material weakness as a "significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected."

The material weakness identified relate to:

•	the lack of sufficient knowledge and experience among the internal accounting personnel regarding the application of US GAAP and SEC requirements;

•	insufficient written policies and procedures for accounting and

•	financial reporting with respect to the current requirements and application of US GAAP and SEC disclosure requirements; and

•	segregation of duties, in that we had only one person performing all accounting-related duties.

Notwithstanding the existence of this material weakness in our internal control over financial reporting, our management believes, including our Chief Executive Officer and Chief Financial Officer that the consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Finity was a defendant in a lawsuit entitled Richard Plestina v. Douglas R. Baetz, Glenn M. Gallant, et al., Case No.'s 01 CV 1527 (BEN) and 01 CV 2024 J 9BEN), U.S. District Court, Southern District of California. The case alleged violations of the Securities Exchange Act of 1934, violations of the California Corporations Code, violation of the R.I.C.O. Act, fraud, and several other common law causes of action. The case was filed on November 5, 2001. The U.S. District Court issued its final approval of a class action settlement on September 30, 2002. Finity settled with its former directors by issuing 1,200,000 shares of its common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit 31.1	CEO Certification Pursuant to Rule 13a -14(a)/13d - 14(a) of the Securities Exchange Act

Exhibit 31.2	CFO Certification Pursuant to Rule 13a -14(a)/13d - 14(a) of the Securities Exchange Act

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINITY HOLDINGS, INC.

By: /s/ Fred F. Nazem
Chief Executive Officer

By: /s/ Philip E. Barak
Chief Financial Officer

Date: May 12, 2006