Form 10QSB
period 2006-06-30
Patients & Physicians, Inc.
filed 2006-08-14
CIK 1051985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-QSB
________________
☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission File Number: 000-30556

________________

PATIENTS & PHYSICIANS, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)
________________

Delaware	11-3210792
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

432 Park Ave. South, 13th Floor, New York, NY 10016
(Address of Principal Executive Offices)

(212) 340-9100
(Issuer's Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                  Yes☑ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of The Exchange Act)         Yes☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 55,884,347 shares of Common Stock, $0.001 par value, outstanding as of August 10, 2006.

Transitional Small Business Disclosure Format (check one):                                      Yes¨ No ☑

PATIENTS & PHYSICIANS, INC.

PART I FINANCIAL INFORMATION Item 1. Financial Statements.
Patients & Physicians, Inc. and Subsidiary
(formerly known as Finity Holdings, Inc.)
(A Development Stage Company)
Condensed Consolidated Balance Sheets
As of June 30, 2006 (unaudited) and December 31, 2005

ASSETS	June 30, 2006 (Unaudited)	December 31, 2005 (Note 2)
Current Assets:
Cash and cash equivalents	$3,808,468	$138,344
Prepaid expenses and other current assets	178,681	327,978
Total current assets	3,987,149	466,322

Property and equipment, net	536,695	581,165
Debt issuance costs, net	197,993	58,379
Restricted cash	135,000	135,000

Total assets	$4,856,837	$1,240,866

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$230,426	$534,651
Accrued liabilities	257,502	354,748
Bank overdraft	—	68,478
Due to stockholder	—	18,130
Notes payable, current portion	4,608,508	2,850,000
Total current liabilities	5,096,436	3,826,007

Notes payable, net of current portion	1,047,531	—

Total liabilities	6,143,967	3,826,007

COMMITMENTS AND CONTINGENCIES

Redeemable Series A Convertible Preferred Stock;
$0.001 par value, 10,948,906 shares authorized, 0 shares issued and outstanding at June 30, 2006 and 10,948,906 shares authorized, 7,255,042 shares issued
and outstanding (liquidation value of $1,987,881) at December 31, 2005	—	1,827,639

Redeemable Series B Convertible Preferred Stock;
$0.001 par value, 7,692,308 shares authorized, 0 shares issued and outstanding at
June 30, 2006 and 7,692,308 shares authorized, 5,205,768 shares issued
and outstanding (liquidation value of $3,383,748) at December 31, 2005	—	3,350,988

Stockholders' Deficit:
Preferred stock, $0.001 par value: 5,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2006 and 11,358,786 shares
authorized, 0 shares issued and outstanding at December 31, 2005	—	—
Common stock, $0.001 par value: 125,000,000 shares authorized,
55,884,347 shares issued and outstanding at June 30, 2006 and
70,000,000 shares authorized, 34,567,560 shares issued and
outstanding at December 31, 2005	55,884	34,567
Additional paid-in capital	16,617,415	3,652,905
Deficit accumulated during the development stage	(17,960,429)	(11,451,240)

Total stockholders' deficit	(1,287,130)	(7,763,768)

Total liabilities and stockholders' deficit	$4,856,837	$1,240,866

See Notes to Condensed Consolidated Financial Statements

Patients & Physicians, Inc. and Subsidiary
(formerly known as Finity Holdings, Inc.)
(A Development Stage Company)
Condensed Consolidated Statements of Operations
For the three and six months ended June 30, 2006 and 2005 and for the period from inception (July 9, 2002) to June 30, 2006
(unaudited)

	Three Months Ended		Six Months Ended		For the period from inception (July 9, 2002) to June 30,
	June 30 (Unaudited)		June 30 (Unaudited)		2006
	2006	2005	2006	2005	(Unaudited)

Subscription revenue	$10,172	$—	$17,186	$—	$22,380
Costs of revenue	1,523	—	3,721	—	6,371

Gross profit	8,649	—	13,465	—	16,009

Operating expenses:
Membership services	769,156	601,395	1,510,250	1,125,071	4,723,550
Selling, general and administrative	1,505,178	2,035,123	3,002,476	2,851,786	10,416,146
Depreciation and amortization	33,997	48,930	85,119	158,529	375,406
Impairment of long-lived assets	—	—	—	—	492,054

Total operating expenses	2,308,331	2,685,448	4,597,845	4,135,386	16,007,156

Loss from operations	(2,299,682)	(2,685,448)	(4,584,380)	(4,135,386)	(15,991,147)

Interest income	14,343	3,048	25,907	5,119	38,643
Amortization of debt discounts and
debt issuance costs	(1,008,454)	—	(1,673,368)	—	(1,673,368)
Interest expense	(179,920)	(125)	(277,348)	(1,900)	(334,557)

Loss before provision for income taxes	(3,473,713)	(2,682,525)	(6,509,189)	(4,132,167)	(17,960,429)

Provision for income taxes	—	—	—	—	—

Net loss	$(3,473,713)	$(2,682,525)	$(6,509,189)	$(4,132,167)	$(17,960,429)

Accretion of preferred stock	(187,052)	(5,995)	(193,858)	(11,557)

Net loss attributable to common stockholders	$(3,660,765)	$(2,688,520)	$(6,703,047)	$(4,143,724)

Weighted average number of shares outstanding, basic and diluted	43,220,608	34,567,310	41,513,065	33,562,476

Net loss per share, basic and diluted	$(0.08)	$(0.08)	$(0.16)	$(0.12)

See Notes to Condensed Consolidated Financial Statements

Patients & Physicians, Inc. and Subsidiary
(formerly known as Finity Holdings, Inc.)
(A Development Stage Company)
Condensed Consolidated Statements of Stockholders' Equity (Deficit)
For the period from inception (July 9, 2002) to June 30, 2006 (unaudited)

				Deficit
				Accumulated	Total
	Common Stock		Additional Paid-in	During the Development	Stockholders' Equity
	Shares	Amount	Capital	Stage	(Deficit)
Balances at July 9, 2002 (inception)	—	$—	$—	$—	$—
Issuance of common stock to founders at $0.001 per share in August 2002	16,000,000	16,000	—	—	16,000
Sale of common stock at $0.044 per share in August 2002	2,857,150	2,857	122,143	—	125,000
Net loss	—	—	—	(107,271)	(107,271)
Balances at December 31, 2002	18,857,150	18,857	122,143	(107,271)	33,729
Issuance of common stock in exchange for goods and services at $0.056 per share in August 2003	13,678,910	13,679	746,321		760,000
Issuance of common stock to employees at $0.056 per share in August 2003	1,510,000	1,510	82,386		83,896
Cancellation of founders' shares at $0.001 per share in August 2003	(3,510,000)	(3,510)	3,510	—	—
Issuance of options to purchase common stock to employees for services	—	—	37,243	—	37,243
Net loss	—	—	—	(495,895)	(495,895)
Balances at December 31, 2003	30,536,060	30,536	991,603	(603,166)	418,973
Exercise of stock options at $0.035 per share in August 2004	1,000,000	1,000	34,000	—	35,000
Value of warrants issued in connection with the sale of Redeemable Series A Convertible Preferred Stock	—	—	143,066	—	143,066
Accretion of Redeemable Series A Convertible Preferred Stock	—	—	(16,223)	—	(16,223)
Issuance of options to purchase common stock to employees for services	—	—	95,162	—	95,162
Issuance of options to purchase common stock to non-employees for services	—	—	275,951	—	275,951
Net loss	—	—	—	(3,248,897)	(3,248,897)
Balances at December 31, 2004	31,536,060	31,536	1,523,559	(3,852,063)	(2,296,968)
Exercise of stock options at $0.20 per share in September 2005	250	—	50	—	50
Accretion of Redeemable Series A Convertible Preferred Stock	—	—	(19,473)	—	(19,473)
Accretion of Redeemable Series B Convertible Preferred Stock	—	—	(4,255)	—	(4,255)
Stock issued in lieu of compensation at $0.525 per share in March 2005	3,031,250	3,031	1,588,375	—	1,591,406
Issuance of options to purchase common stock to employees for services	—	—	243,470	—	243,470
Issuance of options to purchase common stock to non-employees for services	—	—	321,179	—	321,179
Net loss	—	—	—	(7,599,177)	(7,599,177)
Balances at December 31, 2005	34,567,560	34,567	3,652,905	(11,451,240)	(7,763,768)
Allocation of value to common stock, issued in connection with convertible debt financing	7,968,950	7,969	3,215,420	—	3,223,389
Allocation of value to warrants issued in connection with convertible debt financing	—	—	522,289	—	522,289
Allocation of value to beneficial conversion feature in connection with convertible debt financing	—	—	3,043,692	—	3,043,692
Conversion of Redeemable Series A Convertible Preferred Stock in connection with merger	7,755,481	7,755	2,117,244	—	2,124,999
Conversion of Redeemable Series B Convertible Preferred Stock in connection with merger	5,205,764	5,206	3,379,400	—	3,384,606
Issuance of shares in connection with merger	174,092	174	(250)	—	(76)
Exercise of vested options at $0.89 per share in January 2006	2,500	2	2,223	—	2,225
Exercise of vested options at $0.10 per share in May 2006	75,000	75	7,425	—	7,500
Exercise of vested options at $0.20 per share in May 2006	12,500	13	2,487	—	2,500
Exercise of vested options at $0.10 per share in June 2006	110,000	110	10,890	—	11,000
Exercise of vested options at $0.20 per share in June 2006	12,500	13	2,487		2,500
Accretion of Redeemable Series A Convertible Preferred Stock	—	—	(160,241)	—	(160,241)
Accretion of Redeemable Series B Convertible Preferred Stock	—	—	(33,617)	—	(33,617)
Issuance of options to purchase common stock to employees for services	—	—	709,720	—	709,720
Issuance of options to purchase common stock to non-employees for services	—	—	145,341	—	145,341
Net loss	—	—	—	(6,509,189)	(6,509,189)
Balances at June 30, 2006 (unaudited)	55,884,347	$55,884	$16,617,415	$(17,960,429)	$(1,287,130)

See Notes to Condensed Consolidated Financial Statements

Patients & Physicians, Inc. and Subsidiary
(formerly known as Finity Holdings, Inc.)
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
For the six months ended June 30, 2006 and 2005 and for the period from inception (July 9, 2002) to June 30, 2006 (unaudited)

For the six (Unaudited)	For the six (Unaudited)	For the period from inception (July 9, 2002) to June 30, 2006 (Unaudited)

OPERATING ACTIVITIES
Net loss	$(6,509,189)	$(4,132,167)	$(17,960,429)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	855,061	258,135	1,828,066

Amortization of debt discounts and debt issuance costs	1,673,368	—	1,673,368
Depreciation and amortization expense	85,119	158,529	375,406
Common stock issued in exchange for services	—	—	252,084
Preferred stock issued in exchange for services	—	—	85,000
Common stock issued to employees	—	—	83,896
Common stock issued to founders	—	—	16,000
Common stock issued to employees in lieu of compensation	—	985,156	1,591,406
Note payable in lieu of compensation	—	—	165,000
Impairment of long-lived assets	—	—	492,054
Changes in operating assets and liabilities:

Prepaid expenses and other current assets	151,249	(88,500)	(193,125)
Other assets		(4,681)	(135,000)
Due to stockholders	(18,130)	(31,217)	83,759

Accounts payable and accrued liabilities	(470,024)	(22,059)	487,853

Net cash used in operating activities	(4,232,546)	(2,876,804)	(11,154,662)

INVESTING ACTIVITIES
Purchases of property and equipment	(40,649)	(410,378)	(979,601)

Net cash used in investing activities	(40,649)	(410,378)	(979,601)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	6017	—	131,017
Proceeds from exercise of stock options	25,725	—	60,775
Proceeds from issuance of Redeemable Series A convertible Preferred Stock	—	—	1,735,000
Costs associated with issuance of Redeemable Series A Convertible Preferred Stock	—	—	(52,871)
Proceeds from exercise of warrants to purchase Redeemable Series A Convertible

Preferred Stock	137,120	—	305,001
Proceeds from issuance of Redeemable Series B Convertible Preferred Stock	—	3,383,748	3,383,748
Costs associated with issuance of Redeemable Series B Convertible Preferred Stock	—	(37,015)	(37,015)
Proceeds from issuance of notes payable	4,000,000	10,000	6,935,000

Debt issuance costs	(166,943)	—	(209,324)
Repayments of notes payable	(240,000)	—	(490,000)

Proceeds from issuance of secured convertible term notes, net	4,181,400	—	4,181,400

Net cash provided by financing activities	7,943,319	3,356,733	15,942,731

Net increase in cash and cash equivalents	3,670,124	69,551	3,808,468

Cash and cash equivalents at beginning of period	138,344	3,018	—

Cash and cash equivalents at end of period	$3,808,468	$72,569	$3,808,468

See Notes to Condensed Consolidated Financial Statements

Patients & Physicians, Inc. and Subsidiary
(formerly known as Finity Holdings, Inc.)
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

Nature of Business and Basis of Presentation

1.	Nature of Business and Basis of Presentation

Patients & Physicians, Inc. (formerly known as Finity Holdings, Inc.) (“P&P”), was organized on February 5, 1993. Finity Holdings, Inc. formerly operated through two wholly owned subsidiaries, Finity Corporation, a Texas corporation, and Fi-Scrip, Incorporated, a Nevada corporation ("Fi-Scrip"). Finity Holdings, Inc. sold all of its stock in Finity Corp. and Fi-Scrip effective June 5, 2001.

On June 27, 2006, P&P closed an Exchange Agreement (the "Share Exchange") with all of the stockholders of Flagship Patient Advocates, Inc. (formerly known as Flagship Healthcare Management, Inc.) ("Flagship") whereby P&P acquired all of the issued and outstanding capital stock of Flagship and Flagship became a wholly-owned subsidiary of P&P. Upon completion of the Share Exchange, Flagship’s stockholders controlled approximately 99% of the then issued and outstanding common stock. Prior to the Share Exchange, P&P was a shell company. Subsequent to the Share Exchange (see Note 6), P&P’s business activities became the activities of Flagship. As a result of these factors, this transaction has been treated as a reverse merger, and a capital transaction, equivalent to the issuance of stock by Flagship for P&P’s net assets and, accordingly, the historical financial statements prior to June 27, 2006 are those of Flagship. All share and per share data prior to the Share Exchange have been restated to reflect the stock issuances and the effect of the closing of the Share Exchange.

U.S. Open Healthcare Management, Inc. (“USOH”) was incorporated under the laws of the State of New York on July 9, 2002. Flagship was incorporated under the laws of the State of Delaware on February 11, 2004. On February 18, 2004, USOH entered into an Agreement and Plan of Merger (the “Merger”) with Flagship. All of the outstanding shares of USOH common stock were converted into Flagship common stock, and the net assets of USOH were contributed to Flagship.

All references to “Company” shall apply to Patients & Physicians, Inc. and Flagship Patient Advocates, Inc.

The Company’s activities to date have been focused on developing a membership-based specialty healthcare advocacy company providing physician referrals, on a priority basis, emergent care needs and air evacuation to its members, all linked by a sophisticated management system.

As the Company has not yet commenced its principal business operations, at June 30, 2006, the Company is considered to be a development stage company and, as such, the financial statements presented herein are presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis. As shown in the accompanying condensed consolidated financial statements, Flagship has incurred losses in the development stage totaling $17,960,429 for the period from inception (July 9, 2002) to June 30, 2006. These factors, among others, indicate that there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Patients & Physicians, Inc. and Subsidiary
(formerly known as Finity Holdings, Inc.)
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

Management recognizes that the Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to allow the Company to continue the development of its business plan and satisfy its obligations on a timely basis. Management believes that such cash flows will be funded by additional equity and/or debt financings through the time in which the Company evolves from the development stage and generates sufficient positive cash flows from its operations, if ever. However, there can be no assurance that management’s plans will be able to be achieved.

2.	Summary of Significant Accounting Policies

Interim financial statements

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company's financial position and results of operations. The operating results for the three and six months ended June 30, 2006 and 2005 are not necessarily indicative of the results to be expected for any other interim period of the remainder of this or any future year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2005 included in our Definitive Proxy Statement filed with the SEC on June 15, 2006.

Consolidation

The condensed consolidated financial statements include the accounts of P&P and Flagship, its wholly-owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues, if any, and expenses during the reporting period. The accounting estimates that require management’s most difficult and subjective judgments include capitalization of certain assets, depreciable/amortizable lives, impairment of long-lived assets, and the fair value of common stock and options issued for services as well as the allocation of proceeds from the issuance of debt and equity instruments. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates.

Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period.

The Company has excluded all convertible preferred stock and outstanding stock options from the calculation of diluted loss per share because all such securities are considered anti-dilutive. Accordingly, diluted loss per share equals basic loss per share. The total number of potential common shares excluded from the calculation of diluted loss per share for the three and six months ended June 30, 2006 was 2,830,250 and for the three and six months ended June 30, 2005 was 13,736,108.

Patients & Physicians, Inc. and Subsidiary
(formerly known as Finity Holdings, Inc.)
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

Reclassifications

Certain reclassifications have been made in the prior period financial statements to conform to the current period presentation.

Cash and Cash Equivalents

The Company considers all short term, highly liquid investments purchased with a maturity at the time of purchase of three months or less to be cash equivalents.

Restricted Cash

Included in other assets on the accompanying condensed consolidated balance sheets as of June 30, 2006 and December 31, 2005 is $135,000, which is being held to secure a letter of credit, related to the Company’s office space operating lease.

Property and Equipment

Property and equipment, consisting principally of computer equipment and capitalized purchased and internally developed software programs, are recorded at cost. Depreciation and amortization are provided, using straight-line methods, in amounts sufficient to relate the cost of depreciable and amortizable assets to operations over their estimated useful lives. Repairs and maintenance are charged to operations as incurred.

The Company has adopted Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This statement requires that certain costs incurred in purchasing or developing software for internal use be capitalized as internal use software development costs and included in fixed assets. Amortization of the software will begin when the software is ready for its intended use.

The Company has adopted the SEC’s Staff Accounting Bulletin No. 48, Transfers of Nonmonetary Assets by Promoters or Shareholders. This bulletin requires that transfers of nonmonetary assets or services to the Company by its shareholders in exchange for stock be recorded as the transferors’ historical cost basis determined under GAAP.

Long-Lived Assets

When changes in circumstance require, the Company assesses the likelihood of recovering the cost of long-lived assets based on its expectations of future profitability and undiscounted cash flows. These factors, along with management’s plans with respect to the operations, are considered in assessing the recoverability of long-lived assets.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. The Company reduces credit risk by placing its cash and cash equivalents with major financial institutions with high credit ratings. At times, such amounts may exceed federally insured limits.

Patients & Physicians, Inc. and Subsidiary
(formerly known as Finity Holdings, Inc.)
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

Fair Value of Financial Instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under Statement of Financial Accounting Standards (“SFAS”) No. 107 approximate their carrying amounts presented in the accompanying condensed consolidated balance sheets at June 30, 2006 and December 31, 2005.

The Company had accounted for redeemable preferred stock in accordance with the provisions of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS No. 150”). SFAS No. 150 requires the classification of certain financial instruments as liabilities, including instruments issued in the form of shares that are mandatorily redeemable. As the Redeemable Series A and Series B Convertible Preferred Stock issued by the Company were not mandatorily redeemable at a specified or determinable date, or upon an event that is certain to occur, the Company was not required to account for these instruments as liabilities under the provisions of SFAS No. 150 and as such has presented the Redeemable Series A and Series B Convertible Preferred Stock in the mezzanine section of the accompanying condensed consolidated balance sheet at December 31, 2005. All of the outstanding shares of the Redeemable Series A and Series B Convertible Preferred Stock was exchanged for newly issued Patients & Physicians, Inc.’s common stock as a result of the Share Exchange (Note 6).

The Company accounts for derivative instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, (“SFAS No. 133”) which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments imbedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value. Accounting for the changes in the fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of the relationships designated are based on the exposures hedged. Changes in the fair value of derivative instruments which are not designated as hedges are recognized in earnings as other income (loss). The Company has issued financial instruments which have required a determination of the fair value of certain related derivatives, where quoted market prices were not published or readily available at the date of issuance. The Company bases its fair value determinations on an evaluation of the facts and circumstances and valuation techniques that require judgments and estimates. At June 30, 2006, the Company had no derivative instruments.

Revenue Recognition

The Company recognizes revenues in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB No. 101”) as amended by SEC Staff Accounting Bulletin No. 104, Revenue Recognition, revised and updated (“SAB No. 104”), which stipulates that revenue generally is realized or realizable and earned, once persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable and collectibility is reasonably assured. The Company sells memberships to individuals and institutions for access to its healthcare service offerings. The Company recognizes revenue ratably, over the life of the membership. The Company recognized $10,172 and $17,186 of revenue for the three and six months ended June 30, 2006, respectively.

Patients & Physicians, Inc. and Subsidiary
(formerly known as Finity Holdings, Inc.)
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

Deferred Revenue

At June 30, 2006 and December 31, 2005, the Company had deferred revenue of $24,833 and $9,389, respectively, reflected in accrued liabilities.

Stock-Based Compensation

The name of the plan is the Flagship Healthcare Management, Inc. 2004 Stock Option and Grant Plan (the “Plan”) and will be adopted by P&P. The purpose of the Plan is to encourage and enable the employees, directors and consultants of the Company, and its Subsidiaries, upon whose judgment, initiative and efforts the Company largely depends for the successful conduct of its business to acquire a proprietary interest in the Company. It is anticipated that providing such persons with a direct stake in the Company’s welfare will assure a closer identification of their interests with those of the Company, thereby stimulating their efforts on the Company’s behalf and strengthening their desire to remain with and further the interests of the Company. The Company has reserved 9,000,000 shares of common stock for issuance under the terms of the Plan.

The Company accounts for share-based compensation to employees and directors in accordance with SFAS No. 123(R) (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which requires the recognition of compensation expense for employee stock options and other share-based payments. SFAS No. 123(R) was issued in December 2004. Under this method of adoption, expense related to employee stock options and other share-based payments is recognized over the relevant service period based on the fair value of each stock option grant.

The Company has accounted for non-employee compensation expense in accordance with Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (“EITF 96-18”), which requires non-employee stock options to be measured at their fair value as of the earlier of the date at which a commitment for performance to earn the equity instruments is reached (“performance commitment date”) or the date at which performance is complete (“performance completion date”). Accounting for non-employee stock options which involve only performance conditions when no performance commitment date or performance completion date has occurred as of the interim financial reporting date requires measurement at the instruments then-current fair value.

The Company has followed the guidance outlined in FASB Interpretations (“FIN”) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (“FIN 28”) as it relates to computing expense when appreciation rights vest over time. As of June 30, 2006, the Company accounted for 2,335,000 options under the guidance of EITF 96-18.

The fair value of each stock option grant to employees is estimated on the date of grant. The fair value of each stock option grant to non-employees is estimated on the applicable performance commitment date, performance completion date, or interim financial reporting date. A Black-Scholes option-pricing model, applying the following weighted average assumptions, was used to estimate the fair value for employee and non-employee stock options issued during each of the applicable fiscal years:

Patients & Physicians, Inc. and Subsidiary
(formerly known as Finity Holdings, Inc.)
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

	Six months ended June 30, 2006	Six months ended June 30, 2005
Dividend yield	0.00%	0.00%
Expected volatility	68.83%	80.67%
Risk-free rate	4.58% to 5.15%	3.91% to 4.50%
Expected life of options	10 years	10 years

The Company has made an evaluation as to which options or other equity instruments will ultimately vest and assumed a forfeiture rate of 20% when computing employee stock option expense for 2006 and 2005.

Income Taxes

Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized. The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Comprehensive Income (Loss)

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and presentation of comprehensive income (loss) and its components in a full set of financial statements. The statement requires additional disclosures in the financial statements for certain items; it does not affect the Company’s financial position or results of operations. The Company had no comprehensive income (loss) items for the period from inception (July 9, 2002) to June 30, 2006.

3.    Stock-Based Compensation

The Company recognized compensation expense of $110,061 and $52,210 for the three months ended June 30, 2006 and 2005, respectively, and $645,874 and $82,505 for the six months ended June 30, 2006 and 2005, respectively, as a result of issuing options to employees, which is included in selling, general and administrative in the accompanying condensed consolidated statements of operations. In addition, the Company recognized compensation expense of $18,327 and $7,305 for the three months ended June 30, 2006 and 2005, respectively, and $63,847 and $12,695 for the six months ended June 30, 2006 and 2005, respectively, as a result of issuing options to employees, which is included in membership services in the accompanying condensed consolidated statements of operations.

The Company recognized compensation expense of $126,096 and $47,689 for the three months ended June 30, 2006 and 2005, respectively, and $145,341 and $162,935 for the six months ended June 30, 2006 and 2005, respectively, as a result of issuing options to non-employees, which is included in membership services in the accompanying condensed consolidated statements of operations.

Patients & Physicians, Inc. and Subsidiary
(formerly known as Finity Holdings, Inc.)
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

The following is a summary of the Company’s stock option activity for the six months ended June 30, 2006:

	Options	Weighted Average Exercise Price	Weighted Average Fair Value
Options outstanding at December 31, 2005	5,082,000	$0.140	$0.410

Option granted	2,331,000	0.620	0.180
Options exercised	(212,500)	0.120	0.710
Options cancelled	(317,500)	0.580	0.430

Outstanding at June 30, 2006	6,883,000	$0.387	$0.526

Exercisable at June 30, 2006	2,830,250	$0.193	$0.396

The options outstanding at June 30, 2006 have exercise prices ranging from $0.035 to $0.90 per share, have a weighted average remaining contractual life of approximately 8.7 years, and an intrinsic value of $5,648,675. The options outstanding at June 30, 2005 had exercise prices ranging from $0.035 to $0.525 per share, had a weighted average remaining contractual life of approximately 9 years, and an intrinsic value of $2,428,638.

As of June 30, 2006, there were 2,830,250 exercisable options with a total intrinsic value of $2,001,200, and a weighted average remaining contractual term of approximately 8.2 years.

As of June 30, 2005 there were 1,888,000 exercisable options with a total intrinsic value of $1,526,725, and a weighted average remaining contractual term of approximately 8.77 years.

As of June 30, 2006, there was $1,279,670 of total deferred compensation cost related to options issued to employees that will be recognized in expense over a weighted average period of 1.8 years.

4.	Debt

Debt financings consist of the following as of June 30, 2006:

	June 30, 2006 (Unaudited)
	Principal	Unamortized Debt Discount	Net

Laurus Convertible Notes, due in installments commencing on February 1, 2007	$4,100,000	$(3,153,507)	$946,493
Junior Notes, due in installments commencing on February 1, 2007	3,000,000	(2,300,454)	699,546
Apollo Medical Partners, LP due in full June 7, 2007	2,700,000	-	2,700,000
Apollo Medical Offshore Partners, LP due in full June 7, 2007	1,300,000	-	1,300,000
Loan from officer, due on demand	10,000	-	10,000
Total	$11,110,000	$(5,453,961)	5,656,039
Less current portion			$4,608,508
Long term portion			$1,047,531

Patients & Physicians, Inc. and Subsidiary
(formerly known as Finity Holdings, Inc.)
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

Convertible Notes

Laurus Notes

On January 30, 2006 Flagship entered into a securities purchase agreement (the “Laurus Securities Agreement”) with Laurus Master Fund, Ltd. (“Laurus”). Under the Laurus Securities Agreement, Laurus purchased from Flagship a secured convertible term note (the “Laurus Convertible Note”) in an aggregate principal amount of $4,100,000, which is collateralized by substantially all the assets of Flagship, including an investment in Patients & Physicians, Inc. (formerly Finity Holdings, Inc.) held by Flagship described below (Note 6). The Laurus Convertible Note bears interest at 1.0% above the prime rate, with a minimum interest rate of 7%, and is convertible in whole or in part into common stock of the Company at a fixed conversion price of $0.90 per share at the election of Laurus.

Junior Notes

During 2005, Flagship issued an aggregate of $3,100,000 in short-term notes, of which $2,050,000 was issued to officers and directors of the Company. Of the aggregate amount issued, $165,000 was issued to an officer of the Company in lieu of compensation. In February 2005, $250,000 of the amounts due to an officer was repaid. Of the aggregate amount issued, $2,850,000 was outstanding at December 31, 2005. During January 2006 Flagship issued an additional $400,000 in short-term notes and repaid $240,000 of the notes issued in 2005.

On January 30, 2006 Flagship entered into a securities purchase agreement (the “Junior Securities Agreement”) with the certain holders of Flagship’s short-term notes. Under the Junior Securities Agreement the note holders (the “Junior Note Holders”) agreed to convert $3,000,000 of the short-term notes previously issued into secured convertible term notes (the “Junior Notes”) in Flagship. The Junior Notes have substantially the same terms as the Laurus Convertible Note. The Junior Notes bear interest at 1.0% above the prime rate, with a minimum interest rate of 7% and are convertible into common stock of the Company at a fixed conversion price of $0.90 per share at the election of the Junior Note Holders.

Laurus and Junior Notes

In connection with the Laurus Convertible Note and the Junior Notes (collectively the “Convertible Notes”), Flagship issued 7,968,950 shares of common stock to the investors for consideration of $7,969 and issued warrants to purchase 1,902,174 shares of common stock at an exercise price of $0.92 per share. The warrants have a term of seven years. The aforementioned common shares and warrants include 1,951,596 shares of common stock and warrants to purchase 465,839 shares of common stock issued to certain shareholders and officers (the “Guarantors”) who have provided a limited guarantee of the Company’s obligation to Laurus.

The Company allocated the $7,100,000 of proceeds from the Convertible Notes based on the computed relative fair values of the debt, stock and warrant instruments issued to Laurus, the Junior Note Holders and the Guarantors. The common stock issued was valued based on management’s estimate of the fair value of the Company’s common stock of $0.90 per share which resulted in a fair value of $7,164,086 and relative fair value of $3,215,419 for the common stock. The warrants were valued using a Black-Scholes pricing model with the following assumptions: (1) common stock fair value of $0.90 per share, (2) expected volatility of 67.63%, (3) risk-free interest rate of 4.39%, (4) life of 7 years and (5) no dividend, which resulted in a fair value of $522,289 for the warrants. The resulting relative fair value of the warrants was $299,066. Accordingly, the resulting relative fair value allocated to the debt component of $3,043,692 was used to measure the intrinsic value of the embedded conversion option of the Convertible Notes which resulted in a beneficial conversion feature of $3,043,692 recorded to additional paid-in capital. The value of the beneficial conversion feature was limited to the amount of the proceeds allocated to the debt component of the Convertible Notes. The aggregate amounts allocated to the warrants, equity instruments and beneficial conversion feature of $7,100,000 were recorded as a debt discount at the date of issuance of the Convertible Notes and are being amortized to interest expense using the interest method over the stated maturities of the Convertible Notes. The initial aggregate carrying value of the Convertible Notes at the time of closing was $0 after the debt discounts.

Patients & Physicians, Inc. and Subsidiary
(formerly known as Finity Holdings, Inc.)
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

Transaction fees totaling $318,600 paid to Laurus, or its affiliates, and the Junior Note Holders in connection with this financing were netted against the proceeds and considered in the calculation of the beneficial conversion feature. Financing costs of $225,321 paid to third parties associated with this financing are recorded as debt issuance costs and included in other assets on the accompanying condensed consolidated balance sheet at June 30, 2006. These costs are being amortized over the life of the Convertible Notes.

During the three and six months ended June 30, 2006, $991,984 and $1,646,039, respectively, of the discount on the Convertible Notes has been amortized and included in amortization of debt discounts and debt issuance costs on the accompanying condensed consolidated statements of operations. Debt issuance costs allocated are amortized over the term of the debt using the interest method, which produces a constant periodic rate of return. During the three and six months ended June 30, 2006, $16,470 and $27,329, respectively, of debt issuance costs have been amortized and are included in amortization of debt discounts and debt issuance costs on the accompanying condensed consolidated statements of operations

Commencing on February 1, 2007, Flagship is required to repay the Convertible Notes on a monthly basis over the following 24 months. In the event that any of the principal is converted into common stock, the amount converted shall be credited against the next monthly payment. Flagship has the option, but not the obligation, of prepaying any outstanding principal of the Convertible Notes by paying the principal amount, accrued interest and a redemption premium of 30%.

The Company entered into a registration rights agreement with both Laurus and the Junior Note Holders covering the registration of the common stock issued to Laurus, the Guarantors and the Junior Note Holders, the common stock underlying the Convertible Notes and the warrants issued to Laurus, the Guarantors and the Junior Note Holders. The Company is required to use its best efforts to file a registration statement and plans to do so upon the completion of the Share Exchange discussed below (Note 6).

Promptly after the closing of the Share Exchange, P&P assumed all the outstanding obligations of Flagship under the Convertible Notes.

Apollo Short Term Convertible Notes

On June 7, 2006 the Company issued notes payable to Apollo Medical Partners, LP and Apollo Medical Offshore Partners, LP in the amounts of $2,700,000 and $1,300,000, respectively (the "Term Notes"). Interest accrues at the prime rate reported in the Wall Street Journal for the business day immediately prior to the date of issuance of the Term Notes and shall be calculated based on a 365-day year and shall be paid at maturity of the Term Notes. Any unpaid interest plus remaining principal on the Term Notes are due and payable on June 7, 2007. The Term Notes, including all accrued interest, shall become convertible into the form of securities issued in such next round of financing at the price per share of the securities issued in such financing.

Patients & Physicians, Inc. and Subsidiary
(formerly known as Finity Holdings, Inc.)
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

5.	Redeemable Convertible Preferred Stock

Redeemable Convertible Series A Preferred Stock

In January 2006, 500,439 warrants to purchase Redeemable Convertible Series A Preferred Stock were exercised at $0.274 for an aggregate purchase price of $131,120.

In connection with the Share Exchange (Note 6), all of Flagship’s outstanding Redeemable Series A Convertible Preferred Stock were exchanged on a one-for-one basis for newly issued common stock of Patients & Physicians, Inc. At June 30, 2006 there were no shares of Redeemable Series A Convertible Preferred Stock authorized and no shares issued and outstanding.

Redeemable Convertible Series B Preferred Stock

In connection with the Share Exchange (Note 6), all of Flagship’s outstanding Redeemable Series B Convertible Preferred Stock were exchanged on a one-for-one basis for newly issued common stock of Patients & Physicians, Inc. At June 30, 2006 there were no shares of Redeemable Series B Convertible Preferred Stock authorized and no shares issued and outstanding.

The Company is accreting the carrying value of its preferred stock to its redemption price using the effective interest method with changes recorded to additional paid in capital. The accretion of preferred stock results in an increase in loss per share applicable to common stockholders.

6.	Exchange Agreement

On January 30, 2006, Flagship entered into a Share Exchange Agreement (the “Share Exchange”) with P&P. The closing of the Share Exchange took place on June 27, 2006. After the closing of the Share Exchange, the minority shareholders of P&P own 174,092 shares of P&P’s common stock, less than 1%. P&P acquired all of the issued and outstanding capital stock of Flagship from the Flagship stockholders on a one-for-one basis in exchange for an aggregate of 55,710,255 newly-issued shares of P&P’s common stock (the “Exchange”). Upon completion of the Exchange, P&P ceased to be a shell company and the operations of Flagship are the only operations of P&P. Since the stockholders of Flagship received the majority of the voting shares of P&P, P&P will carry on the business of Flagship, and the officers and directors of Flagship are the officers and directors of P&P, the transaction has been accounted for as Flagship being the accounting acquirer and P&P being the accounting acquiree. Since P&P is a non-operating shell corporation no longer meeting the definition of a business as defined in EITF Consensus 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business”, the transaction is equivalent to Flagship issuing stock for the net assets of P&P accompanied by a recapitalization. The accounting is identical to that resulting from a reverse acquisition, except that there are no adjustments to the historic carrying values of the assets and liabilities.

Patients & Physicians, Inc. and Subsidiary
(formerly known as Finity Holdings, Inc.)
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

All of the Series A Preferred Stock Holders’ Warrants outstanding as of the closing of the Exchange were cancelled pursuant to the terms of the warrant agreements.

7.	Pending Litigation

A former independent contractor (the “Plaintiff”) has filed a lawsuit against the Company and Flagship, among others. The Plaintiff alleges that he was promised employment with Flagship and performed services to Flagship based on these promises. The Plaintiff is seeking compensatory and punitive damages, including the issuance of additional shares of stock for these services and attorney fees in an aggregate amount of approximately $1,800,000. The Company believes this lawsuit is without merit and intends to defend it vigorously. In management’s opinion the final resolution of this matter will not have material impact on the financial position or results of operations of the Company.

8.	Acquisition

In February 2006, Flagship entered into a letter of intent to acquire the assets of PEMMS Limited. (“PEMMS”), an early-stage technology company focusing on the Personal Health market. The transaction will provide Flagship with several strategic benefits, primarily the acquisition of the PEMMS Personal Electronic Medical Management Systems software, a proprietary secure web-based repository wherein an individual can store his/her own medical records to be later retrieved via the internet. Pursuant to the Letter of Intent, Flagship will acquire the assets of PEMMS for 300,000 shares of P&P common stock. The existing employees of PEMMS will become employees of Flagship and Flagship will acquire the existing contracts and assets of PEMMS. The transaction is expected to close in the third quarter of 2006.

Prior to the Letter of Intent, Flagship had an agreement with PEMMS to license PEMMS proprietary software. Simultaneously, Flagship also entered into an agreement with PEMMS wherein PEMMS would provide all maintenance, support, and hosting services. During 2005, Flagship paid PEMMS $178,875 for such services.

9.	Warrants

Outstanding warrants issued in connection with financings consist of the following at June 30, 2006:

	Warrants	Exercise Price	Expiration
Laurus warrants to purchase common stock	621,118	$0.92	1/31/2013
Guarantor warrants to purchase common stock	465,839	$0.92	1/31/2013
Junior Note Holder warrants to purchase common stock	815,217	$0.92	1/31/2013

	1,902,174

Patients & Physicians, Inc. and Subsidiary
(formerly known as Finity Holdings, Inc.)
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

10.	Supplemental disclosure of non-cash investing and financing activities

	Six Months Ended June 30, 2006 (Unaudited)	Six Months Ended June 30, 2005 (Unaudited)	For the period from inception (July 9, 2002) to June 30, 2006 (Unaudited)
Value of contributions in-kind relating to Redeemable Series A Convertible Preferred Stock issued	$—	$—	$85,000

Value of contributions in-kind relating to common stock issued	$—	$—	$760,000

Value of warrants issued in connection with Redeemable Series A Convertible Preferred Stock	$—	$—	$143,066

Common Stock issued to founders	$—	$—	$16,000

Accretion of Redeemable Series A Convertible Preferred Stock	$160,241	$9,737	$195,937

Accretion of Redeemable Series B Convertible Preferred Stock	$33,617	$2,128	$37,872

Common Stock issued in lieu of compensation	$—	$—	$1,591,406

Converstion of Redeemable Series A Convertible Preferred Stock and Redeemable Series B Convertible Preferred Stock to common stock	$5,509,605	$—	$5,509,605

Issuance of shares in connection with merger	$(76)	$—	$(76)

Cancellation of founder’s shares	$—	$—	$3,510

Allocation of value to common stock, issued in connection with convertible debt financings	$3,223,389	$—	$3,223,389

Allocation of warrants issued in connection with convertible debt financings	$522,289	$—	$522,289

Allocation of value to beneficial conversion feature in connection with convertible debt financings	$3,043,692	$—	$3,043,692

Issuance of common stock in connection with financing	$1,952	$—	$1,952

Item 2. Management's Discussion and Analysis or Plan of Operation

This Management's Discussion and Analysis or Plan of Operation (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements. You can identify forward-looking statements by the use of the words “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “proposed,” or “continue” or the negative of those terms. These statements are only predictions. In evaluating these statements, you should specifically consider various factors, including the risk factors outlined above and below. These factors may cause our actual results to differ materially from any forward-looking statements. Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

All references to “Company”, “our”, “us”, or “we” shall apply to Patients & Physicians, Inc. and Flagship Patient Advocates, Inc.

Risk Factors

Our financial condition, business, operation and prospects involve a high degree of risk. You should carefully read and consider the risks and uncertainties described below as well as the other information in this report before deciding to invest in our Company. If any of the following risks are realized, our business, operating results and financial condition could be harmed and the value of our stock could go down. This means that our stockholders could lose all or a part of their investment.

Risks Relating To Our Business

The Company’s business is difficult to evaluate because it has a limited operating history.

The Company has a limited operating history and participates in a relatively new and rapidly evolving market. The business has undergone significant transformation during its short history as a result of changes in the services and products offered, changes in market conditions, and changes in our targeted membership, and is expected to continue to change for similar reasons. We cannot assure you that our current business strategy will be successful in the long term.

Many companies with business plans based on providing similar healthcare products and services have failed to be successful. We have experienced significant losses since inception and, even if demand from members exists, we cannot assure you that our business will be successful.

The Company has a history of significant losses and may not be profitable in the future and has going concern considerations.

Flagship has a history of net losses and has an accumulated deficit of $17,960,429 from inception through June 30, 2006. This is an unconsolidated amount does not include losses of P&P prior to the Exchange. Furthermore, developing the Company’s business strategy and expanding the Company’s services will require additional capital and other expenditures. Accordingly, if the Company is not able to increase its revenue, it may never achieve or sustain profitability. You should not rely on the results for any particular period as an indication of our future performance. It is possible that, in future periods, our results of operations may be below the expectations of public market analysts and investors. Fluctuations in our quarterly operating results or our inability to achieve or maintain profitability may cause volatility in the price of our Common Stock in the public market. In light of these factors, among others, our independent registered public accounting firm has stated that there is substantial doubt about our ability to continue as a going concern in their opinion dated March 31, 2006 on our audited financial statements. The financial statements do not include any adjustments that might result for the outcome of this uncertainty.

The Company may be unable to fund future growth.

The Company’s business strategy calls for expansion through an increase in sales of membership by its internal and external sales forces. To this end, the Company has decided to invest substantial funds to increase its sales and marketing resources in order to grow revenues. In order to implement this strategy, the Company will require funding for additional personnel, capital expenditures and other expenses, as well as for working capital purposes. Financing may not be available to the Company on favorable terms, if at all. If adequate funds are not available on acceptable terms, then the Company may not be able to meet its business objectives for expansion. This, in turn, could harm the Company’s business, results of operations and financial condition. In addition, if the Company raises additional funds through the issuance of equity or convertible debt securities, or a combination thereof, then the shareholders will suffer dilution, and any new securities may have rights, preferences and privileges senior to those of our Common Stock. Furthermore, if the Company raises capital or acquires businesses by incurring indebtedness, the Company will become subject to the risks associated with indebtedness, including interest rate fluctuations and any financial or other covenants that the Company’s lender may require. Moreover, if the Company’s strategy to increase its sales and marketing resources in order to grow revenues does not produce the desired result, then the Company may incur significant, unrecoverable expenses.

The Company’s growth may be limited if it is unable to attract and retain qualified personnel.

The Company’s business is largely dependent on the skills, experience and performance of key members of the Company’s senior management team. The Company plans to increase its sales and marketing personnel, as well as enter into agreements with independent third parties to sell products and services in order to grow revenue. The Company believes that its success depends largely on its ability to attract and retain highly-skilled and qualified technical, managerial and marketing personnel and enter into agreements with third parties. The market for highly skilled engineering, sales, marketing and support personnel is highly competitive as a result of the limited availability of technically-qualified personnel with the requisite understanding of the markets which the Company serves. The inability to hire or retain qualified personnel may hinder the Company’s ability to implement its business strategy and may harm its business.

Lengthy sales and implementation cycles for the Company’s product makes it difficult to forecast revenues and, as a result, may have an adverse impact on the Company’s business.

The period from the Company’s initial contact with potential corporate buyers to the consummation of an agreement to offer the Company’s product to its employees is difficult to predict. These sales may be subject to delays due to a client’s internal procedures for approving such expenditures and other factors beyond the Company’s control. Implementation may be subject to delays based on the availability of the internal resources of the client that are needed, acceptance by potential members and other factors outside of the Company’s control. As a result, the Company has limited ability to forecast the timing of revenue from new members. This, in turn, makes it more difficult to predict the Company’s financial performance from quarter to quarter.

During the sales cycle and the implementation period, the Company may expend substantial time, effort and money preparing contract proposals and negotiating contracts without receiving any related revenue. In addition, many of the expenses related to providing the Company’s services are relatively fixed in the short term, including personnel costs, fixed overhead, and technology and infrastructure costs. As a result, the Company may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall or delay, in which case the Company’s results of operations would suffer. In addition, in an attempt to enhance the Company’s long-term competitive position, the Company may from time to time make decisions regarding pricing, marketing, services and technology that could have a near-term adverse effect on the Company’s operating results.

The Company faces significant competition for its products and services.

The markets in which the Company operates are intensely competitive, continually evolving and, in some cases, subject to rapid change. The Company expects the intensity of competition and the pace of change either to be maintained or at least be increased in the future. Many of the Company’s potential competitors may have greater financial, technical, product development, marketing and other resources than the Company. These organizations may be better known than the Company and may have more customers or users than the Company does. The Company cannot provide assurance that the Company will be able to compete successfully against these organizations or any alliances they have formed or may form.

If the Company is unable to provide priority access to high quality healthcare that attracts and retains members, the Company’s revenues will be reduced.

Interest in the Company’s products and services is based upon the Company’s ability to provide members with referrals and priority access to the Company’s network physicians. Although the Company has been able to continue to maintain and expand this network, if the Company is unable to continue to do so for any reason, the value of a membership would diminish and membership interest in the Company products and services would be adversely affected. Similarly, the Company’s ability to maintain or increase the number of highly qualified physicians in its network is based upon the Company’s ability to provide the physicians with incentive to continue to participate in the network. We cannot assure you that the Company will be able to retain qualified physicians to provide referral and priority access to members. If the Company is unable to provide high quality physicians to its members, the quality of the Company’s products and services will be reduced.

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

The Company’s products may not achieve acceptance in the marketplace.

The Company intends to offer its membership based products and services to large corporations, small to medium sized businesses and individuals. The markets for these products are relatively new, unpredictable and rapidly evolving. Lack of acceptance in the marketplace for these new products and services could have a material adverse effect on the Company’s business, results of operations and financial condition.

Risks Related to Our Stock Being Publicly Traded

We will incur increased costs as a result of being a publicly traded company.

As a publicly traded company, we will incur legal, accounting and other expenses that we did not incur as a privately held company, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Securities Exchange Act of 1934, or the Exchange Act, recently adopted corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, and other rules implemented relatively recently by the SEC and The NASDAQ National Market. We expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We also expect that these rules and regulations will make it more difficult and more expensive for us to obtain directors and officers’ liability insurance.

We do not intend to pay dividends on our Common Stock.

We have never declared or paid any cash dividend on our Common Stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future.

Penny stock rules could make it hard to resell your shares.

The Company’s Common Stock does not meet the listing requirements for any trading market other than the Pink Sheets. We plan to apply for a listing on the Over the Counter Bulletin Board (the “OTCBB”).   The OTCBB may not accept the application of any market maker to initiate quotations in our Common Stock.  An investor may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our Common Stock. In addition, rules promulgated by the SEC impose various practice requirements on broker-dealers who sell securities that fail to meet certain criteria set forth in those rules to persons other than established customers and accredited investors. Consequently, the liquidity of the Company’s securities could be impaired, not only in the number of securities which could be bought and sold, but also through delays in the timing of transactions, reduction in security analysts' and the news media's coverage of the Company, and lower prices for the Company’s securities than might otherwise be attained.

Future Sales By Our Stockholders May Negatively Affect Our Stock Price And Our Ability To Raise Funds In New Stock Offerings.

Sales of our Common Stock in the public market could lower the market price of our Common Stock. Sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable or at all. Of the 55,884,347 shares of Common Stock outstanding as of August 10, 2006, 9,444,095 shares are, or will be, freely tradable without restriction, unless held by our "affiliates". The remaining 46,440,252 shares of Common Stock, which will be held by existing stockholders, including the officers and directors, are "restricted securities" and may be resold in the public market only if registered or pursuant to an exemption from registration. Some of these shares may be resold under Rule 144.

Our Common Stock May Be Affected By Limited Trading Volume And May Fluctuate Significantly, Which May Affect Our Shareholders' Ability To Sell Shares Of Our Common Stock.

Prior to this filing, there has been a limited public market for our Common Sock and there can be no assurance that a more active trading market for our Common Stock will develop. An absence of an active trading market could adversely affect our shareholders' ability to sell our Common Stock in short time periods, or possibly at all. Our Common Stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our Common Stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our Common Stock to fluctuate substantially. These fluctuations may also cause short sellers to enter the market from time to time in the belief that we will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our Common Stock will be stable or appreciate over time. The factors may negatively impact shareholders' ability to sell shares of our Common Stock.

The Company may be subject to litigation.

The Company may be subject to claims involving how the Company conducts its business. Any such claims against the Company may affect its business, results of operations and financial conditions. Such claims, including those without merit, could require the Company to pay damages or settlement amounts and would require a substantial amount of time and attention from the Company’s senior management as well as considerable legal expenses. Although the Company does not anticipate that its activities would warrant such claims, there can be no assurances that such claims will not be made.

The Company lacks accounting and reporting controls.

The Company’s Chief Financial Officer (the “CFO”) is solely responsible for the accounting and reporting functions for the Company and outsources certain of its accounting and finance functions to an independent third party. As a result, the Company currently has limited segregation of duties regarding the Company’s accounting and reporting functions. Management recognizes this limited segregation of duties as a potential deficiency in the Company’s internal controls and is implementing procedures to mitigate this deficiency.

Government regulation of healthcare creates risks and challenges with respect to the Company’s compliance efforts and business strategies.

The healthcare industry is highly regulated and is subject to changing political, legislative, regulatory and other influences. Existing and new Federal and state laws and regulations affecting the healthcare industry could create unexpected liabilities for the Company, cause the Company to incur additional costs and restrict the Company’s operations. Many healthcare laws are complex and their application to specific products and services may not be clear. In particular, many existing healthcare laws and regulations, when enacted, did not anticipate the healthcare products and services that the Company provides. However, these laws and regulations may nonetheless be applied to the Company’s products and services. As an international company, the Company may conduct business in a number of countries and thus may be subjected to local business practices, laws and regulations. The Company's increasing penetration into the Chinese market in particular is a significant risk to our business. Management’s failure to accurately anticipate the application of these laws and regulations, or other failures to comply, could create liability, result in adverse publicity and negatively affect our businesses. Some of the risks the Company faces from healthcare regulation are as follows:

•	Anti-kickback Laws

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

The laws in this area are broadly written and it is often difficult to determine precisely how the laws will be applied in specific circumstances. Penalties for violating the federal anti-kickback law include imprisonment, fines and exclusion from participating, directly or indirectly, in Medicare, Medicaid and other federal healthcare programs. Any determination by a state or federal regulatory agency that any of the Company’s practices violate any of these laws could subject the Company to civil or criminal penalties and require the Company to change or terminate some portions of its business and could have an adverse effect on the Company’s business. Even an unsuccessful challenge by regulatory authorities of the Company’s practices could result in adverse publicity and be costly for the Company to defend.

•	Medical Professional Regulation

The practice of most healthcare professions requires licensing under applicable state law. In addition, the laws in some states prohibit business entities from practicing medicine. If a state determines that some portion of the Company’s business violates these laws, it may seek to have the Company discontinue those portions or subject the Company to penalties or licensure requirements. Any determination that the Company is a healthcare provider and has acted improperly as a healthcare provider may result in liability to the Company.

The Company faces potential liability related to the privacy and security of personal information it collects from consumer and healthcare professionals through its Web sites.

Internet user privacy has become a major issue both in the United States and abroad. The Company has privacy policies posted on its website that the Company believes comply with applicable laws requiring notice to users about the Company’s information collection, use and disclosure practices. However, whether and how existing privacy and consumer protection laws in various jurisdictions apply to the Internet is still uncertain and may take years to resolve. Any legislation or regulation in the area of privacy of personal information could affect the way the Company operates its website and could harm its business. Further, the Company cannot assure you that the privacy policies and other statements on its website or its practices will be found sufficient to protect the Company from liability or adverse publicity relating to the privacy and security of personal information.

Under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, Congress established a set of federal national privacy standards for the protection by health plans, healthcare clearinghouses, healthcare providers and their business associates of individually identifiable health records. While the Company’s members own and control their own personal health records, the Company’s maintenance of these records using MyMedVaultTM may subject the Company to HIPAA regulations. Furthermore, legislation regarding HIPAA is evolving and often confusing as it applies to new businesses such as the Company. Violation of HIPAA could result in substantial penalties that could adversely affect the Company’s future.

Additional Information

We are obligated to file reports with the SEC pursuant to the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We file electronically with the SEC. The address of that site is http://www.sec.gov.

General Discussion on Results of Operations and Analysis of Financial Condition

Overview

Corporate History

Patients & Physicians, Inc. (formerly known as Finity Holdings, Inc.) (“P&P”), was organized on February 5, 1993. Finity Holdings, Inc. formerly operated through two wholly owned subsidiaries, Finity Corporation, a Texas corporation, and Fi-Scrip, Incorporated, a Nevada corporation ("Fi-Scrip"). Finity Holdings, Inc. sold all of its stock in Finity Corp. and Fi-Scrip effective June 5, 2001.

On June 27, 2006, P&P closed an Exchange Agreement (the "Share Exchange") with all of the stockholders of Flagship Patient Advocates, Inc. (formerly known as Flagship Healthcare Management, Inc.) ("Flagship") whereby P&P acquired all of the issued and outstanding capital stock of Flagship and Flagship became a wholly-owned subsidiary of P&P. Upon completion of the Share Exchange, Flagship’s stockholders controlled approximately 99% of the then issued and outstanding common stock. Prior to the Share Exchange, P&P was a shell company. Subsequent to the Share Exchange (see below), Flagship’s business activities were the activities of P&P. As a result of these factors, this transaction has been treated as a reverse merger, and a capital transaction, equivalent to the issuance of stock by Flagship for P&P’s net assets and, accordingly, the historical financial statements prior to June 27, 2006 are those of Flagship. All shares and per share data prior to the Share Exchange have been restated to reflect the stock issuances and the effect of the closing of the Share Exchange.

U.S. Open Healthcare Management, Inc. (“USOH”) was incorporated under the laws of the State of New York on July 9, 2002. Flagship was incorporated under the laws of the State of Delaware on February 11, 2004. On February 18, 2004, USOH entered into an Agreement and Plan of Merger (the “Merger”) with Flagship. All of the outstanding shares of USOH common stock were converted into Flagship common stock, and the net assets of USOH were contributed to Flagship.

In connection with the Share Exchange, the stockholders of Flagship acquired the majority of the voting shares of P&P, and P&P will carry on the business of Flagship, and the officers and directors of Flagship became the officers and directors of P&P. Therefore, the transaction is being accounted for as Flagship being the accounting acquirer (legal acquiree) and P&P being the accounting acquiree (legal acquirer). Since at the closing P&P was a non-operating shell corporation no longer meeting the definition of a business as defined in EITF Consensus 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business, the transaction is equivalent to Flagship issuing stock for the net liabilities of P&P, accompanied by a recapitalization. The accounting will be identical to that resulting from a reverse acquisition, except that there will be no adjustments to the historic carrying values of the assets and liabilities.

Going Concern

Our consolidated financial statements have been prepared assuming we will continue as a going concern. We have experienced net losses from operations of $7,599,177 and $6,509,189 for the year ended December 31, 2005 and for the six months ended June 30, 2006, respectively. In addition, we had a working capital deficit of $1,109,287 at June 30, 2006. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty. Assurances cannot be given that adequate financing can be obtained to meet our capital needs. If we are unable to generate profits and unable to continue to obtain financing to meet our working capital requirements, we may have to curtail our business sharply or cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis to retain our current financing, to obtain additional financing, and, ultimately, to attain profitability. Should any of these events not occur, we will be adversely effected and we may have to cease operations.

Critical Accounting Policies

Revenue Recognition

We derive revenue from the sale of memberships to individuals and institutions for access to its healthcare service offerings.

The Company recognizes revenues in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB No. 101”) as amended by SEC Staff Accounting Bulletin No. 104, Revenue Recognition, revised and updated (“SAB No. 104”). SAB No. 104 stipulates that revenue generally is realized or realizable and earned, once persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable and collectibility is reasonably assured. The Company sells memberships to individuals and institutions for access to its healthcare service offerings. The Company recognizes revenue ratably over the life of the membership.

To date, the Company memberships have been marketed only through its in-house sales force and a network of independent brokers.

In the broker channel, the Company recognizes revenue when the broker distributor sells the Company’s memberships, provided we have satisfied all other terms and conditions.

Stock-Based Compensation

We have adopted SFAS No. 123(R) (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which requires the recognition of compensation expense for employee stock options and other share-based payments. SFAS No. 123(R) was issued in December 2004. Under this method of adoption, expense related to employee stock options and other share-based payments is recognized over the relevant service period based on the fair value of each stock option grant.

We have accounted for non-employee compensation expense in accordance with Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (“EITF 96-18”), which requires non-employee stock options to be measured at their fair value as of the earlier of the date at which a commitment for performance to earn the equity instruments is reached (“performance commitment date”) or the date at which performance is complete (“performance completion date”). Accounting for non-employee stock options, which involve only performance conditions when no performance commitment date or performance completion date has occurred as of the interim financial reporting date, requires measurement at the instruments then-current fair value.

The Company has followed the guidance outlined in FASB Interpretations (“FIN”) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (“FIN 28”), as it relates to computing expense when appreciation rights vest over time. As of June 30, 2006, the Company accounted for 2,355,000 options under the guidance of EITF 96-18.

The fair value of each stock option grant to employees is estimated on the date of grant. The fair value of each stock option grant to non-employees is estimated on the applicable performance commitment date, performance completion date, or interim financial reporting date.

Results Of Operations For The Three Months Ended June 30, 2006 Compared To The Three Months Ended June 30, 2005

The Company’s activities to date have been focused on developing a membership-based specialty healthcare advocacy company providing physician referrals, on a priority basis, and emergent care needs to its members, all linked by a sophisticated management system and is still a development stage company. Our operating activities to date have consisted primarily of developing our membership and physician databases and establishing our physician network. The Company had revenues of $10,172 and total net expenses of $3,482,362 for the three months ended June 30, 2006 and no revenues and total net expenses of $2,682,525 for the three months ended June 30, 2005.

Revenues

Our total revenue increased to $10,172 for the three months ended June 30, 2006 versus $0 for the three months ended June 30, 2005. The increase is directly related to costs associated with membership sales which began in late 2005.

Costs of Revenue

Our total costs of revenue increased to $1,523 for the three months ended June 30, 2006 versus $0 for the three months ended June 30, 2005. The increase is directly related to costs associated with membership sales which began in late 2005.

Total Expenses

Total operating expenses for the three months ended June 30, 2006 were $2,308,331 compared to $2,685,448 for the three months ended June 30, 2005, a decrease of 377,117, or 14.04% These expenses incurred during the three months ended June 30, 2006 and 2005 are set forth below in further detail.

Membership services. Membership services expenses increased by $167,761, or 27.9%, to $769,156 for the three months ended June 30, 2006 versus $601,395 for the three months ended June 30, 2005. This increase was principally due to the amortization of stock options and costs associated with paying stipends to Regional Medical Directors in the three months ended June 30, 2006. In addition, there were increased travel costs incurred during the quarter related to expanding the network and business overseas.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $529,945, or 26.04%, to $1,505,178 for the three months ended June 30, 2006 as compared to $2,035,123 for the three months ended June 30, 2005. This decrease was principally attributable the reduction in certain compensation charges incurred in 2005 not incurred in 2006. Expense increases were also related to the amortization of stock options and the commencement of our sales campaign to acquire new members. This included design and printing costs associated with attendance at conferences and trade shows and promotional materials offset by expense reductions incurred in the same period last year relating to development of brand strategy. In addition, in 2006 selling, general and administrative expenses included $240,000 related to the acquisition of P&P, which under accounting principles generally accepted in the United States, was charged to operations in the period acquired.

Depreciation and amortization expense. Depreciation and amortization expense decreased by $14,933, or 30.52%, to $33,997 for the three months ended June 30, 2006 versus $48,930 for the three months ended June 30, 2005. This decrease was due to the write off of a previously recorded liability due to a software vendor that was written off in the current quarter against depreciation and amortization. The software had been written off in a prior period.

Interest income. Interest income increased by $11,295 to $14,343 for the three months ended June 30, 2006 as compared to $3,048 for the three months ended June 30, 2005. This increase was due to having cash on hand during the current three months ended June 30, 2005 related to the Convertible Note financing that closed in January 2006.

Amortization of debt discounts and debt issuance costs. Amortization of debt discounts and debt issuance costs increased to $1,008,454 for the three months ended June 30, 2006 versus $0 for the same period last year. This increase was due to the amortization of the discounts on the Convertible Note financing that closed in January 2006. The costs allocated to the debt are charged to operations over the life of the debt using the interest method, which produces a constant periodic rate of return.

Interest expense. Interest expense increased to $179,920 for the three months ended June 30, 2006 versus $125 for the three months ended June 30, 2005. This increase is due to interest expense incurred in the current period related to the Convertible Notes issued in January 2006.

Net loss

As a result of the foregoing, for the three months ended June 30, 2006, net loss increased by $791,188 or 29.49%, to a net loss of $3,473,713, compared to a net loss of $2,682,525 for the corresponding period in 2005.

Results of Operations For The Six Months Ended June 30, 2006 Compared To The Six Months Ended June 30, 2005

The Company had revenues of $17,186 and total net expenses of $6,522,654 for the six months ended June 30, 2006 and no revenues and total net expenses of $4,132,167 for the six months ended June 30, 2005.

Revenue

For the six months ended June 30, 2006, we generated $17,186 in revenue compared to $0 for the six months ended June 30, 2005. This increase is due to the commencement of sales of memberships during 2005 and the first half of 2006. We are still in the stages of early product and services development and we do not expect to generate significant revenue from our various product lines until 2007.

Costs of Revenue

Our total costs of revenue increased to $3,721 for the six months ended June 30, 2006 versus $0 for the six months ended June 30, 2005. The increase is directly related to costs associated with membership sales which began in 2005 and the first half of 2006.

Total Expenses

Total operating expenses for the six months ended June 30, 2006 were $4,625,174, compared to $4,135,386 for the six months ended June 30, 2005, an increase of $489,788 or 11.8%. The expenses incurred for 2006, as compared to 2005, are set forth in greater detail below and in the accompanying condensed consolidated financial statements attached.

Costs and Expenses

Membership services. Membership services expenses increased by $385,179, or 34.24%, to $1,510,250 for the six months ended June 30, 2006, versus $1,125,071 for the six months ended June 30, 2005. This increase was principally due to the increased wages and benefits related to an increase in personnel. We increased staff in order to provide products and services to our members as we begin to sell memberships. In addition, there were costs associated with paying stipends to Regional Medical Directors in the six months ended June 30, 2005. There were no such expenses in the same period of the prior year. We also incurred increased travel costs associated with expanding the network internationally as well as the amortization of stock options. These costs were partially offset by a reduction in one time licensure fess expenses incurred in 2005.

Selling, general and administrative. Selling, general and administrative expenses increased by $150,690, or .05%, to $3,002,476 for the six months ended June 30, 2006, as compared to $2,851,786 for the six months ended June 30, 2005. There were sales and marketing costs incurred related to marketing the Company’s products, including the design and printing costs associated with marketing materials, postage and handling costs associated with the distribution of this material, and contracting with outside consultants to develop brand strategy. In addition, there was an increase in expenses related to the amortization of stock options in 2006. In addition, selling, general and administrative expenses included additional legal and professional costs incurred associated with with being a public company as well as the acquisition cost of the shell company in the amount of $240,000, which under accounting principles generally accepted in the United States, was charged to operations in the period acquired. These increases were more than offset by certain compensation charges incurred in 2005 not incurred in 2006.

Depreciation and amortization. Depreciation and amortization decreased by $73,410, or 46.31%, to $85,119 for the six months ended June 30, 2006, versus $158,529 for the six months ended June 30, 2005. This decrease is due to the write off of certain assets no longer in use in 2005 charged to depreciation.

Interest income. Interest income increased by $20,788 to $25,907 for the six months ended June 30, 2006, as compared to $5,119 for the six months ended June 30, 2005. This increase was due to having cash on hand during the current year related to the Convertible Notes and the Term Notes (as defined below).

Amortization of debt discounts and debt issuance costs. Amortization of debt discounts and debt issuance costs increased to $1,673,368 for the six months ended June 30, 2006, versus $0 for the same period last year. This increase was due to the amortization of the discounts on the Convertible Note financing. The costs allocated to the debt are charged to operations over the life of the debt using the interest method, which produces a constant periodic rate of return.

Interest expense. Interest expense increased to $277,348 for the six months ended June 30, 2006 versus $1,900 for the six months ended June 30, 2005. This increase is due to accrued interest expense related to the Convertible Notes and Term Notes (as defined below).

Net Loss

For the six months ended June 30, 2006, we had a net loss of $6,509,189, as compared to a net loss of $4,132,167 for the same period in 2005, an increase of $2,377,022, or 57.52%. The loss increased as we expanded operations in 2006, and increased our employee headcount, operating expenses and legal and professional fees. Net loss per common share increased from $0.00 in 2005 to $0.117 for 2006.

Liquidity And Capital Resources

At June 30, 2006 the Company had a working capital deficit of $1,109,287, compared to a working capital deficit of $3,359,685 at December 31, 2005. The change is the result of the conversion of certain notes into the Convertible Notes and additional proceeds received at the closing. The Company allocated the proceeds from the Convertible Notes based on the computed relative fair values of the debt and stock instruments issued. The value of the beneficial conversion feature was limited to the amount of the proceeds allocated to the debt component of the Convertible Notes. The aggregate amounts allocated to the warrants, equity instruments and beneficial conversion feature of $7,100,000, were recorded as debt discounts at the date of issuance and are being amortized to interest expense over the terms of the Convertible Notes. The initial aggregate carrying value of the Convertible Notes at the time of closing was $0 after the debt discounts. The increase in working capital due to the conversion of the Convertible Notes was offset by $4,000,000 of Term Notes provided to the Company by a current investor in June 2006 (the “Term Notes”). The Term Notes bear interest at the prime rate. The Company is currently seeking additional financing, and upon entry into such financing, the Term Notes will convert into such financing on the same terms and conditions as such financing. Net cash used in operating activities was $4,261,752 for the six months ended June 30, 2006, versus $2,876,804 for the six months ended June 30, 2005. This increase is principally due to the increase in expenses incurred in operations. Overall expenses increased principally due to the increase in operating expenses incurred in membership services, sales and marketing and administration, as the Company prepares to sell its product and deliver products and service to members.

Net cash used in investing activities was $40,649 for the six months ended June 30, 2006, versus $410,378 for the six months ended June 30, 2005. For the six months ended June 30, 2005, investing activities included a one time purchase of IT equipment for the new office space, including computers for new personnel and the Company’s computer systems to meet the increased demands as the sale of memberships increase. The purchases of equipment in the six months ended June 30, 2006 consisted primarily of additional computers.

Net cash provided by financing activities during the six months ended June 30, 2006 was $7,972,525, versus $3,356,733 during the six months ended June 30, 2005. The increase of $4,615,792 resulted from the net proceeds of $4,232,695 from the closing of the Convertible Notes and proceeds of $4,000,000 from the Term Notes versus net proceeds of $3,346,733 from the closing of the Redeemable Series B Convertible Preferred Stock financing during the six months ended March 31, 2005.

Item 3. Controls and Procedures

A. Evaluation of Disclosure Controls and Procedures:

Our disclosure controls and procedures are designed to ensure that material information relating to the Company are made known by others within the Company to our Chief Executive Officer (“CEO”), CFO and others in the Company involved in the preparation of our annual report and our quarterly reports. The Company has evaluated, with the participation of the Company’s CEO and CFO, the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2006, pursuant to Exchange Act Rule 15d-15 and were determined not to be effective. Based upon that evaluation, the CEO and CFO identified deficiencies that existed in the design or operation of our internal control over financial reporting that it considered to be "material weaknesses." The Public Company Accounting Oversight Board defined a material weakness as a "significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected."

The material weakness identified relate to:

•	the lack of sufficient knowledge and experience among the internal accounting personnel regarding the application of US GAAP and SEC requirements;

•	insufficient written policies and procedures for accounting and financial reporting with respect to the current requirements and application of US GAAP and SEC disclosure requirements; and

•	segregation of duties, in that we had only one person performing all accounting-related duties.

Notwithstanding the existence of this material weakness in our internal control over financial reporting, our management believes, including our Chief Executive Officer and Chief Financial Officer that the condensed consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

B. Changes in Internal Control over Financial Reporting:

There were no changes in our internal controls over financial reporting identified in connection with our evaluation of these controls during the period covered by this report that could have significantly affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to significant deficiencies and material weaknesses.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings.

A former independent contractor (the “Plaintiff”) has filed a lawsuit against the Company, among others. The Plaintiff alleges that he was promised employment with Flagship and performed services for Flagship based on these promises. The Plaintiff is seeking compensatory and punitive damages, including the issuance of additional shares of stock for these services and attorney fees in an aggregate amount of approximately $1,800,000. The Company believes this lawsuit is without merit and intends to defend it vigorously. In management’s opinion the final resolution of this matter will not have material impact on the consolidated financial position or results of operations of the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Document

31.1	Rule 13a-14(a)/15d-14(a) Certification (CEO)**
31.2	Rule 13a-14(a)/15d-14(a) Certification (CFO)**
32.1	Section 1350 Certification (CEO)**
32.2	Section 1350 Certification (CFO)**

----------
** Filed herewith.

SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATIENTS & PHYSICIANS, INC.

Date: August 14, 2006	By:	/s/ Fred F. Nazem
Fred F. Nazem, Chief Executive Officer and Chariman

Date: August 14, 2006	By:	/s/ Philip E. Barak
Philip E. Barak, Chief Financial Officer