Form 10QSB
period 2006-09-30
Patients & Physicians, Inc.
filed 2006-11-21
CIK 1051985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-QSB
________________

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission File Number: 000-30556

________________

PATIENTS & PHYSICIANS, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

________________

Delaware	11-3210792
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

220 West 42nd Street, 23rd Floor, New York, NY 10036
(Address of Principal Executive Offices)

(212) 340-9100
(Issuer's Telephone Number, Including Area Code)

432 Park Avenue South, 13th Floor, New York, NY 10016
(Former Name, Former Address and Former Fiscal Year, if Changed
Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☑ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of The Exchange Act)
Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 57,384,385 shares of common stock, $0.001 par value, outstanding as of November 17, 2006.

Transitional Small Business Disclosure Format (check one):     Yes ☐ No ☑

PATIENTS & PHYSICIANS, INC.

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Condensed Consolidated Balance Sheets, as of September 30, 2006 (unaudited) and December 31, 2005	1

	Condensed Consolidated Statements of Operations, for the three and nine months ended September 30, 2006 and 2005 and for the period from inception (July 9, 2002) to September 30, 2006 (unaudited)	2

	Condensed Consolidated Statement of Stockholders’ Equity (Deficit), for the period from inception (July 9, 2002) to September 30, 2006 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows, for the nine months ended September 30, 2006 and 2005 and for the period from inception (July 9, 2002) to September 30, 2006 (unaudited)	4

	Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis or Plan of Operation.	20

Item 3.	Controls and Procedures.	31

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	33
Item 3.	Defaults Upon Senior Securities.	33
Item 4.	Submission of Matters to a Vote of Security Holders.	33
Item 5.	Other Information.	33
Item 6.	Exhibits.	33

-i-

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

Patients & Physicians, Inc. and Subsidiary
(formerly known as Finity Holdings, Inc.)
(A Development Stage Company)
Condensed Consolidated Balance Sheets
As of September 30, 2006 (unaudited) and December 31, 2005

	September 30, 2006 (Unaudited)	December 31, 2005 (Note 2)
ASSETS

Current Assets:
Cash and cash equivalents	$1,288,202	$138,344
Prepaid expenses and other current assets	102,674	327,978
Total current assets	1,390,876	466,322

Property and equipment, net	862,917	581,165
Debt issuance costs, net	181,343	58,379
Restricted cash	756,003	135,000
Total assets	$3,191,139	$1,240,866

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$176,420	$534,651
Accrued liabilities	580,686	354,748
Bank overdraft	78,184	68,478
Due to stockholder	—	18,130
Notes payable, current portion	5,348,018	2,850,000
Total current liabilities	6,183,308	3,826,007

Notes payable, net of current portion	1,300,905	—
Total liabilities	7,484,213	3,826,007

COMMITMENTS AND CONTINGENCIES

Redeemable Series A Convertible Preferred Stock;
$0.001 par value, 0 shares authorized, 0 shares issued and outstanding at
September 30, 2006 and 10,948,906 shares authorized, 7,255,042 shares
issued and outstanding (liquidation value of $1,987,881) at December 31, 2005	—	1,827,639

Redeemable Series B Convertible Preferred Stock;
$0.001 par value, 0 shares authorized, 0 shares issued and outstanding at
September 30, 2006 and 7,692,308 shares authorized, 5,205,768 shares
issued and outstanding (liquidation value of $3,383,748) at December 31, 2005	—	3,350,988

Stockholders' Deficit:
Preferred stock, $0.001 par value: 5,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2006 and 11,358,786 shares
authorized, 0 shares issued and outstanding at December 31, 2005	—	—
Common stock, $0.001 par value: 125,000,000 shares authorized,
57,384,385 shares issued and outstanding at September 30, 2006, and
70,000,000 shares authorized, 34,567,560 shares issued and
outstanding at December 31, 2005	57,384	34,567
Additional paid-in capital	17,111,876	3,652,905
Deficit accumulated during the development stage	(21,462,334)	(11,451,240)
Total stockholders' deficit	(4,293,074)	(7,763,768)
Total liabilities and stockholders' deficit	$3,191,139	$1,240,866

See Notes to Condensed Consolidated Financial Statements

Patients & Physicians, Inc. and Subsidiary
(formerly known as Finity Holdings, Inc.)
(A Development Stage Company)
Condensed Consolidated Statements of Operations
For the three and nine months ended September 30, 2006 and 2005 and for the period from inception (July 9, 2002) to September 30, 2006
(unaudited)

					For the period from inception (July 9, 2002) to September 30, 2006
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005

Subscription revenue	$12,062	$1,625	$29,248	$1,625	$34,442
Costs of revenue	5,588	974	9,309	974	11,959
Gross profit	6,474	651	19,939	651	22,483

Operating expenses:
Membership services	852,699	636,851	2,362,949	1,761,921	5,576,249
Selling, general and administrative	1,335,120	868,493	4,337,596	3,720,279	11,751,266
Depreciation and amortization	73,802	53,321	158,921	211,848	449,208
Impairment of long-lived assets	—	—	—	—	492,054
Total operating expenses	2,261,621	1,558,665	6,859,466	5,694,048	18,268,777

Loss from operations	(2,255,147)	(1,558,014)	(6,839,527)	(5,693,397)	(18,246,294)

Interest income	23,733	1,022	49,640	6,141	62,376
Amortization of debt discounts and
debt issuance costs	(1,019,534)	—	(2,692,902)	—	(2,692,902)
Interest expense	(250,957)	(16,293)	(528,305)	(18,193)	(585,514)

Loss before provision for income taxes	(3,501,905)	(1,573,285)	(10,011,094)	(5,705,449)	(21,462,334)

Provision for income taxes	—	—	—	—	—

Net loss	(3,501,905)	(1,573,285)	(10,011,094)	(5,705,449)	$(21,462,334)
Accretion of preferred stock	—	(5,365)	(193,858)	(16,922)
Net loss attributable to common stockholders	$(3,501,905)	$(1,578,650)	$(10,204,952)	$(5,722,371)

Weighted average number of shares outstanding, basic and diluted	56,151,014	34,567,310	46,400,701	32,875,900

Net loss per share, basic and diluted	$(0.06)	$(0.05)	$(0.22)	$(0.17)

See Notes to Condensed Consolidated Financial Statements

Patients & Physicians, Inc. and Subsidiary
(formerly known as Finity Holdings, Inc.)
(A Development Stage Company)
Condensed Consolidated Statements of Stockholders' Equity (Deficit)
For the period from inception (July 9, 2002) to September 30, 2006 (unaudited)

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common stock		Paid-in	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)
Balances at July 9, 2002 (inception)	—	$—	$—	$—	$—
Issuance of common stock to founders at $0.001 per share in August 2002	16,000,000	16,000	—	—	16,000
Sale of common stock at $0.044 per share in August 2002	2,857,150	2,857	122,143	—	125,000
Net loss	—	—	—	(107,271)	(107,271)
Balances at December 31, 2002	18,857,150	18,857	122,143	(107,271)	33,729
Issuance of common stock in exchange for goods and services at $0.056 per share in August 2003	13,678,910	13,679	746,321		760,000
Issuance of common stock to employees at $0.056 per share in August 2003	1,510,000	1,510	82,386		83,896
Cancellation of founders' shares at $0.001 per share in August 2003	(3,510,000)	(3,510)	3,510	—	—
Issuance of options to purchase common stock to employees for services	—	—	37,243	—	37,243
Net loss	—	—	—	(495,895)	(495,895)
Balances at December 31, 2003	30,536,060	30,536	991,603	(603,166)	418,973
Exercise of stock options at $0.035 per share in August 2004	1,000,000	1,000	34,000	—	35,000
Value of warrants issued in connection with the sale of Redeemable Series A Convertible Preferred Stock	—	—	143,066	—	143,066
Accretion of Redeemable Series A Convertible Preferred Stock	—	—	(16,223)	—	(16,223)
Issuance of options to purchase common stock to employees for services	—	—	95,162	—	95,162
Issuance of options to purchase common stock to non-employees for services	—	—	275,951	—	275,951
Net loss	—	—	—	(3,248,897)	(3,248,897)
Balances at December 31, 2004	31,536,060	31,536	1,523,559	(3,852,063)	(2,296,968)
Exercise of stock options at $0.20 per share in September 2005	250	—	50	—	50
Accretion of Redeemable Series A Convertible Preferred Stock	—	—	(19,473)	—	(19,473)
Accretion of Redeemable Series B Convertible Preferred Stock	—	—	(4,255)	—	(4,255)
Stock issued in lieu of compensation at $0.525 per share in March 2005	3,031,250	3,031	1,588,375	—	1,591,406
Issuance of options to purchase common stock to employees for services	—	—	243,470	—	243,470
Issuance of options to purchase common stock to non-employees for services	—	—	321,179	—	321,179
Net loss	—	—	—	(7,599,177)	(7,599,177)
Balances at December 31, 2005	34,567,560	34,567	3,652,905	(11,451,240)	(7,763,768)
Allocation of value to common stock, issued in connection with convertible debt financings	7,968,950	7,969	3,215,420	—	3,223,389
Allocation of value to warrants issued in connection with convertible debt financings	—	—	522,289	—	522,289
Allocation of value to beneficial conversion feature in connection with convertible debt financings	—	—	3,043,692	—	3,043,692
Conversion of Redeemable Series A Preferred Stock to common stock	7,755,481	7,755	2,117,244	—	2,124,999
Conversion of Redeemable Series B Preferred Stock to common stock	5,205,764	5,206	3,379,400	—	3,384,606
Issuance of shares in connection with share exchange	174,130	174	(250)	—	(76)
Issuance of shares in connection with the share exchange	1,200,000	1,200	(1,200)	—	—
Exercise of vested options at $0.89 per share in January 2006	2,500	2	2,223	—	2,225
Exercise of vested options at $0.10 per share in May 2006	75,000	75	7,425	—	7,500
Exercise of vested options at $0.20 per share in May 2006	12,500	13	2,487	—	2,500
Exercise of vested options at $0.10 per share in June 2006	110,000	110	10,890	—	11,000
Exercise of vested options at $0.20 per share in June 2006	12,500	13	2,487	—	2,500
Accretion of Redeemable Series A Convertible Preferred Stock	—	—	(160,241)	—	(160,241)
Accretion of Redeemable Series B Convertible Preferred Stock	—	—	(33,617)	—	(33,617)
Issuance of shares in connection with acquisition	300,000	300	269,700	—	270,000
Issuance of options to purchase common stock to employees for services	—	—	852,513	—	852,513
Issuance of options to purchase common stock to non-employees for services	—	—	228,509	—	228,509
Net loss	—	—	—	(10,011,094)	(10,011,094)
Balances at September 30, 2006 (unaudited)	57,384,385	$57,384	$17,111,876	$(21,462,334)	$(4,293,074)

See Notes to Condensed Consolidated Financial Statements

Patients & Physicians, Inc. and Subsidiary
(formerly known as Finity Holdings, Inc.)
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2006 and 2005 and for the period from inception (July 9, 2002) to September 30, 2006 (unaudited)

			For the period from inception (July 9, 2002) to September 30, 2006 (Unaudited)
	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2006 (Unaudited)	2005 (Unaudited)
OPERATING ACTIVITIES
Net loss	$(10,011,094)	$(5,705,449)	$(21,462,334)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	1,081,022	447,974	2,054,027
Amortization of debt discounts and debt issuance costs	2,692,902	—	2,692,902
Depreciation and amortization expense	158,921	211,848	449,208
Common stock issued in exchange for services	—	—	252,084
Preferred stock issued in exchange for services	—	—	85,000
Common stock issued to employees	—	—	83,896
Common stock issued to founders	—	—	16,000
Common stock issued to employees in lieu of compensation	—	985,157	1,591,406
Note payable in lieu of compensation	—	—	165,000
Impairment of long-lived assets	—	—	492,054
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	129,245	(245,993)	(215,129)
Restricted cash	(621,003)	—	(756,003)
Accounts payable and accrued liabilities	(132,289)	83,994	757,108
Net cash used in operating activities	(6,702,296)	(4,222,469)	(13,794,781)

INVESTING ACTIVITIES
Purchases of property and equipment	(72,741)	(458,125)	(1,011,693)
Net cash used in investing activities	(72,741)	(458,125)	(1,011,693)

FINANCING ACTIVITIES
Proceeds from (payments to) stockholders	(18,130)	(31,216)	83,761
Proceeds from issuance of common stock	6,017	—	131,017
Proceeds from exercise of stock options	25,725	50	60,775
Proceeds from issuance of Redeemable Series A Convertible Preferred Stock	—	—	1,735,000
Costs associated with issuance of Redeemable Series A Convertible Preferred Stock	—	—	(52,871)
Proceeds from exercise of warrants to purchase Redeemable Series B Convertible Preferred Stock	137,120	—	305,001
Proceeds from issuance of Redeemable Series B Convertible Preferred Stock	—	3,383,748	3,383,748
Costs associated with issuance of Redeemable Series B Convertible Preferred Stock	—	(37,015)	(37,015)
Proceeds from issuance of notes payable	4,000,000	1,510,000	6,935,000
Bank overdraft, net	9,706	—	78,184
Debt issuance costs	(166,943)	—	(209,324)
Repayments of notes payable	(250,000)	—	(500,000)
Proceeds from issuance of convertible term notes, net	4,181,400	—	4,181,400
Net cash provided by financing activities	7,924,895	4,825,567	16,094,676

Net increase in cash and cash equivalents	1,149,858	144,973	1,288,202

Cash and cash equivalents at beginning of period	138,344	3,018	—
Cash and cash equivalents at end of period	$1,288,202	$147,991	$1,288,202

Supplemental cash flow information
Cash payments for interest	$370,179	$—	$427,338
Cash payments for taxes	—	—	—

See Notes to Condensed Consolidated Financial Statements

Patients & Physicians, Inc. and Subsidiary
(Formerly known as Finity Holdings, Inc.)
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (unaudited)

1.	Nature of Business and Basis of Presentation

Patients & Physicians, Inc. (formerly known as Finity Holdings, Inc.) (“P&P”), was organized on February 5, 1993. Finity Holdings, Inc. formerly operated through two wholly owned subsidiaries, Finity Corporation, a Texas corporation, and Fi-Scrip, Incorporated, a Nevada corporation ("Fi-Scrip"). Finity Holdings, Inc. sold all of its stock in Finity Corporation and Fi-Scrip effective June 5, 2001.

On June 27, 2006, P&P closed an Exchange Agreement (the "Share Exchange") with all of the stockholders of Flagship Patient Advocates, Inc. (formerly known as Flagship Healthcare Management, Inc.) ("Flagship") whereby P&P acquired all of the issued and outstanding capital stock of Flagship and Flagship became a wholly-owned subsidiary of P&P. Upon completion of the Share Exchange, Flagship’s stockholders controlled approximately 99% of the then issued and outstanding common stock. Prior to the Share Exchange, P&P was a shell company. Post the Share Exchange, Flagship’s business activities were the activities of P&P. As a result of these factors, this transaction has been treated as a reverse merger, and a capital transaction, equivalent to the issuance of stock by Flagship for P&P’s net assets and, accordingly, the historical financial statements prior to June 27, 2006 are those of Flagship. All shares and per share data prior to the Share Exchange have been restated to reflect the stock issuances and the effect of the closing of the Share Exchange.

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

P&P’s activities to date have been focused on developing a membership-based specialty healthcare advocacy company providing physician referrals, on a priority basis, emergent care needs and air evacuation to its members, all linked by a sophisticated management system.

As P&P has not yet generated significant revenues through September 30, 2006, the Company is considered to be a development stage company and as such the financial statements presented herein are presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis. As shown in the accompanying financial statements, P&P has incurred losses in the development stage totaling $21,462,334 for the period from inception (July 9, 2002) to September 30, 2006. These factors, among others, indicate that there is substantial doubt about P&P’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management recognizes that P&P’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to allow P&P to continue the development of its business plan and satisfy its obligations on a timely basis. Management believes that such

Patients & Physicians, Inc. and Subsidiary
(Formerly known as Finity Holdings, Inc.)
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (unaudited)

cash flows will be funded by additional equity and/or debt financings through the time in which P&P evolves from the development stage and generates sufficient positive cash flows from its operations, if ever. However, there can be no assurance that management’s plans will be able to be achieved.

All references to “Company”, “our”, “us”, or “we” shall apply to Patients & Physicians, Inc. and Flagship Patient Advocates, Inc.

2.	Summary of Significant Accounting Policies

Interim financial statements

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company's financial position and results of operations. The operating results for the three and nine months ended September 30, 2006 and 2005 are not necessarily indicative of the results to be expected for any other interim period of any future year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2005 included in the Company’s Form SB-2 filed with the SEC on August 23, 2006 and declared effective on September 11, 2006.

Consolidation

The condensed consolidated financial statements include the accounts of the Company and Flagship, its wholly-owned subsidiary. All significant intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues, if any, and expenses during the reporting period. The accounting estimates that require management’s most difficult and subjective judgments include capitalization of certain assets, depreciable/amortizable lives, impairment of long-lived assets, fair value and allocation of assets acquired, and the fair value of common stock and options issued for services as well as the allocation of proceeds from the issuance of debt and equity instruments. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates.

Patients & Physicians, Inc. and Subsidiary
(Formerly known as Finity Holdings, Inc.)
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (unaudited)

Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period.

The Company has excluded all convertible preferred stock and outstanding stock options from the calculation of diluted loss per share because all such securities are considered anti-dilutive. Accordingly, diluted loss per share equals basic loss per share. The total number of potential common shares excluded from the calculation of diluted loss per share for the three and nine months ended September 30, 2006 was 2,838,250 and for the three and nine months ended September 30, 2005 was 14,348,810.

Reclassifications

Certain reclassifications have been made in the prior period financial statements to conform to the current period presentation.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments purchased with a maturity at the time of purchase of three months or less to be cash equivalents.

Restricted Cash

The accompanying condensed consolidated balance sheets as of September 30, 2006 and December 31, 2005 includes restricted cash of  $756,003 and $135,000, respectively, which is being held to secure letters of credits, related to the Company’s office space operating leases.

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

Patients & Physicians, Inc. and Subsidiary
(Formerly known as Finity Holdings, Inc.)
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (unaudited)

Long-Lived Assets

The Company periodically assesses the likelihood of recovering the cost of long-lived assets based on its expectations of future profitability and undiscounted cash flows. These factors, along with management’s plans with respect to the operations, are considered in assessing the recoverability of long-lived assets.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. The Company reduces credit risk by placing its cash and cash equivalents with major financial institutions with high credit ratings. At times, such amounts may exceed federally insured limits.

Fair Value of Financial Instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments (“SFAS 107”), approximate their carrying amounts presented in the accompanying condensed consolidated balance sheets at September 30, 2006 and December 31, 2005. The Company had accounted for redeemable preferred stock in accordance with the provisions of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS No. 150”). SFAS No. 150 requires the classification of certain financial instruments as liabilities, including instruments issued in the form of shares that are mandatorily redeemable. As the Redeemable Series A and Series B Convertible Preferred Stock issued by the Company were not mandatorily redeemable at a specified or determinable date, or upon an event that is certain to occur, the Company was not required to account for these instruments as liabilities under the provisions of SFAS No. 150 and as such has presented the Redeemable Series A and Series B Convertible Preferred Stock in the mezzanine section, which is outside the liabilities and stockholders’ deficit sections, of the accompanying condensed consolidated balance sheet at December 31, 2005. All of the outstanding shares of the Redeemable Series A and Series B Convertible Preferred Stock were exchanged for newly issued Patients & Physicians, Inc.’s common stock as a result of the Share Exchange (Note 6).

The Company accounts for derivative instruments in accordance with SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities, as amended, (“SFAS No. 133”) which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value. Accounting for the changes in the fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of the relationships designated are based on the exposures hedged. Changes in the fair value of derivative instruments which are not designated as hedges are recognized in earnings as other income (loss).

The Company had issued financial instruments which required a determination of the fair value of certain related derivatives, where quoted market prices were not published or readily available at the date of issuance. The Company bases its fair value determinations on an evaluation of the facts and circumstances and valuation techniques that require judgments and estimates. As of September 30, 2006 and December 31, 2005, the Company had no derivatives which are classified as assets or liabilities.

Patients & Physicians, Inc. and Subsidiary
(Formerly known as Finity Holdings, Inc.)
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (unaudited)

Revenue Recognition

The Company recognizes revenues in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB No. 101”) as amended by SEC Staff Accounting Bulletin No. 104, Revenue Recognition, revised and updated (“SAB No. 104”), which stipulates that revenue generally is realized or realizable and earned, once persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable and collectibility is reasonably assured. The Company sells memberships to individuals and institutions for access to its healthcare service offerings. The Company recognizes revenue ratably, over the life of the membership. The Company recognized $12,062 and $1,625 of revenue for the three months ended September 30, 2006 and 2005, respectively, and $29,248 and $1,625 of revenue for the nine months ended September 30, 2006 and 2005, respectively.

Stock-Based Compensation

The Company accounts for share-based compensation to employees and directors in accordance with SFAS No. 123(R) (revised 2004), Share Based Payment (“SFAS No. 123(R)”), which requires the recognition of compensation expense for employee stock options and other share-based payments. Under this method, expense related to employee stock options and other share-based payments is recognized over the relevant service period based on the fair value of each stock option grant.

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

The Company has followed the guidance outlined in the Financial Accounting Standards Board (“FASB”) in FASB interpretation (“FIN”) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (“FIN 28”) as it relates to computing expense when appreciation rights vest over time. As of September 30, 2006 the Company accounted for 2,355,000 options under the guidance of EITF 96-18.

Patients & Physicians, Inc. and Subsidiary
(Formerly known as Finity Holdings, Inc.)
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (unaudited)

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

Comprehensive Income (Loss)

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and presentation of comprehensive income (loss) and its components in a full set of financial statements. The statement requires additional disclosures in the financial statements for certain items; it does not affect the Company’s financial position or results of operations. The Company had no comprehensive income (loss) items for the period from inception (July 9, 2002) to September 30, 2006.

Recent Accounting Pronouncements Issued, Not Yet Adopted

In June 2006, the FASB issued Interpretation No.48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting For Income Taxes and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for the Company beginning January 1, 2007. The Company is not evaluating the effect, if any, that FIN 48 will have on its consolidated financial statements and related disclosures.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.  SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Company will evaluate the potential impact, if any, of the adoption of SFAS No. 157 on its consolidated financial position, results of operations and cash flows.

Management does not believe that any other recently issued, but not yet effected, accounting standards if currently adopted would have a material effect on the Company’s consolidated financials statements.

Patients & Physicians, Inc. and Subsidiary
(Formerly known as Finity Holdings, Inc.)
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (unaudited)

3.	Stock-Based Compensation

Stock Option and Grant Plan

Under the 2004 Stock Option and Grant Plan (the “Stock Option Plan”), the Company issues stock-based compensation to its officers, directors, employees and consultants. There are 9,000,000 shares authorized under the Stock Option Plan. The maximum life of options granted is generally 10 years and generally options vest over a period of four years. However, the Board of Directors of the Company may approve other vesting schedules. The Company has issued options to employees and non-employees under stock option agreements. Vested options may be exercised in whole or in part.

The exercise price of the stock options granted is determined by the Board of Directors on the date of grant, considering factors such as recent sales of stock, results of operations and the state of the Company’s business and industry.

The Company recognized compensation expense of $121,656 and $52,369 for the three months ended September 30, 2006 and 2005, respectively, $767,530 and $134,874 for the nine months ended September 30, 2006 and 2005, respectively, and $1,095,712 for the period from inception (July 9, 2002) to September 30, 2006 as a result of issuing options to employees, which is included in selling, general and administrative in the accompanying condensed consolidated statements of operations. In addition, the Company recognized compensation expense of $21,136 and $9,058 for the three months ended September 30, 2006 and 2005, respectively, $84,982 and $21,753 for the nine months ended September 30, 2006 and 2005, respectively, and $132,675 for the period from inception (July 9, 2002) to September 30, 2006 as a result of issuing options to employees, which is included in membership services in the accompanying condensed consolidated statements of operations.

The Company recognized compensation expense of $83,169 and $128,412 for the three months ended September 30, 2006 and 2005, respectively, $228,510 and $291,347 for the nine months ended September 30, 2006 and 2005, respectively, and $825,640 for the period from inception (July 9, 2002) to September 30, 2006 as a result of issuing options to non-employees, which is included in membership services in the accompanying condensed consolidated statements of operations.

The fair value of each stock option grant to non-employees is estimated on the applicable performance commitment date, performance completion date or interim financial reporting date.

A summary of options activity as of December 31, 2005, and changes during the nine months ended September 30, 2006 is presented below:

	Options	Weighted Average Exercise Price
Outstanding December 31, 2005	5,082,000	$0.14
Granted	2,451,000	0.90
Exercised	(212,500)	0.12
Forfeited or expired	(417,500)	0.68
Outstanding, September 30, 2006	6,903,000	$0.39

Exercisable, September 30, 2006	2,838,250	$0.36

Patients & Physicians, Inc. and Subsidiary
(Formerly known as Finity Holdings, Inc.)
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (unaudited)

The fair value of each stock option grant to employees is estimated on the date of grant. A Black Scholes option pricing model, applying the following weighted average assumptions, was used to estimate the fair value for employee stock options issued:

	Nine months ended September 30, 2006	Nine months ended September 30, 2005
Dividend yield	0.00%	0.00%
Expected volatility	68.83%	80.67%
Risk-free rate	4.58% to 5.15%	3.91% to 4.50%
Expected life of options	10 years	10 years

The weighted average grant-date fair value of the options granted were $0.90 per share and $0.47 per share for the nine months ended September 30, 2006 and 2005, respectively.

The options outstanding at September 30, 2006 have a weighted average remaining contractual life of approximately 8.48 years, and an intrinsic value of $6,104,850.

The options which are exercisable at September 30, 2006 have a weighted average remaining contractual life of approximately 7.9 years.

As of September 30, 2006, there was $1,206,650 of total deferred compensation cost related to options issued to employees that will be recognized in expense over a weighted average period of 1.73 years.

4.	Debt

Debt financings consist of the following as of September 30, 2006:

	September 30, 2006 (Unaudited)
	Principal	Unamortized Debt Discount	Net

Laurus Convertible Notes, payable in installments commencing on February 1, 2007	$4,100,000	$(2,576,836)	$1,523,164
Junior Notes, payable in installments commencing on February 1, 2007	3,000,000	(1,874,241)	1,125,759
Apollo Medical Partners, LP payable in full June 7, 2007	2,700,000	—	2,700,000
Apollo Medical Offshore Partners, LP payable in full June 7, 2007	1,300,000	—	1,300,000
Total	$11,100,000	$(4,451,077)	$6,648,923
Less current portion			$5,348,018
Long term portion			$1,300,905

Patients & Physicians, Inc. and Subsidiary
(Formerly known as Finity Holdings, Inc.)
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (unaudited)

Convertible Notes

Laurus Notes

On January 30, 2006 Flagship entered into a securities purchase agreement (the “Laurus Securities Agreement”) with Laurus Master Fund, Ltd. (“Laurus”). Under the Laurus Securities Agreement, Laurus purchased from Flagship a secured convertible term note (the “Laurus Convertible Note”) in an aggregate principal amount of $4,100,000, which is collateralized by substantially all the assets of Flagship. The Laurus Convertible Note bears interest at 1.0% above the prime rate, with a minimum interest rate of 7%, and is convertible in whole or in part into common stock of the Company at a fixed conversion price of $0.90 per share at the election of Laurus.

Junior Notes

During 2005, Flagship issued an aggregate of $3,100,000 in short-term notes, of which $2,050,000 were issued to officers and directors of the Company. Of the aggregate amount issued, $165,000 was issued to an officer of the Company in lieu of compensation. In February 2005, $250,000 of the amounts due to an officer was repaid. Of the aggregate amount issued, $2,850,000 was outstanding at December 31, 2005. During January 2006 Flagship issued an additional $400,000 in short-term notes. During 2006, the Company repaid $250,000 of the notes issued in 2005.

On January 30, 2006 Flagship entered into a securities purchase agreement (the “Junior Securities Agreement”) with certain holders of Flagship’s short-term notes. Under the Junior Securities Agreement the note holders (the “Junior Note Holders”) agreed to convert $3,000,000 of the short-term notes previously issued into secured convertible term notes (the “Junior Notes”) in Flagship. The Junior Notes have substantially the same terms as the Laurus Convertible Note. The Junior Notes bear interest at 1.0% above the prime rate, with a minimum interest rate of 7% and are convertible into common stock of the Company at a fixed conversion price of $0.90 per share at the election of each of the Junior Note Holders.

Laurus and Junior Notes

In connection with the Laurus Convertible Note and the Junior Notes (collectively the “Notes”), Flagship issued 7,968,950 shares of common stock to the investors for consideration of $7,969 and issued warrants to purchase 1,902,174 shares of common stock at an exercise price of $0.92 per share. The warrants have a term of seven years. The aforementioned common stock and warrants include 1,951,596 shares of common stock and warrants to purchase 465,839 shares of common stock issued to certain shareholders and officers (the “Guarantors”) who have provided a limited guarantee of the Company’s obligation to Laurus.

The Company allocated the $7,100,000 of proceeds from the Notes based on the computed relative fair values of the debt, stock and warrant instruments issued to Laurus, the Junior Note Holders and the Guarantors. The common stock issued was valued based on management’s estimate of the fair value of the Company’s common stock of $0.90 per share which resulted in a fair value of $7,164,086 and relative fair value of $3,215,419 for the common stock. The warrants were valued using a Black-Scholes pricing model with the following assumptions: (1) common stock fair value of $0.90 per share, (2) expected volatility of 67.63%, (3) risk-free interest rate of 4.39%, (4) life of 7 years and (5) no

Patients & Physicians, Inc. and Subsidiary
(Formerly known as Finity Holdings, Inc.)
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (unaudited)

dividend, which resulted in a fair value of $1,163,680 and a relative fair value of $522,289 for the warrants. Accordingly, the resulting relative fair value allocated to the debt component of $3,043,692 was used to measure the intrinsic value of the embedded conversion option of the Notes which resulted in a beneficial conversion feature of $3,043,692 recorded to additional paid-in capital. The value of the beneficial conversion feature was limited to the amount of the proceeds allocated to the debt component of the Notes. The aggregate amounts allocated to the warrants, equity instruments and beneficial conversion feature of $7,100,000 were recorded as a debt discount at the date of issuance of the Notes and are being amortized to interest expense using the interest method over the stated maturities of the Notes. The initial aggregate carrying value of the Notes at the time of closing was $0 after the debt discounts.

Transaction fees totaling $318,600 paid to Laurus, or its affiliates, and the Junior Note Holders in connection with this financing were netted against the proceeds and considered in the calculation of the beneficial conversion feature. Financing costs of $225,321 paid to third parties associated with this financing are recorded as debt issuance costs and included on the accompanying condensed consolidated balance sheet at September 30, 2006. These costs are being amortized over the life of the Notes.

During the three and nine months ended September 30, 2006, $1,002,884 and $2,648,923, respectively, of the discount on the Notes has been amortized and included in amortization of debt discounts and debt issuance costs on the accompanying condensed consolidated statement of operations. Debt issuance costs allocated are amortized over the term of the debt using the interest method, which produces a constant periodic rate of return. During the three and nine months ended September 30, 2006, $16,650 and $43,979, respectively, of debt issuance costs have been amortized and are included in amortization of debt discounts and debt issuance costs on the accompanying condensed consolidated statement of operations.

Commencing on February 1, 2007, Flagship is required to repay the Notes on a monthly basis over the following 24 months. In the event that any of the principal is converted into common stock, the amount converted shall be credited against the next monthly payment. Flagship has the option, but not the obligation, of prepaying any outstanding principal of the Notes by paying the principal amount, accrued interest and a redemption premium of 30%.

The Company entered into a registration rights agreement with both Laurus and the Junior Note Holders covering the registration of the common stock issued to Laurus, the Guarantors and the Junior Note Holders, the common stock underlying the Notes and the warrants issued to Laurus, the Guarantors and the Junior Note Holders. The Company filed a registration statement on Form SB-2 which was effective on September 11, 2006.

Promptly after the closing of the Share Exchange, P&P assumed all the outstanding obligations of Flagship under the Convertible Notes.

Apollo Short Term Convertible Notes

On June 7, 2006 the Company issued notes payable to Apollo Medical Partners, LP and Apollo Medical Offshore Partners, LP in the amounts of $2,700,000 and $1,300,000, respectively (the “Apollo Notes”). Interest accrues at 8% and is calculated based on a 365

Patients & Physicians, Inc. and Subsidiary
(Formerly known as Finity Holdings, Inc.)
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (unaudited)

day year and will be paid at maturity of the Apollo Notes. Any unpaid interest plus remaining principal on the Apollo Notes is due and payable on June 7, 2007. The Apollo Notes, including all accrued interest, will convert into the form of securities issued in the next round of financing on the same terms and conditions as such financing, provided, however, that such financing results in an additional $4 million in funding.

As of September 30, 2006 there was $103,397 of accrued interest expense associated with the Apollo Notes which is included in accrued liabilities on the accompanying condensed consolidated balance sheets.

5.	Redeemable Convertible Preferred Stock

In January 2006, 500,439 warrants to purchase Redeemable Series A Convertible Preferred Stock were exercised at $0.274 for an aggregate purchase price of $137,120.

In connection with the Exchange Agreement (Note 6), all of Flagship’s outstanding Redeemable Series A and Series B Convertible Preferred Stock was exchanged on a one-for-one basis for newly issued common stock of P&P. As a result, all remaining discounts on the Company’s Redeemable Convertible Preferred Stock were immediately charged to additional paid-in capital. At September 30, 2006 there were no shares of Redeemable Series A and Series B Convertible Preferred Stock authorized and no shares issued and outstanding.

6.	Exchange Agreement

On January 30, 2006, Flagship entered into a Share Exchange Agreement (the "Exchange Agreement") with P&P. The closing of this agreement took place on June 27, 2006. After the closing of the Exchange Agreement, the minority P&P shareholders own 174,130 shares of P&P’s common stock, less than 1%. P&P acquired all of the issued and outstanding capital stock of Flagship from the Flagship stockholders on a one-for-one basis in exchange for an aggregate of 55,710,255 newly-issued shares of P&P’s common stock (the “Exchange”). In connection with the exchange the Company also issued 1,200,000 shares of common stock to the finder of P&P. The value of such shares of $1,200,000 has been charged to additional paid-in capital with a corresponding increase in additional paid-in capital and common stock. Upon completion of the Exchange, P&P ceased to be a shell company and the operations of Flagship are the only operations of P&P. Since the stockholders of Flagship received the majority of the voting shares of P&P, P&P will carry on the business of Flagship, and the officers and directors of Flagship are the officers and directors of P&P, the transaction has been accounted for as Flagship being the accounting acquirer and P&P being the accounting acquiree. Since P&P is a non-operating shell corporation no longer meeting the definition of a business as defined in EITF Consensus 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business, (“EITF 98-3”) the transaction is equivalent to Flagship issuing stock for the net liabilities of P&P accompanied by a recapitalization. The accounting is identical to that resulting from a reverse acquisition, except that there are no adjustments to the historic carrying values of the assets and liabilities.

Patients & Physicians, Inc. and Subsidiary
(Formerly known as Finity Holdings, Inc.)
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (unaudited)

7.	Commitments and contingencies

Pending litigation

A former independent contractor (the “Plaintiff”) has filed a lawsuit against the Company and Flagship, among others. The Plaintiff alleges that he was promised employment with the Company and performed services to Flagship based on these promises. The Plaintiff is seeking compensatory and punitive damages, including the issuance of additional shares of stock for these services and attorney fees in an aggregate amount of approximately $1,800,000. The Company believes this lawsuit is without merit and intends to defend it vigorously. In management’s opinion the final resolution of this matter will not have material impact on the financial position or results of operations of the Company.

Leases

The Company entered into a new noncancelable operating lease for office space commencing on August 31, 2006 which expires on December 31, 2016. Minimum aggregate future payments under such lease are approximately $4,900,000.

8.	Acquisition

On July 12, 2006, Flagship entered into an Asset Purchase Agreement (the “PEMMS Agreement”) with PEMMS Limited (“PEMMS”), an early-stage technology company focusing on the personal health market. Pursuant to the PEMMS Agreement Flagship acquired certain assets, including principally the software and intellectual property for a proprietary secure web-based repository wherein an individual can store and retrieve, among other things, his/her own medical records. The Company also acquired certain contracts and equipment belonging to PEMMS. In exchange for the assets the Company issued PEMMS 300,000 newly issued shares of its common stock.

The Company has evaluated the guidance outlined in EITF 98-3 in determining whether the PEMMS transaction is the purchase of a business or assets. EITF 98-3 provides that if the transfer is comprised of (a) inputs, (b) processes applied to those inputs, and (c) resulting outputs that are used to generate revenues of a business it is considered a business combination and not an asset purchase. Considering the assets transferred in the PEMMS Agreement included all of the elements necessary to allow the Company to continue to conduct operations and that all the employees of PEMMS have been hired by the Company, the transaction has been treated as a business combination.

Under the purchase method of accounting, the assets and liabilities acquired by the Company from PEMMS are recorded as of the acquisition date at their respective fair values, and added to those of the Company. Further, the results of operations of such assets have been included with those of the Company since the date of acquisition.

The estimated purchase price of approximately $368,000 consists of $270,000 of common stock and $98,000 of estimated obligations associated with customer contracts acquired. The fair value of P&P's common stock issued in exchange for the assets was based on the management's estimate of the fair value of the Company's common stock, considering the price per share inherent in recent financing transactions, including rights and privileges included with such shares issued, the status of the Company’s operations and the quoted market price share.

Patients & Physicians, Inc. and Subsidiary
(Formerly known as Finity Holdings, Inc.)
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (unaudited)

The estimated $368,000 fair value of the net assets assumed in the purchase have been preliminarily allocated to internal use software and included in property and equipment on the accompanying unaudited condensed consolidated balance sheet at September 30, 2006. The determination of the purchase price allocated to the estimated fair values of the assets acquired and liabilities assumed as reflected in the unaudited condensed consolidated financial statements are preliminary and subject to change based on finalization of the Company's valuation. The actual purchase price and its allocation, to reflect the fair values of assets acquired and liabilities assumed will be based upon management's ongoing evaluation and final assessment which is expected to be completed during the Company’s fiscal quarter ending December 31, 2006. Accordingly, the final purchase price and its allocation may differ significantly from the preliminary amount and such allocation may include the recognition of goodwill and impact the recognition of amortization on the Company’s consolidated statement of operations.

Summarized below are the pro forma unaudited results of operations for the three and nine months ended September 30, 2006 and 2005 as if the results of PEMMS were included for the entire periods presented. The pro forma results may not be indicative of the results that would have occurred if the acquisition had been completed at the beginning of the period presented or which may be obtained in the future:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005

Revenue	$12,062	$9,117	$29,248	$24,100

Total costs and expenses	(3,510,124)	(1,638,619)	(10,089,534)	(5,899,503)

Net loss	(3,498,062)	(1,629,502)	(10,060,286)	(5,875,403)

Accretion of preferred stock	-	(5,365)	(193,858)	(16,922)

Net loss attributable to
common stockholders	$(3,498,062)	$(1,634,867)	$(10,254,144)	$(5,892,325)

Weighted average number of shares outstanding, basic and diluted	56,397,680	34,867,310	46,683,183	34,194,622

Net loss per share, basic and diluted	$(0.06)	$(0.05)	$(0.22)	$(0.17)

Patients & Physicians, Inc. and Subsidiary
(Formerly known as Finity Holdings, Inc.)
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (unaudited)

After the acquisition of PEMMS assets, all intercompany balances and activities between PEMMS and the Company eliminate in consolidation.

9.	Warrants

Outstanding warrants issued in connection with financings consist of the following at September 30, 2006:

	Warrants	Exercise Price	Expiration
Laurus warrants to purchase common stock	621,118	$0.92	1/31/2013
Guarantor warrants to purchase common stock	465,839	$0.92	1/31/2013
Junior Note Holder warrants to purchase common stock	815,217	$0.92	1/31/2013
	1,902,174

All of the Series A Preferred Stock Warrants that were outstanding as of the Exchange (Notes 5 and 6) were cancelled pursuant to the warrant agreements and accordingly, the historical value allocated to such Warrants at the dates of issuance of the Redeemable Series A Convertible Preferred Stock will remain in additional paid-in capital.

10.	Supplemental disclosure of non-cash investing and financing activities.

	Nine Months Ended September 30, 2006 (Unaudited)	Nine Months Ended September 30, 2005 (Unaudited)	For the period from inception (July 9, 2002) to September 30, 2006 (Unaudited)
Value of contributions in-kind relating to Redeemable Series A Convertible Preferred Stock issued	$—	$—	$85,000
Value of contributions in-kind relating to common stock issued	$—	$—	$760,000
Value of warrants issued in connection with Redeemable Series A Convertible Preferred Stock	$—	$—	$143,066
Common stock issued to founders	$—	$—	$16,000
Accretion of Redeemable Series A Convertible Preferred Stock	$160,241	$14,452	$195,937
Accretion of Redeemable Series B Convertible Preferred Stock	$33,617	$2,470	$37,872
Common stock issued in lieu of compensation	$—	$—	$1,591,406
Conversion of Redeemable Series A Convertible Preferred Stock and Redeemable Series B Convertible Preferred Stock to common stock	$5,509,605	$—	$5,509,605
Issuance of common stock in connection with share exchange	$(76)	$—	$(76)
Issuance of common stock in connection with financing	$1,952	$—	$1,952
Issuance of common stock in connection with the share exchange	$1,200	$—	$1,200
Cancellation of founders’ shares	$—	$—	$3,510
Common stock issued in connection with the acquisition	$270,000	$—	$270,000
Allocation of value to common stock issued in connection with convertible debt financings	$3,223,389	$—	$3,223,389
Allocation of warrants issued in connection with convertible debt financings	$522,289	$—	$522,289
Allocation of value to beneficial conversion feature in connection with convertible debt financings	$3,043,692	$—	$3,043,692

Patients & Physicians, Inc. and Subsidiary
(Formerly known as Finity Holdings, Inc.)
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (unaudited)

11.	Subsequent Events.

Financing and Apollo Note Conversion

On October 24, 2006, the Company entered into a term sheet (the “Term Sheet”) for an equity financing (the “Financing”) with certain current stockholders and with new investors. The Term Sheet provides for a total investment of up to $8.0 million in exchange for newly issued shares of the Company’s common stock at a price of $2.00 per share. The Term Sheet also provides that the investors will receive warrants with a term of seven years to purchase shares of the Company’s common stock at an exercise price equal to $1.00 per share. The total amount of warrants issued will equal 25% of the amount invested by each investor. As of November 20, 2006, the Company had received $2.2 million of the Financing. There can be no assurance that the Company will be able to complete the Financing.

If the Company is able to complete the Financing of at least $4.0 million, the Apollo Notes (see Note 4) will automatically convert into shares of the Company’s common stock on the same terms and conditions as the other investors in the Financing.

Additional Lease Space

The Company has amended its new noncancelable operating lease for office space as of October 24, 2006 to include additional space for which the Company is obligated through October 23, 2012. Total future cash payments associated with this additional office space are approximately $1,740,000.

Item 2. Management's Discussion and Analysis or Plan of Operation.

This Management's Discussion and Analysis or Plan of Operation contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements. You can identify forward-looking statements by the use of the words “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “proposed,” or “continue” or the negative of those terms. These statements are only predictions. In evaluating these statements, you should specifically consider various factors, including the risk factors outlined above and below. These factors may cause our actual results to differ materially from any forward-looking statements. Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

Flagship has a history of net losses and has an accumulated deficit of $21,462,334 from inception through September 30, 2006. This amount does not include losses of P&P prior to the Share Exchange, as defined herein. Furthermore, developing the Company’s business strategy and expanding the Company’s services will require additional capital and other expenditures. Accordingly, if the Company is not able to increase its revenue, it may never achieve or sustain profitability. You should not rely on the results for any particular period as an indication of our future performance. It is possible that, in future periods, our results of operations may be below the expectations of public market analysts and investors. Fluctuations in our quarterly operating results or our inability to achieve or maintain profitability may cause volatility in the price of our common stock in the public market. In light of these factors, among others, our independent registered public accounting firm has stated that there is substantial doubt about our ability to continue as a going concern in their opinion dated

March 31, 2006 on our audited financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company’s common stock does not meet the listing requirements for any trading market other than the Pink Sheets. We have applied for a listing on the Over the Counter Bulletin Board (the “OTCBB”), however, OTCBB may not accept the application of the market maker to initiate quotations in our common stock.  An investor may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, rules promulgated by the SEC impose various practice requirements on broker-dealers who sell securities that fail to meet certain criteria set forth in those rules to persons other than established customers and accredited investors. Consequently, the liquidity of the Company’s securities could be impaired, not only in the number of securities which could be bought and sold, but also through delays in the timing of transactions, reduction in security analysts' and the news media's coverage of the Company, and lower prices for the Company’s securities than might otherwise be attained.

Future Sales By Our Stockholders May Negatively Affect Our Stock Price And Our Ability To Raise Funds In New Stock Offerings.

Sales of our common stock in the public market could lower the market price of our common stock. Sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable or at all. Of the 57,384,385 shares of common stock outstanding as of November 17, 2006, 9,343,080 shares are freely tradable without restriction, unless held by our "affiliates". The remaining 48,041,305 shares of common stock, which will be held by existing stockholders, including the officers and directors, are "restricted securities" and may be resold in the public market only if registered or pursuant to an exemption from registration. Some of these shares may be resold under Rule 144.

Our Common stock May Be Affected By Limited Trading Volume And May Fluctuate Significantly, Which May Affect Our Shareholders' Ability To Sell Shares Of Our Common stock.

Prior to this filing, there has been a limited public market for our common stock and there can be no assurance that a more active trading market for our common stock will develop. An absence of an active trading market could adversely affect our shareholders' ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. These fluctuations may also cause short sellers to enter the market from time to time in the belief that we will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our common stock will be stable or appreciate over time. The factors may negatively impact shareholders' ability to sell shares of our common stock.

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

General Discussion on Results of Operations and Analysis of Financial Condition

Overview

Corporate History

Patients & Physicians, Inc. (formerly known as Finity Holdings, Inc.) (“P&P”), was organized on February 5, 1993. Finity Holdings, Inc. formerly operated through two wholly owned subsidiaries, Finity Corporation, a Texas corporation, and Fi-Scrip, Incorporated, a Nevada corporation ("Fi-Scrip"). Finity Holdings, Inc. sold all of its stock in Finity Corporation and Fi-Scrip effective June 5, 2001.

U.S. Open Healthcare Management, Inc. (“USOH”) was incorporated under the laws of the State of New York on July 9, 2002. Flagship Patient Advocates, Inc. (formerly known as Flagship Healthcare Management, Inc.) (“Flagship”) was incorporated under the laws of the State of Delaware on February 11, 2004. On February 18, 2004, USOH entered into an Agreement and Plan of Merger (the “Merger”) with Flagship. All of the outstanding shares of USOH common stock were converted into Flagship common stock, and the net assets of USOH were contributed to Flagship.

Exchange

On June 27, 2006, P&P closed an Exchange Agreement (the "Share Exchange") with all of the stockholders of Flagship whereby P&P acquired all of the issued and outstanding capital stock of Flagship and Flagship became a wholly-owned subsidiary of P&P. Upon completion of the Share Exchange, Flagship’s stockholders controlled approximately 99% of the then issued and outstanding common stock. Prior to the Share Exchange, P&P was a shell company. Subsequent to the Share Exchange (see below), Flagship’s business activities were the activities of P&P. As a result of these factors, this transaction has been treated as a reverse merger, and a capital transaction, equivalent to the issuance of stock by Flagship for P&P’s net assets and, accordingly, the historical financial statements prior to June 27, 2006 are those of Flagship. All shares and per share data prior to the Share Exchange have been restated to reflect the stock issuances and the effect of the closing of the Share Exchange.

In connection with the Share Exchange, the stockholders of Flagship acquired the majority of the voting shares of P&P, P&P will carry on the business of Flagship, and the officers and directors of Flagship became the officers and directors of P&P. Therefore, the transaction is being accounted for as Flagship being the accounting acquirer (legal acquiree) and P&P being the accounting acquiree (legal acquirer). Since at the closing P&P was a non-operating shell corporation no longer meeting the definition of a business as defined in Emerging Issues Task Force (“EITF”) Consensus 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business, the transaction is equivalent to Flagship issuing stock for the net liabilities of P&P, accompanied by a recapitalization. The accounting will be identical to that resulting from a reverse acquisition, except that there will be no adjustments to the historic carrying values of the assets and liabilities.

Acquisition

On July 12, 2006, Flagship entered into an Asset Purchase Agreement (the “PEMMS Agreement”) with PEMMS Limited (“PEMMS”), an early-stage technology company focusing on the personal health market. Pursuant to the PEMMS Agreement Flagship acquired certain assets, including principally the software and intellectual property for a proprietary secure web-based repository wherein an individual can store and retrieve, among other things, his/her own medical records. In exchange for the assets, we issued PEMMS 300,000 newly issued shares of our common stock. Under the purchase method of accounting, the assets and liabilities acquired by the Company from PEMMS are recorded as of the acquisition date at their respective fair values, and added to those of the Company. The purchase price of approximately $368,000 consists of $270,000 of common stock and $98,000 of estimated obligations associated with customer contracts acquired.

Prior to the transaction, Flagship had an agreement with PEMMS to license PEMMS proprietary software. Simultaneously, Flagship also entered into an agreement with PEMMS wherein PEMMS would provide all maintenance, support and hosting services for the software.

Going Concern

Our consolidated financial statements have been prepared assuming we will continue as a going concern. We have experienced net losses from operations of $21,462,334 since inception (July 9, 2002) and $10,011,094 for the nine months ended September 30, 2006. In addition, we had a working capital deficit of $4,792,432 at September 30, 2006. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty. Assurances cannot be given that adequate financing can be obtained to meet our capital needs. If we are unable to generate profits and unable to continue to obtain financing to meet our working capital requirements, we may have to curtail our business sharply or cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis to retain our current financing, to obtain additional financing, and, ultimately, to attain profitability. Should any of these events not occur, we will be adversely effected and we may have to cease operations.

Critical Accounting Policies

Revenue Recognition

We derive revenue from the sale of memberships to individuals and institutions for access to our healthcare service offerings.

We recognize revenues in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB No. 101”) as amended by SEC Staff Accounting Bulletin No. 104, Revenue Recognition, revised and updated (“SAB No. 104”). SAB No. 104 stipulates that revenue generally is realized or realizable and earned, once persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable and collectibility is reasonably assured. We sell memberships to individuals and institutions for access to our healthcare service offerings. We recognize revenue ratably over the life of the membership.

To date, our memberships have been marketed only through our in-house sales force and a network of independent brokers.

In the broker channel, we recognize revenue when the broker distributor sells our memberships, provided we have satisfied all other terms and conditions.

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

We have accounted for non-employee compensation expense in accordance with EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (“EITF 96-18”), which requires non-employee stock options to be measured at their fair value as of the earlier of the date at which a commitment for performance to earn the equity instruments is reached (“performance commitment date”) or the date at which performance is complete (“performance completion date”). Accounting for non-employee stock options, which involve only performance conditions when no performance commitment date or performance completion date has occurred as of the interim financial reporting date, requires measurement at the instruments then-current fair value.

We have followed the guidance outlined in FASB Interpretations (“FIN”) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (“FIN 28”), as it relates to computing expense when appreciation rights vest over time. As of September 30, 2006, we accounted for 2,355,000 options under the guidance of EITF 96-18.

The fair value of each stock option grant to employees is estimated on the date of grant. The fair value of each stock option grant to non-employees is estimated on the applicable performance commitment date, performance completion date, or interim financial reporting date.

Results Of Operations For The Three Months Ended September 30, 2006 Compared To The Three Months Ended September 30, 2005

Our activities to date have been focused on developing a membership-based specialty healthcare advocacy company providing physician referrals, on a priority basis, and emergent care needs to our members, all linked by a sophisticated management system and is still a development stage company. Our operating activities to date have consisted primarily of developing our membership and physician databases and establishing our physician network. We had revenues of $12,062 and total net expenses of $3,508,379 for the three months ended September 30, 2006 compared to revenues of $1,625 and total net expenses of $1,573,936 for the three months ended September 30, 2005.

Revenues

Our total revenue increased to $12,062 for the three months ended September 30, 2006 versus $1,625 for the three months ended September 30, 2005. The increase is a result of sales of memberships which began in late 2005. We are still in the stages of early product and services development and we do not expect to generate significant revenue from our various product lines until 2007.

Costs of Revenue

Our total costs of revenue increased to $5,588 for the three months ended September 30, 2006 versus $974 for the three months ended September 30, 2005. The increase is directly related to costs associated with membership sales which began in late 2005.

Total Expenses

Total operating expenses for the three months ended September 30, 2006 were $2,261,261 compared to $1,558,665 for the three months ended September 30, 2005, an increase of $702,596 or 45.1% These expenses incurred during the three months ended September 30, 2006 and 2005 are set forth below in further detail.

Membership services expenses. Membership services expenses increased by $215,848, or 33.9%, to $852,699 for the three months ended September 30, 2006 versus $636,851 for the three months ended September 30, 2005. This increase was principally due to the recognition of share-based compensation, the issuance of a stock grant and an increase in stipends paid to Network Specialty Chiefs and Regional Medical Directors in the three months ended September 30, 2006 over the three months ended September 30, 2005. In addition, there were increased travel costs incurred during the three months ended September 30, 2006 related to expanding the network and business overseas.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by $466,627, or 53.7%, to $1,335,120 for the three months ended September 30, 2006 as compared to $868,493 for the three months ended September 30, 2005. This increase was principally attributable to the recognition of share based compensation, travel costs related to our involvement in two projects in China and additional rent incurred in connection with the move to new office space. There were increases in costs related to computer backup and storage. In addition, in 2006, we incurred substantial costs related to being a public company. These included legal and accounting expenses related to certain filings with the SEC including a Proxy and a Registration Statement.

Depreciation and amortization expense. Depreciation and amortization expense increased by $20,481, or 38.4%, to $73,802 for the three months ended September 30, 2006 versus $53,321 for the three months ended September 30, 2005. This increase is a result of the amortization of the software received in the acquisition of PEMMS, offset by a decrease in depreciation related to the write off of long-lived assets at the end of 2005.

Interest income. Interest income increased by $22,711 to $23,733 for the three months ended September 30, 2006 as compared to $1,022 for the three months ended September 30, 2005. This increase was a result of having cash on hand during the current three months ended September 30, 2006 related to the Convertible Note financing that closed in January 2006 and the short term convertible notes that closed in June 2006.

Amortization of debt discounts and debt issuance costs. Amortization of debt discounts and debt issuance costs increased to $1,019,534 for the three months ended September 30, 2006 versus $0 for the same period last year. This increase was due to the amortization of the discounts on the Convertible Note financing that closed in January 2006. The costs allocated to the debt are charged to operations over the life of the debt using the interest method, which produces a constant periodic rate of return.

Interest expense. Interest expense increased to $250,957 for the three months ended September 30, 2006 versus $16,293 for the three months ended September 30, 2005. This increase is due to interest expense incurred in the current period related to the Convertible Notes and the short term convertible notes, which did not exist in 2005.

Net loss

As a result of the foregoing, for the three months ended September 30, 2006, net loss increased by $1,928,620 or 122.6%, to a net loss of $3,501,905, compared to a net loss of $1,573,285 for the corresponding period in 2005.

Results of Operations For The Nine months Ended September 30, 2006 Compared To The Nine months Ended September 30, 2005

We had revenues of $29,248 and total net expenses of $10,031,033 for the nine months ended September 30, 2006 and revenues of $1,625 and total net expenses of $5,706,100 for the nine months ended September 30, 2005.

Revenue

For the nine months ended September 30, 2006, we generated $29,248 in revenue compared to $1,625 for the nine months ended September 30, 2005. This increase is due to the commencement of sales of memberships during 2005 and the first nine months of 2006. We are still in the stages of early product and services development and we do not expect to generate significant revenue from our various product lines until 2007.

Costs of Revenue

Our total costs of revenue increased to $9,309 for the nine months ended September 30, 2006 versus $974 for the nine months ended September 30, 2005. The increase is directly related to costs associated with membership sales which began in 2005 and the first half of 2006.

Total Expenses

Total operating expenses for the nine months ended September 30, 2006 were $6,859,466, compared to $5,694,048 for the nine months ended September 30, 2005, an increase of $1,165,418 or 20.5%. The expenses incurred for 2006, as compared to 2005, are set forth in greater detail below and in the accompanying condensed consolidated financial statements attached.

Costs and Expenses

Membership services. Membership services expenses increased by $601,028, or 34.1%, to $2,362,949 for the nine months ended September 30, 2006, versus $1,761,921 for the nine months ended September 30, 2005. This increase was principally due to the increased wages and benefits related to an increase in call center personnel. We increased staff in order to provide service to our members as we begin to sell memberships. In addition, there was an increase in stipends to Medical Specialty Chiefs and Regional Medical Directors in the nine months ended September 30, 2006. We also incurred increased travel costs associated with expanding the network internationally as well as the issuance of a stock grant.

Selling, general and administrative. Selling, general and administrative expenses increased by $617,317, or 16.6%, to $4,337,596 for the nine months ended September 30, 2006, as compared to $3,720,279 for the nine months ended September 30, 2005. In addition, there was an increase in expenses related to the recognition of share based compensation in 2006. In addition, selling, general and administrative expenses included a significant increase in legal and professional costs incurred associated with being a public company as well as an increase in directors and officers insurance and the acquisition cost of the shell company in the amount of $240,000, which under accounting principles generally accepted in the United States, was charged to operations in the period acquired. There was an increase in office rent due to the move to new office space and moving expenses related to the relocation of certain employees. These increases were more than offset by certain compensation charges incurred in 2005 not incurred in 2006.

Depreciation and amortization. Depreciation and amortization decreased by $52,927, or 25.0%, to $158,921 for the nine months ended September 30, 2006, versus $211,848 for the nine months ended September 30, 2005. This decrease is due a reduction in depreciation expense, related to to the write off of certain assets no longer in use in 2005.

Interest income. Interest income increased by $43,499 to $49,640 for the nine months ended September 30, 2006, as compared to $6,141 for the nine months ended September 30, 2005. This increase was due to having cash on hand during the current year related to the Convertible Notes and the short term convertible notes.

Amortization of debt discounts and debt issuance costs. Amortization of debt discounts and debt issuance costs increased to $2,692,902 for the nine months ended September 30, 2006, versus $0 for the same period last year. This increase was due to the amortization of the discounts on the Convertible Note financing. The costs allocated to the debt are charged to operations over the life of the debt using the interest method, which produces a constant periodic rate of return.

Interest expense. Interest expense increased to $528,305 for the nine months ended September 30, 2006 versus $18,193 for the nine months ended September 30, 2005. This increase is due to accrued interest expense related to the Convertible Notes and the short term convertible notes.

Net Loss

For the nine months ended September 30, 2006, we had a net loss of $10,011,094, as compared to a net loss of $5,705,449 for the same period in 2005, an increase of $4,305,645, or 75.5%. The loss increased as we expanded operations in 2006, and increased our employee headcount, operating expenses and legal and professional fees. Net loss per common share increased from $0.17 in 2005 to $0.21 in 2006.

Liquidity And Capital Resources

At September 30, 2006, we had a working capital deficit of $4,792,432, compared to a working capital deficit of $3,359,685 at December 31, 2005. The increase in the deficit is primarily the result of the Convertible Notes and $4,000,000 of short term convertible notes provided to us by a current investor in June 2006 (the “Term Notes”) entered into during the nine months ended September 30, 2006, as more fully described below, offset by the allocation of the proceeds from the Convertible Notes financing to equity, due to the equity related features issued in connection with such debt, resulting in debt discounts at the date of issuance, and are being amortized to interest expense over the life of the Convertible Notes.

At September 30, 2006 current liabilities include the current portion of the Convertible Notes as well as the Term Notes. The principal amount of the Convertible Notes, $7.1 million, is payable in installments over twenty-four months, commencing in February 2007. The principal amount of the Term Notes, $4.0 million, is due in full on June 7, 2007. The Term Notes bear interest at 8%.

We have entered into a term sheet (the “Term Sheet”) for an equity financing. The Term Sheet provides for a total investment of up to $8.0 million in exchange for newly issued shares of our common stock at a price of $2.00 per share (the “Financing”). The Term Sheet also provides that the investors in the Financing will receive warrants with a term of seven years to purchase shares of our common stock at an exercise price equal to $1.00 per share. The total amount of warrants issued will equal 25% of the amount invested by each investor. As of November 20, 2006, we have received $2.2 million of the Financing. Upon entering into such Financing, the Term Notes will convert into shares of our common stock on the same terms and conditions as the Financing, provided, however, that we receive at least an additional $4.0 million of new funding.

Net cash used in investing activities was $72,741 for the nine months ended September 30, 2006, versus $458,125 for the nine months ended September 30, 2005. For the nine months ended September 30, 2005, investing activities included a one time purchase of IT equipment for the new office space, including computers for new personnel and our computer systems to meet the increased demands as the sale of memberships increase. The purchases of equipment in the nine months ended September 30, 2006 consisted primarily of additional computers.

Net cash provided by financing activities during the nine months ended September 30, 2006 was $7,924,895, versus $4,825,567 during the nine months ended September 30, 2005. The increase of $3,099,328 resulted from the net proceeds of $4,014,457 from the closing of the Convertible Notes and proceeds of $4,000,000 from the Term Notes versus net proceeds of $3,346,733 from the closing of the Redeemable Series B Convertible Preferred Stock financing and the receipt of $1,510,000 of notes, of which $1,500,000 converted into the Convertible Notes, during the nine months ended September 30, 2005.

Item 3. Controls and Procedures.

A.	Evaluation of Disclosure Controls and Procedures:

Our disclosure controls and procedures are designed to ensure that material information relating to the Company are made known by others within the Company to our Chief Executive Officer (“CEO”), CFO and others in the Company involved in the preparation of our annual report and our quarterly reports. The Company has evaluated, with the participation of the Company’s CEO and CFO, the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2006, pursuant to Exchange Act Rule 15d-15 and were determined not to be effective. Based upon that evaluation, the CEO and CFO identified deficiencies that existed in the design or operation of our internal control over financial reporting that it considered to be "material weaknesses." The Public Company Accounting Oversight Board defined a material weakness as a "significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected."

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
Date: November 21, 2006
By:  /s/ Fred F. Nazem

Fred F. Nazem, Chief Executive Officer and Chariman

Date: November 21, 2006
By:  /s/ Philip E. Barak

Philip E. Barak, Chief Financial Officer