Form 10KSB
period 2006-12-31
Flagship Global Health, Inc.
filed 2007-04-02
CIK 1051985

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-30556

FLAGSHIP GLOBAL HEALTH, INC.
(Name of Small Business Issuer in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	11-3210792 (I.R.S. Employer Identification No.)

220 West 42nd Street, 23rd Floor New York, NY (Address of Principal Executive Offices)	10036 (Zip Code)

(212) 340-9100
(Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Title of Each Class Common Stock, $.001 Par Value	Name of Each Exchange on Which Registered Pink Sheets

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

The issuer's revenues for the fiscal year ended December 31, 2006 were $73,419.

The aggregate market value of the common stock (23,689,135 shares) held by non-affiliates, based on the average of the bid ask prices ($1.42) of the common stock as of March 20, 2007 was approximately $33,638,572.

As of March 20, 2007, the number of shares outstanding of the issuer's common stock is 59,049,385 shares.

Transactional Small Business Disclosure Format (Check one):  Yes ☐ No ☑

FLAGSHIP GLOBAL HEALTH, INC.

TABLE OF CONTENTS TO ANNUAL REPORT
ON FORM 10-KSB
YEAR ENDED DECEMBER 31, 2006

PART I

Item 1. Description of Business.

Flagship Global Health, Inc (“Flagship”) (formerly known as Patients & Physicians, Inc., formerly known as Finity Holdings, Inc.) was organized on February 5, 1993.

On June 27, 2006, Flagship closed an Exchange Agreement (the “Share Exchange”) with all of the stockholders of Flagship Patient Advocates, Inc. (“Advocates”) (formerly U.S. Open Healthcare Management, Inc.) whereby Flagship acquired all of the issued and outstanding capital stock of Advocates. Upon completion of the Share Exchange, Advocates stockholders controlled approximately 99% of the then issued and outstanding common stock. Prior to the Share Exchange, Flagship was a shell company. Post the Share Exchange, Advocates business activities were the activities of Flagship. As a result of these factors, this transaction has been treated as a reverse merger and a capital transaction, equivalent to the issuance of stock by Advocates for Flagship’s net assets and, accordingly, the historical financial statements prior to June 27, 2006 are those of Advocates. All shares and per share data prior to the Share Exchange have been restated to reflect the stock issuances and the effect of the closing of the Share Exchange.

On January 12, 2007, a Certificate of Ownership and Merger was filed with the Secretary of State of the State of Delaware, pursuant to which Flagship merged with its wholly owned subsidiary, Advocates. As a result of the merger, Flagship assumed all the obligations of Advocates and the operations of Advocates were dissolved. As the surviving entity, Patients & Physicians, Inc. changed its name to Flagship Global Health, Inc. on January 12, 2007.

In connection with the Share Exchange, the stockholders of Advocates acquired the majority of the voting shares of Flagship, with Flagship carrying on the business of Advocates, and the officers and directors of Advocates became the officers and directors of Flagship. Therefore, the transaction is being accounted for as Advocates being the accounting acquirer (legal acquiree) and Flagship being the accounting acquiree (legal acquirer). Since at the closing Flagship was a non-operating shell corporation no longer meeting the definition of a business as defined in Emerging Issues Task Force (“EITF”) Consensus 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business, the transaction is equivalent to Advocates issuing stock for the net liabilities of Flagship, accompanied by a recapitalization. The accounting will be identical to that resulting from a reverse acquisition, except that there will be no adjustments to the historic carrying values of the assets and liabilities.

Prior to the Share Exchange, Flagship was a shell company whose primary business objective was to merge with an operating entity.

On January 30, 2006, Advocates entered into a securities purchase agreement (the “Laurus Securities Agreement”) with Laurus Master Fund, Ltd. (“Laurus”). Under the Laurus Securities Agreement, Laurus purchased a secured convertible term note (the “Laurus Convertible Note”) (the Laurus Securities Agreement, the Laurus Convertible Note, the Common Stock Purchase Warrant, the Stock Pledge Agreement, the Registration Rights Agreement, the Master Security Agreement, the Subsidiary Guaranty, the Limited Guaranty and the Intellectual Property Agreement, collectively the “Financing Documents”) from Advocates in the aggregate principal amount of $4,100,000, which was collateralized by substantially all the assets of Advocates. In addition, on January 30, 2006, Advocates entered into a securities purchase agreement (the “Junior Securities Agreement”) (the Junior Securities Agreement, the Junior Secured Convertible Note, the Common Stock Purchase Warrant, the Registration Rights Agreement and the Master Security Agreement, collectively, the “Junior Debt Documents”) with holders of Advocates short-term notes. Under the Junior Securities Agreement the note holders (the “Junior Note Holders”) (collectively Laurus and the Junior Note Holders are referred to as the “Investors”) agreed to invest $3,000,000, including the conversion of $2,600,000 of previously issued short-term notes, into secured convertible term notes (the “Junior Notes”) in Advocates. The Laurus Convertible Note and the Junior Notes (collectively the “Convertible Notes”) have substantially the same terms. The Convertible Notes bear interest at 1.0% above the prime rate, with a minimum interest rate of 7% and are convertible into common stock of Advocates at a fixed conversion price of $0.90 per share at the election of each of the Investors.

On June 7, 2006 Advocates issued notes payable to Apollo Medical Partners, LP and Apollo Medical Offshore Partners, LP in the amounts of $2,700,000 and $1,300,000, respectively (the “Term Notes”). Interest on the Term Notes accrues at 8% based on a 365-day year and shall be paid at maturity of the Term Notes. Any unpaid interest plus remaining principal on the Term Notes are due and payable on June 7, 2007. The Term Notes, including all accrued interest, shall be converted into the form of securities issued in such next round of financing at the price per share of the securities issued in such financing.

On August 23, 2006, Flagship filed a Registration Statement (SB-2) with the Securities and Exchange Commission (“SEC”) registering all of the common stock underlying the Financing Documents and Junior Debt Documents. The Registration Statement was declared effective on September 11, 2006. Flagship has an aggregate of 9,444,095 shares of registered common stock outstanding.

All references to “Company”, “our”, “us”, or “we” shall apply to Flagship Global Health, Inc. and Flagship Patient Advocates, Inc.

Flagship’s Business

Flagship is a membership-based, private medical group dedicated to obtaining the highest level of healthcare services for its members, whether they are at home or traveling. Acting as a member’s healthcare advocate, Flagship is focused on providing priority access to renowned and clinically acclaimed physicians, which are typically difficult to access. Rather than simply providing names, Flagship offers referrals, priority appointments, and personalized advocacy services to its members, all linked by a sophisticated and proprietary information management system. For Flagship, healthcare advocacy means bringing about the delivery of exceptional “medicine at the speed of need” to each of our members. The Company derives revenue from the sale of annual memberships to a combination of various service offerings.

Flagship’s Products

Flagship offers seven services offered through four products. The service offerings include Emergency Support Hotline, Global Health ID™, Emergency Air Evacuation, Priority Appointments with Leading Specialists, Personal Medical Records Management, Medical Travel Planning and Comprehensive Physicals. Emergency Care Direct includes Emergency Support Hotline and Global Health ID™. In addition, there are three Specialist Care Direct Membership Plans as follows:

Specialist Care Direct™ Membership Plans

	Platinum	Gold	Silver

Emergency Support Hotline	•	•	•
Global Health ID™	•	•	•
Emergency Air Evacuation	•	•	•
Priority Appointments with Specialists	•	•	•
Medical Records Management	•	•
Medical Travel Planning	•	•
Comprehensive Physical	•

Flagship’s Services

Emergency Support Hotline

Flagship's 24/7 global support service is available when members are in an emergency room or unexpectedly hospitalized. With just one phone call, our clinical team of experienced registered nurses and physicians can assist members and their families to make informed decisions about care and treatment. We will even speak directly to ER personnel on a member’s behalf, with translation services in over 140 languages.

Global Health ID™

Global Health ID™ is a secure, web-based, repository for personal health information. Members carry a Global Health ID™ Card at all times, so emergency personnel anywhere in the world can access vital health information through the Internet in the event that the member is unconscious or otherwise unable to communicate. Global Health ID™ is also a lifetime personal health record that contains valuable information about past and present health issues. Members can enter their medical history and update their record through a standard web browser and decide with whom and how it is shared. When visiting a new doctor, members can simply print out a copy of their medical record or provide the doctor with password-protected access to the information on-line.

Emergency Air Evacuation

Flagship’s 24/7 medical air evacuation service is available if members are hospitalized more than 150 miles away from home. It provides medically equipped aircraft staffed with a trained medical team configured as flying intensive-care units. This service is available from virtually anywhere in the world at no extra cost to our members. Under certain conditions, members can also be transported from their home hospital to specialty hospitals in the United States.

Priority Appointments with Leading Specialists

Our own highly personalized and responsive referral center is staffed by a clinical team of physicians and registered nurses who help members find the best specialists for the best care possible. We understand that life-threatening illnesses don’t wait; that’s why we secure priority appointment with one of our specialists ― often within seven days of a member’s call. In addition, a team clinician will follow-up with members after their appointment to discuss outcomes and next steps.

Personal Medical Records Management

Compiling and maintaining personal medical information can be a daunting task. Our medical records specialists work with members to compile their medical history from multiple sources and create one comprehensive, up-to-date health record. We then store this information online using our proprietary technology platform Global Health ID™.

Medical Travel Planning

If you have medical conditions that require special care and attention while traveling or working overseas, our medical-care specialist team will develop a personalized medical-care travel plan. We provide assistance in locating and arranging quality care overseas for serious medical treatments, and for supplies and services such as purchase of diabetic supplies, renal dialysis, oxygen refills for those suffering emphysema, and more.

Comprehensive Physical Examination

Flagship will arrange a comprehensive physical examination and diagnostic evaluation at one of our leading executive-health facilities located around the country. These facilities include The Greenbrier Clinic in West Virginia, The Cooper Clinic in Dallas, The Sharp Rees-Stealy Medical Group in San Diego, and the Mt. Sinai Program for Diagnostic and Preventive Medicine in New York City.

Marketing Strategy

Flagship is a patient advocacy and healthcare management company that helps discerning individuals make better and more informed decisions regarding their health care. This is analogous to financial advisors helping them with their finances and architects helping them build their homes. Flagship’s product positioning is best defined by its dedication to clinical advocacy and not financial or administrative help, which are offered by health insurance companies and others. From a market prospective, Flagship is a part of a new and rising class of companies that collectively make up a new sector called consumer driven healthcare (“CDH”). The combination of hyper inflation in healthcare costs, consumer demand for choices in medical care and the burden of individuals paying an ever increasing portion of medical bills has been fueling the CDH movement.

Flagship provides health advocacy and extends to its members the privilege of access to outstanding healthcare specialists through annual memberships. Flagship’s products and services are primarily for higher income individuals, but also may appeal to anyone, regardless of income, who values high quality healthcare. While Flagship should appeal to all demographics, the primary target is the “baby-boomer” population, those born between 1946 and 1964. The “baby boomer” population represents approximately 30% of the U.S. population, but owns more than two-thirds of the nation’s wealth. The “baby boomers” are also the key opinion leaders in the U. S. economy as they not only influence others with their own buying habits, but also often directly control the purchases for their children and elderly parents.

Sales Strategy

Flagship’s sales plan is a three-pronged simultaneous approach to attract potential members: large corporate customers reached via direct sales, small and medium-sized businesses reached via agents/intermediaries or direct sales, and individuals reached through indirect sales. As described below each of these category targets has some advantages and disadvantages.

Large Corporations

Large corporations create opportunities for acquiring large numbers of members either where the corporation pays for the membership for its employees or where the employees pay for membership as a menu benefit option. Prestigious corporations also serve as potential reference accounts. Based on discussions with potential corporate customers, we believe that corporations understand that, for a modest annual fee (often less than a car or gym allowance), giving employees access to high quality care translates into a healthy work force with reduced sick leave and, ultimately, more productivity. Flagship membership can be viewed ideally as a healthcare risk management benefit for key employees. They also recognize the importance of risk management benefits for their traveling employees, as they will have access to physicians anywhere they go. Corporations realize that Flagship services will yield savings far beyond the membership premiums.

The disadvantage of soliciting corporations for Flagship membership is that human resource departments are currently in a cost-cutting mode, long lead times are usually necessary to land these corporate accounts and to coordinate with human resource timetables and, finally, corporations may demand discounts.

Small and Medium Sized Businesses

When soliciting small and medium sized businesses directly or through agents or intermediaries, Flagship’s advantage is that it generally can charge full price for Flagship’s product, decisions to accept or reject the product are usually made quickly by an owner, partner or trusted advisor, enrollment is manageable as typically enrollees number 25 to 500 people and sales agents or intermediary networks are already established with these entities. The downside of soliciting these customers is that they require a significant amount of education on the product, commissions for agents cut into profits, and when dealing through agents Flagship does not control its own destiny.

Individual Consumers

It is expected that selling to individuals, through indirect sales will eventually constitute a majority of Flagship’s sales. The difficulty with reaching individuals is that individuals are expensive and hard to reach and may potentially create significant overhead. The advantage to this channel is that Flagship can charge full retail prices to individuals. Individuals comprise Flagship’s biggest target group and individuals can take advantage of pre-tax health savings accounts (HSAs) as well as flexible savings accounts (FSAs). Flagship can have direct contact with individuals without potential interference from intermediaries such as human resource departments of the large corporate accounts. In addition, Flagship targets individuals through various affinity groups or by embedding Flagship full or partial services into insurance policies sold to policyholders.

The Market

Market Description

The market for Flagship’s products and service offerings include:

•
Large Corporations: Flagship is capitalizing on its existing corporate relationships as well as those of its senior managers in order to gain access to targeted corporations. Flagship creates a directed, personalized sales strategy and presentation for each corporation, which presents to the corporation’s senior management by Flagship’s senior management. Flagship’s pricing schedule encourages family memberships, the value of Flagship’s service in both non-emergency and crisis or trauma situations, and the nationwide priority access to Flagship’s renowned physicians for their increasingly mobile workforce. Flagship places priority on corporations that have Chief Medical Officers in place, as it is typically an indicator that the company values healthcare. Corporations that are self insured will benefit in two ways with Flagship. First, Flagship can provide the corporation a network of physicians. In some cases, the corporation’s own network of physicians may overlap with Flagship’s network; in such cases, Flagship will try to provide timely access to those physicians. However, large corporations, self insured or otherwise, utilize large PPO or HMO networks with minimal, if any, overlap in physician coverage with the Flagship Physician Network. Second, we believe that as quality medicine costs less in the long run and that self-insured corporations can directly benefit through real healthcare cost reductions when employees utilize the Flagship physician network. Other attractive corporations to Flagship are those that provide generous employee benefits including supplemental health, flexible savings accounts (FSAs) and health savings accounts (HSAs). In addition, a number of very large corporations, particularly multinationals with very mobile employees are particularly attracted to Flagship because of the Company’s increasingly global presence (see International).

•
Small and Medium Businesses: Flagship believes that 40 million small and medium size businesses with 25-50 employees represent one of the best market opportunities for its products. These businesses are often proprietorships or partnerships that are owned and operated by a few senior executives who are decisive and desirous of protecting their best assets—their employees. Flagship utilizes its own extensive network of business connections to secure a “champion” within our target medium-sized firms. In addition, Flagship works with intermediaries such as HR consulting firms, wealth management firms and HSA/FSA administrators to gain access to their clients. The intermediaries provide us access to thousands of mid-sized to large companies, many of which are privately owned. The objective is for the intermediaries to include Flagship in the bundle of products they recommend to their clients. Flagship can either enter into a joint marketing agreement with the intermediary, similar to those entered into with the distribution network groups, or provide the clients of the intermediaries with the pass through discount where the intermediary requests us to do so.

•
Individuals: Flagship is working towards acquiring endorsements from affinity groups, associations and prominent, recognizable individuals in order to reach and penetrate the non-corporate market. Flagship uses these endorsements to create a direct marketing campaign to target select individuals within the affinity groups and associations. Flagship works with insurance companies to embed Flagship full or partial services into insurance policies sold to policyholders. Flagship also works with associations, endowments, diplomatic corps and government agencies to offer full or partial services to their employees and members.

Product Sales and Distribution

Sales Channels

The Company makes use of an internal sales force and has entered into agreements with independent brokers and agents. These non-exclusive agreements provide that independent brokers and agents will facilitate introductions for Flagship to potential clients for our services and products. In return for such introductions, the finders and agents will be paid a commission based on the revenue generated from the sales of Flagship memberships from such introductions. These agreements are generally for one year and may be renewed on an annual basis by mutual agreement. The agreements may be terminated upon a material breach. In certain instances the finder agreements are for certain large distribution channels or for small distribution channels. Commission compensation may differ between the various distribution channels.

In addition, Flagship has entered into several exclusive joint marketing agreements with third party marketers. Under the terms of agreements, Flagship and the marketers will establish Flagship Product Programs through alliances of the parties to the agreement.

Competition

To date, we are not aware of any direct competition from companies offering the same products and services as Flagship. There are five categories that include companies offering some variation of the products and services offered by Flagship.

•
Institution-Based Primary and Specialty Healthcare service suppliers comprised of either single hospital or clinics or a network of medical centers aiming to provide personalized access to emergency, episodic or chronic care. These competitors provide guidance services that primarily include access to their institutions resources. The institutions most often determine which physician will see the patient. Examples include the executive registry of most leading hospitals and clinics and Pinnacle Healthcare.

•
Concierge Medicine generally refers to a model whereby patients essentially pay an annual fee for “special service” rendered primarily by a primary care physician. Individual physicians charge an annual fee to an exclusive set of patients in their region. The program allows primary care doctors to reduce their practice size and increase the time spent with participants in the program. This service is designed for patients who are seeking personalized healthcare alternatives and from physicians who are tired of dealing with health care insurance providers and HMO’s. Examples include MDVIP and MD2.

•
“Best Physician” Identifiers are third parties utilizing a combination of physician rankings by the media and cross references among physicians to identify “best physicians.” Typically, there is a membership fee charged to both the patient (for access) and the physicians (for listing) in these arrangements. Physicians are typically chosen based on the list published by medical institutions with which the physicians are affiliated. Examples include Best Doctors and MediGuide.

•
Web Search Services compile and offer lists of physicians with basic information about each physician. This may includes services that compile lists of physicians and basic information about each physician. An example is WebMD.

•	Billing and Insurance Facilitators services include review of benefits, negotiation of procedures and claim disputes on behalf of the member/patient. An example is Health Advocate.

Intellectual Property

Flagship’s technology platform is considered to be an important strategic asset as it delivers unique benefits to each stakeholder with a consistent focus on the highest levels of service, ease of access, and ease of use. Each component of the platform is designed to provide targeted functionality that streamlines access to critical information and coordinates interaction among the stakeholders. The Company offers the following applications:

•	Member Portal: a secure web application accessed using a standard internet browser, providing the member with access to the following:

Upcoming physician appointments.
Information regarding an appointment including office address, contact information, and notes on what to bring to the visit.
Member discussion forums.
Member referral preferences.
Global Health ID™ (see below).

•
Physician Portal: a secure web application, accessed using a standard internet browser, providing the physician or their authorized personnel with the facilities to review and manage the following information:

Network membership information (such as their biographies, publications, and areas of research).
Appointment calendar.
Discussion area for other physicians in the network.

•
MedCierge™ Workbench: assists the specialist by providing a sophisticated search engine that combines the clinical needs of the member with the unique practice of each physician in the network. The search engine takes into account numerous factors regarding the referral including:

The member’s preferences, such as distance to travel, physician gender, and office access requirements (e.g., wheel chair access).
The member’s clinical needs.
The physician’s specialty and subspecialty.
Unique procedures and/or disease states the physician has indicated as key areas of excellence.
Numerous other factors, such as hospital affiliations and research interests.

Taking all these factors into account, the search engine produces a list of physicians for the referral. The workbench then facilitates specialist contact with the physician’s office in making an appointment for the member. Appointment details are subsequently available in both the member and physician portals.

•
Global Health ID™: a secure web application accessed using a standard internet browser, providing the member with access and control over a wide variety of personal health information. The information is managed and controlled by the member, but can be made accessible to other stakeholders (such as the police in the event of an emergency, a member’s relatives or network physician) when pre-authorized by the member. Global Health ID™ provides a centralized repository for key member health information, including:

Personal medical history (diagnoses, procedures, allergies, immunizations, etc.).
Family medical history.
Consent and Authorization forms.
Document images, including:
Medical-legal documents including living wills, medical powers of attorney, etc.
Clinical documents including physician summary notes, test results, instruction forms, etc.
Communications Infrastructure: utilizes Computer Telephony Integration, including virtual call distribution to provide 24/7 communications among the stakeholders. This allows Flagship to employ its staff (on-call doctors, triage nurses, call center supervisors, and others) using a flexible virtual network that minimizes our reliance on any single call center or physical location. All internet communications are protected using the latest security protocols to ensure the integrity and privacy of every communication link within the system.

Employees

We have 24 employees. In addition we use the services of 13 independent third party sales contractors. Our employees include: four employees in sales and marketing, three employees in physician network development, three employees in IT, five employees in the call center, two employees in membership services, two in international business development and five employees in executive and administrative positions.

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

Item 2. Description of Property.

The Company does not own any real property. In November 2004 we subleased office space for our headquarters at 432 Park Avenue South, 13th Floor, New York, NY 10016. The lease is for approximately 9,000 square feet for a six year term through November 2010 with an annual rent of approximately $290,000. In November 2006 we moved to our new location and subleased this space to a third party for approximately the same amount as our annual rent liability.

On July 31, 2006, the Company entered into a sublease for our new headquarters at 220 West 42nd Street, 23rd and 24th Floors, New York, NY 10036. The lease is for approximately 10,690 square feet for a ten and one half year term through 2016, with variable annual rent increases throughout the lease term from approximately $410,000 to $590,000. In addition, on October 24, 2006 the Company entered into a sublease for the 22nd floor at 220 West 42nd Street, New York, NY 10036. The lease is for approximately 6,487 square feet for a five year term with variable annual rent increases throughout the lease term from approximately $264,000 to $317,600.The Company believes that this office space will provide sufficient space for their respective operations for the near future.

On November 1, 2006, the Company entered into a lease for office space in China. The lease is for approximately 286 square meters for a two year term. The annual rent is approximately $44,600.

Item 3. Legal Proceedings.

A former independent contractor (the “Plaintiff”) has filed a lawsuit against the Company, among others. The Plaintiff alleges that he was promised employment with the Company and performed services for the Company based on these promises. The Plaintiff is seeking compensatory and punitive damages, including the issuance of additional shares of stock for these services and attorney fees in an aggregate amount that could reach approximately $1,800,000. The Company believes this lawsuit is without merit and intends to defend it vigorously. In management’s opinion the final resolution of this matter will not have material impact on the consolidated financial position or results of operations of the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

During the fourth quarter ended December 31, 2006, our stockholders adopted no resolutions at a meeting or by written consent.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our common stock currently trades on the Pink Sheets under the symbol FGHH.

Our authorized capital stock consists of 125,000,000 shares of common stock. As of March 20, 2006, the Company has 59,049,385 shares issued and outstanding.

We have approximately 216 shareholders of record.

	Fiscal Year Ended 2006		Fiscal Year Ended 2005
	High	Low	High	Low
First Quarter	$3.75	$1.50	$0.62	$0.62
Second Quarter	$20.00	$1.88	$0.75	$0.75
Third Quarter	$23.75	$8.75	$1.25	$1.25
Fourth Quarter	$11.00	$0.25	$1.25	$1.25

The Company trades on the Pink Sheets under the symbol FGHH.PK. The quotes above have been adjusted for a one (1) for one hundred twenty five (125) reverse stock split approved on June 27, 2006 by the shareholders. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. Immediately after the reverse stock split, Flagship closed an Exchange Agreement (the “Share Exchange”) on June 27, 2006, with all of the stockholders of Advocates whereby Flagship issued 55,710,255 shares of newly issued common stock in exchange for all of the issued and outstanding stock of Advocates.

We have never declared or paid a dividend. We do not anticipate that we will declare or pay any dividends in the future.

On July 12, 2006 Flagship issued 300,000 shares of newly issued common stock, valued at $186,000, to acquire certain assets, including principally the software and intellectual property for a proprietary secure web-based repository wherein an individual can store and retrieve, among other things, his/her own medical records from PEMMS Limited.

As of December 31, 2006, in private transactions, Flagship had sold 1,100,000 shares of its common stock and issued warrants to purchase 550,000 shares of common stock for an aggregate of $2,200,000.

In January 2007, the Company sold an additional 565,000 shares of its common stock and issued warrants to purchase 282,500 shares of common stock for an aggregate of $1,130,000 related to the Interim Financing.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

This Annual Report on Form  10-KSB and certain information incorporated herein by reference contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities the Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included or incorporated by reference in this Annual Report on Form 10-KSB, other than statements that are purely historical, are forward-looking statements. In some cases, forward-looking statements are identified by words such as we “expect,” “anticipate,” “target,” “project,” “believe,” “goals,” “estimates,” and “intend.” Variations of these types of words and similar expressions are intended to identify these forward-looking statements. These forward looking statements include statements about our outlook for fiscal year 2007, including our anticipated gross margins; research and development expenses; selling, general and administrative expenses, and operating profitability. In addition, any statements that refer to our plans, expectations, strategies or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed in our Risk Factors and elsewhere in this report, as well as in the documents filed by us with the Securities and Exchange Commission, specifically the most recent reports on Form 10-Q and 8-K, each as it may be amended from time to time. We undertake no obligation to revise or update publicly any forward-looking statement for any reason.

Certain reclassifications have been made to prior periods to conform to the fiscal year 2006 presentation.

Overview

Flagship Global Health, Inc (“Flagship”) (formerly known as Patients & Physicians, Inc., formerly known as Finity Holdings, Inc.) was organized on February 5, 1993.

On June 27, 2006, Flagship closed an Exchange Agreement (the “Share Exchange”) with all of the stockholders of Flagship Patient Advocates, Inc. (“Advocates”) (formerly U.S. Open Healthcare Management, Inc.) whereby Flagship acquired all of the issued and outstanding capital stock of Advocates. Upon completion of the Share Exchange, Advocates stockholders controlled approximately 99% of the then issued and outstanding common stock. Prior to the Share Exchange, Flagship was a shell company. Post the Share Exchange, Advocates business activities were the activities of Flagship. As a result of these factors, this transaction has been treated as a reverse merger and a capital transaction, equivalent to the issuance of stock by Advocates for Flagship’s net assets and, accordingly, the historical financial statements prior to June 27, 2006 are those of Advocates. All shares and per share data prior to the Share Exchange have been restated to reflect the stock issuances and the effect of the closing of the Share Exchange.

On January 12, 2007, a Certificate of Ownership and Merger was filed with the Secretary of State of the State of Delaware, pursuant to which Flagship merged with its wholly owned subsidiary, Advocates. As a result of the merger, Flagship assumed all the obligations of Advocates and the operations of Advocates were dissolved. As the surviving entity, Patients & Physicians, Inc. changed its name to Flagship Global Health, Inc. on January 12, 2007.

In connection with the Share Exchange, the stockholders of Advocates acquired the majority of the voting shares of Flagship, with Flagship carrying on the business of Advocates, and the officers and directors of Advocates became the officers and directors of Flagship. Therefore, the transaction is being accounted for as Advocates being the accounting acquirer (legal acquiree) and Flagship being the accounting acquiree (legal acquirer). Since at the closing Flagship was a non-operating shell corporation no longer meeting the definition of a business as defined in EITF Consensus 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business, the transaction is equivalent to Advocates issuing stock for the net liabilities of Flagship, accompanied by a recapitalization. The accounting will be identical to that resulting from a reverse acquisition, except that there will be no adjustments to the historic carrying values of the assets and liabilities.

Prior to the Share Exchange, Flagship was a shell company whose primary business objective was to merge with an operating entity.

Flagship is a membership-based, private medical group dedicated to obtaining the highest level of healthcare services for its members, whether they are at home or traveling. Acting as a member’s healthcare advocate, Flagship is focused on providing priority access to renowned and clinically acclaimed physicians, which are typically difficult to access. Rather than simply providing names, Flagship offers referrals, priority appointments, and personalized advocacy services to its members, all linked by a sophisticated and proprietary information management system. For Flagship, healthcare advocacy means bringing about the delivery of exceptional “medicine at the speed of need” to each of our members. The Company derives revenue from the sale of annual memberships to a combination of various service offerings.

General Discussion on Results of Operations and Analysis of Financial Condition

For the years ended December 31, 2006 and 2005

Net Sales

Net sales for 2006 increased by $68,225 to $73,419 in 2006 as compared to $5,194 in 2005. The increase was a result of the Company beginning to sell memberships in 2006 and late 2005. In addition in 2006 we entered into several contracts with third parties to provide the Company’s products.

Gross Margin

Gross margin was 78% in 2006 up from 49% in 2005. This increase was attributable to the increase in sales and certain costs of sales being allocated over a larger base.

Membership Services

Membership services expenses increased by $437,785 to $2,396,851 in 2006 from $1,959,066 in 2005. This increase was a result of an increase in wages and benefits of $255,142 to $1,554,560 in 2006 from $1,299,418 in 2005. The increase in wages was principally the result of the reallocation of certain personnel to membership services in 2006. There was also an increase in stipends paid to Specialty Chiefs and Regional Medical Directors in 2006 of approximately $227,000. This increase was due to the increase in the number of Chiefs and Regional Medical Directors employed by the Company as we prepared for an increase in memberships. These increases were partially offset by a reduction in Licensing fees of $32,000. These fees were one time fees paid in 2005.

Selling, General and Administrative

Selling, general and administrative expenses, excluding depreciation and amortization, increased by $1,679,154 to $6,910,311 in 2006 as compared to $5,231,157 in 2005. The increase included an increase in the amortization related to stock options of approximately $792,000. In addition legal, professional fees and consultants increased by $540,000 and insurance increased by $41,500. These increases were principally related to costs associated with being a public company. In 2006 the Company moved to new and larger headquarters. There was an increase in rent and communication costs of approximately $270,000 and $65,400, respectively, related to the new space. There was an increase in the use of consultants employed by the Company to generate business development and sales leads. This resulted in an increase of approximately $142,700. There was an increase in printed material, including brochures and general marketing material of approximately $225,000. These costs were related to the move as well as repositioning and renaming of the Company’s products. There was an increase in travel in 2006 of approximately $81,400 primarily due to an increase in foreign travel to establish business in China as well as an increase domestically to develop business in the US. In addition, the increase in selling, general and administrative expenses includes the write off of the acquisition cost of the shell company in the amount of $240,000, which under accounting principles generally accepted in the United States, was charged to operations in the period acquired. The Company also wrote off approximately $126,000 of prepaid licensing fees related to the acquisition of PEMMS. This was offset by a decrease of approximately $880,500 in payroll and benefits.

Depreciation and Amortization

Depreciation and amortization expense decreased by $26,070 in 2006 to $237,061 as compared to $263,131 in 2005. This decrease was due to a write off of certain assets in 2005.

Impairment of long-lived assets. Impairment of long lived assets was $13,323 in 2006 as compared to $97,500 in 2005. The charge in 2006 was related to the write off of certain leasehold improvements at the Company’s previous office space. The charge of $97,500 for impairment of long-lived assets in 2005 was related to the write-off of certain assets that in the opinion of managements had no future benefit and were no longer in use.

Other Income and Expense

Interest income. Interest income increased by $60,389 to $66,730 in 2006 as compared to $6,341 in 2005. The increase in interest income is a result of the Company having more cash on hand during 2006 versus 2005 as a result of the financings that took place during the year.

Interest expense. Interest expense increased by $722,110 in 2006 to $779,319 as compared to $57,209 in 2005. This was a result of the financings that took place in January 2006 and June 2006. The Company issued $7.1 million of secured Convertible Term Notes in January bearing interest at prime plus 1%. In addition the Company issued $4.0 million of short term notes payable in June 2006 bearing interest at 8%.

Amortization of debt discounts and debt issuance costs. Amortization of debt discounts and debt issuance costs increased to $2,893,937 in 2006, versus $0 for the same period last year. This increase was due to the amortization of the discounts on the Convertible Note financing. The costs allocated to the debt are charged to operations over the term of the debt using the effective interest method, which produces a constant periodic rate of return.

Other income and expenses, net. Other income and expenses, net increased to $40,640 in 2006 as compared to $0 in 2005. This increase was primarily related to sublease income generated as a result of the Company moving to its new headquarters in November 2006 and subleasing the vacated space.

Liquidity and Capital Resources

At December 31, 2006 the Company had a working capital deficit of $5,072,906 compared to a working capital deficit of $3,359,685 at December 31, 2005. The increase in the deficit at December 31, 2006 is primarily attributable to an increase in the current portion of the Secured Convertible Term Notes issued in January 2006 totaling $1,606,078 and the issuance of the short term notes issued in June 2006 of $4,000,000 as compared to short term notes of $2,850,000 at December 31, 2005. This was offset by an increase in cash at December 31, 2006 versus December 31, 2005 of $803,389 as a result of the Company raising $2,200,000 in the fourth quarter of 2006 in an equity financing.

During 2006 we used a total of $9,130,737 in operating activities. The use of cash in 2006 was a result of an increase in the Company’s expenses incurred in building operations with minimal income from membership revenues. Investing activities use of cash decreased by $418,717 to $112,587 from $531,304 in 2005. This decrease in 2006 was a result of a decrease in equipment requirements in 2006. This decrease was a result of the Company incurring significant capital expenditures related to computer equipment necessitated by the increase in staff and the opening of its office in 2005. These expenditures did not recur in 2006.

During 2006 cash generated from financing activities increased by $3,850,037 to $10,046,713 in 2006 as compared to $6,196,676 in 2005. In 2006 the Company received net proceeds of $10,389,369 from three financings including: the January 2006 financing resulting in net proceeds of $4,181,400; the investment of $4,000,000 in June 2006 in the form of short term notes and the sale of common stock and warrants in 2006 for $2,207,969. In 2005 the Company received net proceeds of $6,486,628 from the following financing: the sale of Redeemable Series B Preferred Stock resulting in net proceeds of $3,383,748, proceeds from the issuance of notes payable of $2,935,000 and the exercise of certain outstanding warrants to purchase Redeemable Series A Preferred Stock in the amount of $167,880.

As of December 31, 2006 we had restricted cash of $824,117 which were used to secure certain obligations under our lease agreement for our principal offices located in New York, NY.

Going Concern

Our consolidated financial statements have been prepared assuming we will continue as a going concern. We have experienced net losses from operations of $9,589,079 and $7,548,309 for the years ended December 31, 2006 and December 31, 2005, respectively. In addition, we had a working capital deficit of $5,072,906 at December 31, 2006. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty. Assurances cannot be given that adequate financing can be obtained to meet our capital needs. If we are unable to generate profits and unable to continue to obtain financing to meet our working capital requirements, we may have to curtail our business sharply or cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis to retain our current financing, to obtain additional financing, and, ultimately, to attain profitability. The Company is actively pursuing a private placement financing and is currently in negotiation with several potential investors who are interested in investing in such private placement. This private placement, if completed, is expected to provide the Company with sufficient cash to meet its working capital requirements for 2007 and beyond and also provide the necessary funding for several investments that the Company is considering. Should any of these events not occur, we will be adversely affected and we may have to cease operations.

Critical Accounting Policies

Revenue Recognition

We derive revenue from the sale of memberships to individuals and institutions for access to its healthcare service offerings.

The Company recognizes revenues in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB No. 101”) as amended by SEC Staff Accounting Bulletin No. 104, Revenue Recognition, revised and updated (“SAB No. 104”). SAB No. 104 stipulates that revenue generally is realized or realizable and earned, once persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable and collectibility is reasonably assured. The Company sells memberships to individuals and institutions for access to its healthcare service offerings. The Company recognizes revenue ratably over the term of the membership.

To date, the Company memberships have been marketed only through its in-house sales force and a network of independent brokers.

In the broker channel, the Company recognizes revenue when the broker distributor sells the Company’s memberships, provided we have satisfied all other terms and conditions.

Stock-Based Compensation

We have adopted Statement of Financial Standards (“SFAS”) No. 123(R) (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which requires the recognition of compensation expense for employee stock options and other share-based payments. SFAS No. 123(R) was issued in December 2004. Under this method of adoption, expense related to employee stock options and other share-based payments is recognized over the relevant service period based on the fair value of each stock option grant.

Due to the Company’s limited history as a public company, the Company has estimated expected volatility based on the historical volatility of certain comparable companies as determined by management. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the Company’s employee stock options. The dividend yield assumption is based on the Company’s intent not to issue a dividend under its dividend policy. The expected term is based on the simplified method in accordance with Staff Accounting Bulletin No. 107 on Share Based Payment.

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

The Company has followed the guidance outlined in FASB Interpretations (“FIN”) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (“FIN 28”), as it relates to computing expense when appreciation rights vest over time. As of December 31, 2006, the Company accounted for 1,900,000 options under the guidance of EITF 96-18.

The fair value of each stock option grant to employees is estimated on the date of grant. The fair value of each stock option grant to non-employees is estimated on the applicable performance commitment date, performance completion date, or interim financial reporting date.

Risk Factors

You should carefully consider the risks described below before investing in the Company. We consider these risks to be significant to your decision whether to invest in our Common Stock at this time. If any of the following risks actually occur, our business, results of operations and financial condition could be seriously harmed, the trading price of our Common Stock could decline and you may lose all or part of your investment.

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

Flagship’s independent registered public accounting firm’s report discusses substantial doubt about Flagship’s ability to continue as a going concern.

Flagship’s accompanying consolidated financial statements have been prepared assuming Flagship will continue as a going concern, however, Flagship’s independent registered public accounting firm’s report discusses substantial doubt about Flagship’s ability to continue as a going concern as a result of its recurring net losses and working capital deficiency, among other matters. This basis of accounting contemplates the recovery of Flagship’s assets and satisfaction of its liabilities in the normal ordinary course of business. Successful transition to profitable operations is dependent upon obtaining a level of sales adequate to support Flagship’s cost structure. Flagship has suffered recurring losses resulting in an accumulated deficit of $24,606,205 and a working capital deficiency of $5,072,906 as of December 31, 2006. Flagship’s management intends to continue to finance its operations through cash flows from operations and by raising additional capital from the sale of debt or equity securities. However, there can be no assurances that Flagship will be able to obtain such financing or internally generate cash flows, which may impact Flagship’s ability to continue as a going concern. The accompanying consolidated balance sheet of Flagship does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the potential inability of Flagship to continue as a going concern. You should not rely on the results for any particular period as an indication of our future performance. It is possible that, in future periods, our results of operations may be below the expectations of public market analysts and investors. Fluctuations in our quarterly operating results or our inability to achieve or maintain profitability may cause volatility in the price of our Common Stock in the public market.

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

As a publicly traded company, we will incur legal, accounting and other expenses that we did not incur as a privately held company, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Securities Exchange Act of 1934, or the Exchange Act, recently adopted corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, and other rules implemented relatively recently by the Securities and Exchange Commission (the “SEC”) and The NASDAQ National Market. We expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We also expect that these rules and regulations will make it more difficult and more expensive for us to obtain directors and officers’ liability insurance.

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

The Company’s Chief Financial Officer is solely responsible for the accounting and reporting functions for the Company and outsources certain of its accounting and finance functions to an independent third party. The Company has identified material weaknesses relating to the lack of accounting personnel with the requisite knowledge of accounting principles generally accepted in the United States of America (“GAAP”) and the financial reporting requirements of the Securities and Exchange Commission (the “SEC”) and insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current GAAP and SEC disclosure requirements. In addition, the Company currently has limited segregation of duties regarding the Company’s accounting and reporting functions. Management recognizes this limited segregation of duties as a deficiency in the Company’s internal controls and is implementing procedures to mitigate this deficiency. The Company anticipates that it will undertake additional remedial measures during the first half of 2007.

Government regulation of healthcare creates risks and challenges with respect to Flagship’s compliance efforts and business strategies.

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

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

Our disclosure controls and procedures are designed to ensure that material information relating to the Company are made known by others within the Company to our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and others in the Company involved in the preparation of our annual report and our quarterly reports. The Company has evaluated, with the participation of the Company’s CEO and CFO, the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2006, pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the CEO and CFO determined that the Company’s disclosure controls and procedures were not effective due to identified deficiencies that exist in the design or operation of our internal control over financial reporting. The Public Company Accounting Oversight Board had defined a material weakness as a "significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected."

The material weaknesses identified relate to:

•
As of December 31, 2006 there was a lack of accounting personnel with the requisite knowledge of accounting principles generally accepted in the United States of America (“GAAP”) and the financial reporting requirements of the Securities and Exchange Commission (the “SEC”).

•
As of December 31, 2006 there were insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements GAAP and SEC disclosure requirements.

Notwithstanding the existence of these material weaknesses in our internal control over financial reporting, our management believes, including our Chief Executive Officer and Chief Financial Officer that the consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

There have been no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

We are in the process of designing and implementing improvements in our internal control over financial reporting to address the material weaknesses described above. In addition, we intend to acquire additional accounting resources with the expertise needed to assist us in preparation of our financial statements.

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

As of March 20, 2007, set forth below are the names of Flagship’s directors and officers, their ages, all positions and offices that they hold with Flagship, the period during which they have served as such, and their business experience during at least the last five years.

Name	Age	Position Held	Experience

Fred F. Nazem	65	Chairman and CEO
Mr. Nazem has been the Chairman of the Board of Directors of Flagship and its Chief Executive Officer since January 2006, and has served in the same capacity for Advocates since February 2004. A venture capitalist since the early 1970’s, he launched Nazem & Lieber in 1981 and Nazem & Company in 1983. Since then he has been the Managing Partner of Nazem & Company. Mr. Nazem has been an entrepreneur, venture capitalist and corporate turnaround specialist for more than 30 years. He has started, financed or guided several dozen companies, including Oxford Health Plans, Cirrus Logic (CRUS), Universal Health Services (UHS), Genesis Health Ventures, Medical Care International, Sportsline.com and Apollo Computers (now part of Hewlett-Packard’s computer division), most of which have become multibillion-dollar enterprises. As Chairman of Oxford Health Plans, he led the reorganization and successful turnaround of the company when it experienced operational and financial difficulties in 1997. Mr. Nazem has a BS in Biochemistry, an MS in Physical Chemistry, both from the Ohio State University, and an MBA in Finance from Columbia University. He has also done doctoral work in Nuclear Physics at Washington University. Mr. Nazem serves on the Science and Technology Advisory Board of Columbia Presbyterian Medical Center and through the Nazem Family Foundation he has supported many civic, educational and healthcare related causes.

Michael Holland	61	Director
Michael Holland has been a Director of Flagship since February 2006 and has served in the same capacity for Advocates since November 2004. He is the Chairman of Holland & Company, a private investment firm he founded in 1995 in New York City and the President and Founder of the Holland Balanced Fund. He began his career at J.P. Morgan in 1968 where he spent twelve years managing both equity and fixed income assets for major institutional clients as well as wealthy individuals. He served as Chief Executive Officer of First Boston Asset Management in the early 1980’s and later served as Chairman of Salomon Brothers Asset Management. Mr. Holland has been Chairman of a number of mutual funds, a General Partner of the Blackstone Group and a CEO of Blackstone Alternative Asset Management, and is the former Vice Chairman of Oppenheimer & Co., Inc. He is on the Board of Directors of The China Fund, a NYSE-listed company, the Vanguard Charitable Endowment and the State Street Master Trust Fund. Mr. Holland graduated from Harvard University with a concentration in English in 1966. In 1968 he received his M.B.A. in finance from Columbia University.

Richard Howard	56	Director
Mr. Howard has been a Director of Flagship since February 2006 and has served in the same capacity for Advocates since November 2004. From July 2004 to August 2005, he was the President of Advocates. From 2003 to 2004, he was the Managing Director of BLH Strategies, a consulting firm that provides management services to companies and nonprofit organizations. From 1985 to 2003, he worked for Genesis Health Ventures, Inc. At various times during his seventeen years with Genesis he served as Vice Chairman, President and Chief Operating Officer. He also served as a member of the Board of Directors for all seventeen years. He received a BS in Economics and Corporate Finance from the Wharton School at the University of Pennsylvania.

Michael Huckabee	50	Director
Governor Huckabee has been a Director of Flagship since February 2006 and has served in the same capacity for Advocates since September 2005. A significant part of his adult life was spent as a pastor and denominational leader. Michael Huckabee was first elected lieutenant governor of Arkansas in 1993 and has served as governor since July 1996. Governor Huckabee is recognized as a national leader in the areas of education reform and health care reform. He became chairman of the National Governors Association in July 2005 and will serve as the leader of the nation’s governors until July 2006. Governor Huckabee is also the chairman of the Education Commission of the States until July 2006. In addition, he is the immediate past president of the Council of State Governments and the immediate past state co-chairman of the Delta Regional Authority. Governor Huckabee is also a former chairman of the Southern Regional Education Board, the Southern Grown Policies Board, the Southern Technology Council and the Southern International Trade and the Interstate Oil & Gas Compact Commission. Governor Huckabee’s fourth book, “Quit Digging your Grave with a Knife and Fork” was released in May 2005 and has received favorable reviews. In 1975, Governor Huckabee graduated magna cum laude from Ouachita Baptist University in Arkadelphia, Arkansas and attended Southwestern Baptist Theological Seminary from 1976 to 1977.

Barbara McNeil, MD	64	Director
Dr. Barbara McNeil has been a Director of Flagship since February 2006 and has served in the same capacity for Advocates since December 2005. She has worked in the fields of health policy and radiology (nuclear medicine) for over 25 years at Harvard Medical School and the Brigham and Women’s Hospital. She serves on the Board of Directors of Cardiovascular Therapeutics (CVTX); in this capacity she serves on the Audit Committee and is chair of the Nominating and Governance Committee. She is also on the Board of Edwards Lifesciences (EW). Prior to this Dr. McNeil was the founding head of the Department of Health Care Policy at Harvard Medical School, the largest research unit in this area at Harvard University. For over ten years she ran the Center for Cost-Effective Care at the Brigham and Women’s Hospital. Dr. McNeil practices nuclear medicine at the Brigham and Women’s Hospital and works actively with the chief of the department on general strategic issues within radiology. She received her AB degree from Emmanuel College in 1962 and her MD in 1966 and PhD degree in 1972 from Harvard University. She also attended the Advanced Management Program (AMP) at Harvard Business School in 1986. At Harvard Medical School she was one of the first tenured women.

Benjamin Safirstein, MD	66	Director and EVP - Chief Medical Officer
Dr. Safirstein has been a Director and EVP and Chief Medical Officer of Flagship since February 2006 and has served in the same capacity for Advocates since February 2004. He did his medical training at The Mount Sinai Hospital of New York, where he was Chief Medical Resident, and his pulmonary training at the Brompton Hospital, London England, as a fellow of the National Tuberculosis Foundation. Dr. Safirstein is board certified in Internal Medicine and pulmonary medicine. Dr Safirstein was a co-founder and Chief Medical Officer of Oxford Health Plans and was a director from 1985 to 2004. He serves as chairman of the Scientific Committee of the Arthur Ashe Foundation, is Founder of the New Jersey Asthma Foundation and is the author of over 50 peer reviewed publications on Respiratory Medicine. Dr. Safirstein received his medical degree from The Chicago Medical School in 1965.

Brian Stafford	57	Director
Mr. Stafford has been a Director of Flagship since February 2006 and has served in the same capacity for Advocates since November 2004. He was Director of the United States Secret Service from March 1999 until he retired in January 2003. Mr. Stafford began his tenure with the Secret Service in 1971 as a field office special agent rising in the ranks during his career to supervisory position in both protective and investigative assignments, including Special Agent in Charge of the Presidential Protection Division. Mr. Stafford serves on the Board of Trustees of Mount Union College in Alliance, Ohio where he received a BA degree in 1969 and an honorary Doctorate in Human Letters.

Richard P. Torykian, Sr.	66	Director
Mr. Torykian has been a Director of Flagship since February 2006 and has served in the same capacity for Advocates since March 2004. He currently is a Director at Lazard Freres & Company. He is a member of the Board of Sponsors, Mercy Hospital, Rockville Centre, NY and was the founding chairman of the Chaminade High School Development Fund and advisor to the Catholic Big Brothers of New York City. He is a trustee of the Intrepid Sea-Air-Space Museum headquartered aboard the USS Intrepid. Mr. Torykian received his BA in Chemistry from St. Michaels College in 1961, MS in Chemical Engineering from St. Joseph’s University in 1963 and MBA in Finance from Adelphia University in 1970.

Philip Barak	55	VP - Chief Financial Officer and Corporate Secretary
Mr. Barak has been the VP - Chief Financial Officer and Corporate Secretary of Flagship since February 2006 and has served in the same capacity for Advocates since February 2004. For over the past twenty years he has been a General Partner and Chief Financial Officer of Nazem & Company, a venture capital firm founded in 1976. During that time he served on the Boards of Directors of several public and private companies and worked with venture backed companies in structuring and negotiating financings. He holds a BS in Accounting from Rider University and is a Certified Public Accountant and a member of the AICPA and NYSSCPA.

John H. Flood III	54	President
Mr. Flood has been the President of Flagship and Advocates since May 2006. He had been an EVP and Chief Marketing Officer of Flagship since February 2006 and had served in the same capacity for Advocates since February 2005. For the six months prior, he served as a consultant to the Company. From 1994 - 2004 Mr. Flood was the managing partner of Flood Donohue Johnston & McShane where he specialized in transactional law, negotiated physician employment contracts and also practiced in the areas of sports and entertainment law. From 1984 - 1994 he worked for NFL Properties, the centralized marketing company of the National Football League where he served as company counsel, Executive Vice President of Business Affairs and President. While at NFL Properties, the company grew from relatively modest sales in 1984 to over a billion dollars in retail sales by 1994. Mr. Flood has served on the Nominating Committee for the Harvard University Board of Overseers, Harvard University’s New York Schools and Scholarships Committee, has been a Board Member and Selector of the Lawrenceville School Alumni Association and has served as a Board Member of St. Michael’s Heart Research Institute in Newark, NJ. He received his AB in Psychology from Harvard University and his JD from the University of Virginia School of Law. He is admitted to the bar in the states of New York and New Jersey.

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

During the fiscal year ended December 31, 2006, Michael Holland, a director, Brian Stafford, a director, Benjamin Safirstein, a director, and executive vice president, Richard Howard, a director, Richard Torykian, a director, Michael Huckabee, a director, Barbara McNeil, a director, and Philip Barak, Chief Financial Officer, Vice President and Secretary, each did not file a Form 4, relating to the change in their beneficial ownership as a result of the closing of the Share Exchange, on a timely basis.

Audit Committee

On July 31, 2006, the Company adopted an Audit Committee Charter. The Audit Committee is responsible for making recommendations to the Board as to the selection and independence of our external auditor, maintaining communication between the Board and the independent registered public accounting firm, reviewing the annual audit report submitted by the independent registered public accounting firm and determining the nature and extent of problems, if any, presented by such audit warranting consideration by our Board. The current members of the Audit Committee are Mr. Michael Holland, Chairman, Mr. Brian Stafford and Mr. Richard Torykian. Membership on the Audit Committee is intended to be restricted to directors who are independent of management and free from any relationship that, in the opinion of the Board, could interfere with the exercise of independent judgment as a committee member.

Code of Ethics

On July 31, 2006, the Company adopted a Code of Ethics for all its employees including its executive officers.

Item 10. Executive Compensation.

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to all of the executive officers of the Company, who served during the fiscal year ended December 31, 2006, for services in all capacities to the Company:

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All other Compensation ($)	Total ($)
Fred F. Nazem, Chairman, CEO	2006	$274,999	$100,000	$0.00	$81,374	$0.00	$0.00	$0.00 (2)	$456,373
John H. Flood, EVP	2006	$250,000	$120,000	$0.00	$107,938	$0.00	$0.00	$0.00	$477,938
Benjamin Safirstein, EVP	2006	$200,000	$10,000	$0.00	$51,397	$0.00	$0.00	$0.00 (2)	$261,397

(1) See Notes 3 of the Notes to Consolidated Financial Statements.

(2) Messrs. Nazem and Safirstein also serve as directors of the Company but without compensation for director services.

Employment Agreements

The Company does not have any employment agreements with any of its employees. All employees are issued an employment letter setting forth the terms of employment including salary, benefits and vacation time. The Company does not have any agreements pertaining to severance. Each employee is required to execute a Confidentiality and Non-Competition and Non-Disclosure Agreement which lasts for a period of 12 months following the date of the employee’s termination from the Company.

Messrs. Nazem and Flood participate in the Company’s defined contribution plan, the Flagship Global Health, Inc. 401 (k) Plan (the “Plan”). The Plan became effective January 1, 2005. Eligible employees are able to make contributions to the Plan up to the maximum allowable by law, which for 2006 was generally $15,000. The Company did not make any contributions to the Plan.

The Company recognizes compensation costs associated with stock options over each employee’s service period, which in all cases is the vesting period for such stock option grants. The 2006 stock option awards generally vest annually over a 4 year period from the date of grant. In certain instances certain performance conditions, must be satisfied in order for the option awards to fully vest.

The following table sets forth information with respect to outstanding equity awards at December 31, 2006 held by the persons named in the Summary Compensation Table:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END (1)

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Fred F. Nazem	0 100,000	250,000 100,000	(2) (4)		$ $	0.99 0.99
John H. Flood III	200,000 0	600,000 100,000	(3) (2)		$ $	0.20 0.90
Benjamin Safirstein	50,000 0 0	150,000 100,000 100,000	(5) (2) (4)		$ $ $	0.20 0.90 0.90

(1)	See Note 3 of the Notes to Consolidated Financial Statements.

(2)	Represents stock option grants for the year ended December 31, 2006; such options vest annually over four years beginning on the first anniversary from the date of grant.

(3)	Represents stock option grants for the year ended December 31, 2005; such options vest annually over four years beginning on the first anniversary from the date of grant.

(4)	Represents stock options granted for the year ended December 31, 2006; such options vested upon the completion of certain performance criteria. The requisite performance criteria was met.

(5)	Represents stock options granted for the year ended December 31, 2005; such options vested upon the completion of certain performance criteria. The requisite performance criteria was met.

Compensation of Directors

The following table sets forth information with respect to director’s compensation for the fiscal year ended December 31, 2006:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Barbara McNeil	$0.00	$0.00	$33,446				$33,446
Brian Stafford	$0.00	$0.00	$27,314				$27,314
Michael Holland	$0.00	$0.00	$27,314				$27,314
Michael Huckabee	$0.00	$0.00	$33,446				$33,446
Richard Howard	$0.00	$0.00	$33,446				$33,446
Richard Torykian	$0.00	$0.00	$27,314				$27,314

Non-employee Directors for the Company do not receive any monetary compensation for attendance at meetings or for committee service. Non-employee Directors receive non-qualified stock options as follow:

Initial Grant: Upon initial election to the Board, a Non-employee Director shall receive a non-qualified stock option grant to purchase 100,000 shares of Stock with an exercise price equal to the fair market value as of the date of grant. The Option shall vests as to 25,000 shares on the date of grant, 25,000 shares on the first anniversary of the date of grant, 25,000 shares on the second anniversary of the date of grant, and 25,000 shares on the third anniversary of the date of grant, as long as the Board member is still a member of the Board as of such date. The Option shall have a term of ten years.

Second Grant: On the first anniversary of becoming a director, each Non-employee Director shall be entitled to receive a second non-qualified stock option grant to purchase 100,000 shares of Stock with an exercise price equal to the fair market value as of the date of grant. The Option shall vests as to 25,000 shares on the date of grant, 25,000 shares on the first anniversary of the date of grant, 25,000 shares on the second anniversary of the date of grant, and 25,000 shares on the third anniversary of the date of grant, as long as the Board member is still a member of the Board as of such date. The Option shall have a term of ten years.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of the common stock of the Company as of December 31, 2006, for: (i) each person who is known by the Company to beneficially own more than 5 percent of the Company’s common stock, (ii) all directors and officers individually and all directors and officers as a group. Each person named below has sole voting and investment power with respect to the shares shown unless otherwise indicated.

Name and Address of Beneficial Owner*	Amount of Beneficial Ownership		Percentage of Class

Fred Nazem	22,294,351	(1)	37.03%
Stephen J. O’Brien, MD 300 North Street Greenwich, CT 06830	11,316,230	(2)	19.35%
Laurus Master Fund, Ltd. c/o M&C Corporate Services Limited P.O. Box 309 GT Ugland House George Town South Church Street Grand Cayman, Cayman Islands	7,778,536	(3)	12.22%
John H. Flood, III	3,485,034	(4)	5.84%
Benjamin Safirstein, MD	2,163,568	(5)	3.69%
Richard Howard	752,083	(4)(9)	1.28%
Philip Barak	650,000	(6)	1.11%
Brian Stafford	164,426	(7)	.28%
Richard Torykian	87,500	(7)	.15%
Michael Holland	164,423	(7)	.28%
Michael Huckabee	75,000	(8)	.13%
Barbara McNeil, MD	75,000	(8)	.13%
All Directors and Officers as a Group (10 persons)	29,911,382		48.12%

*Except as otherwise noted, the address is that of the Company

(1)
Includes 372,263 shares held by Nazem, Inc., a company that Mr. Nazem owns 100%, the conversion of a $1,000,000 Secured Convertible Term Note at $0.90 per share into 1,111,111 shares of common stock, the exercise of 499,230 common stock warrants exercisable at $0.92 per share, 162,500 vested options exercisable at $0.99 per share, 25,944 shares held in the Alexander Gharib Nazem Trust and 25,944 shares held in the Taraneh Gharib Nazem Trust, Mr. Nazem’s children. Susie Gharib Nazem, Mr. Nazem’s wife is the Trustee of the Trusts. Mr. Nazem disclaims beneficial ownership of the shares held in trust for his children.

(2)	Dr. O’Brien has entered into a Voting Trust Agreement whereby the Board has the right to vote all of the shares owned by Dr. O’Brien.

(3)
Includes the conversion of a $4,100,000 Secured Convertible Term Note at $0.90 per share into 4,555,555 shares of common stock and the exercise of 621,118 common stock warrants exercisable at $0.92 per share.

(4)
Includes the conversion of a $500,000 Secured Convertible Term Note at $0.90 per share into 555,556 shares of common stock and the exercise of 249,617 common stock warrants exercisable at $0.92 per share held by OldIron Sports and Entertainment Company, Inc., of which Mr. Flood is a 50% owner, and 400,000 vested options exercisable at $0.20 per share.

(5)
Includes the conversion of a $50,000 Secured Convertible Term Note at $0.90 per share into 55,556 shares of common stock and the exercise of 13,441 common stock warrants exercisable at $0.92 per share, 50,000 vested option exercisable at $0.20 per share, and 1,300,000 shares held by the Safirstein Family Trust 1991 for the benefit of Dr. Safirstein’s children. Sheila Safirstein, Dr. Safirstein’s wife, is the Trustee of the Trust. Dr. Safirstein disclaims beneficial ownership of these shares.

(6)	Includes 75,000 vested options exercisable at $0.035 per share and 50,000 vested options exercisable at $0.90 per share.

(7)	Includes 37,500 options exercisable at $0.20 per share and 25,000 vested options exercisable at $2.00 per share.

(8)	Includes 25,000 vested options exercisable at $0.90 per share and 25,000 vested options exercisable at $2.00 per share.

Item 12. Certain Relationships and Related Transactions, and Director Independence.

In March 2005, Flagship issued 3,031,250 shares of common stock to certain members of management to settle $606,250 of compensation costs accrued during the year ended December 31, 2004. The stock was issued at $0.525 per share and resulted in additional compensation expense of approximately $985,156. The individuals receiving common stock included Fred F. Nazem, co-founder, Chairman and Chief Executive Officer, Dr. Stephen J. O’Brien, co-founder and former officer, Richard Howard, director and former President, and Dr. Benjamin Safirstein, director and EVP- Chief Medical Officer of the Company.

Mr. Fred F. Nazem, is the sole stockholder and President of Nazem, Inc. From its inception through August 2005, Flagship occupied space in the Nazem, Inc. offices. During that time, Flagship paid monthly rent of $5,940 to Nazem, Inc. for the use of such space. In addition, Nazem, Inc. incurred certain operating expenses on behalf of Flagship and Flagship reimbursed Nazem, Inc., for the payment of such expenses on its behalf.

On several occasions during the past two years, Fred F. Nazem made loans to Flagship for working capital needs. The following summarizes these loans and their status: (i) a loan of $250,000 was made in December 2004 and repaid in February 2005; (ii) a loan of $10,000 was made in January 2005 and was repaid in August 2006; (iii) loans of $200,000 made in July 2005, $500,000 made in August 2005 and $300,000 was made in September 2005; all of which were converted into the Junior Convertible Notes.

In July 2005, OldIron Sports and Entertainment Company, Inc. loaned Flagship $500,000. This loan was converted into the Junior Convertible Notes. Mr. John H. Flood, III, President of the Company, owns 50% of OldIron Sports and Entertainment Company, Inc.

In December 2005, Mr. John H. Flood, III loaned Flagship $75,000 for working capital purposes. This loan was repaid in February 2006.

In November 2005, Dr. Benjamin Safirstein, Director and EVP- Chief Medical Officer, loaned Flagship $50,000. This loan was converted into the Junior Convertible Notes.

As part of the Laurus Convertible Note, Fred F. Nazem and John H. Flood, III and certain shareholders (the “Guarantors”) of the Company, provided a limited guarantee of the Company’s obligation to Laurus. The Guarantors received an aggregate of 1,951,596 shares of Common Stock and warrants to purchase 465,839 shares of Common Stock for providing such guaranty.

In January 2006, Dr. Mark Gardy and Dr. Roger London, employees of Flagship, each loaned the Flagship $100,000. These loans were converted into the Junior Convertible Notes.

Michael Holland, Brian Stafford, Benjamin Safirstein, Richard Howard, Richard Torykian, Michael Huckabee, Barbara McNeil and Fred Nazem constitute the Company’s Board of Directors. All members of the Company’s Board of Directors, excluding Fred Nazem and Benjamin Safirstein, are independent directors of the Company, and as such, they satisfy the definition of independence in accordance with SEC rules and NASDAQ listing standards.

Item 13. Exhibits.

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

(1) Filed herewith.

Item 14. Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed or to be billed for professional services rendered by our independent registered public accounting firm for the audit of our annual financial statements, review of financial statements included in our quarterly reports and other fees that are normally provided by the accounting firm in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2006 and December 31, 2005 were $182,800 and $90,000, respectively.

Audit Related Fees

There were no fees billed or to be billed for assurance and related services by our independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2006 and 2005.

Tax Fees

There were no fees billed for professional services rendered by our independent registered public accounting firm for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2006 and 2005.

All Other Fees

None.

Audit Committee

It is the policy of the Company for all work performed by its independent registered public accounting firm to be approved in advance by the Company’s Board of Directors and its Audit Committee. All of the services described above in this Item 14 were approved in advance by the Board of Directors and the Audit Committee during 2006 and 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLAGSHIP GLOBAL HEALTH, INC.

By:	/s/ Fred F. Nazem
Fred F. Nazem, Chief Executive Officer

Date: April 2, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Fred F. Nazem	Chief Executive Officer	April 2, 2007
Fred F. Nazem	(Principal Executive Officer)

/s/ Philip E. Barak	Chief Financial Officer	April 2, 2007
Philip E. Barak	(Principal Financial and Accounting Officer)

/s/ Michael Holland	Director	April 2, 2007
Michael Holland

/s/ Richard Howard	Director	April 2, 2007
Richard Howard

/s/ Michael Huckabee	Director	April 2, 2007
Michael Huckabee

/s/ Barbara McNeil	Director	April 2, 2007
Barbara McNeil

/s/ Benjamin Safirstein	Director	April 2, 2007
Benjamin Safirstein

/s/ Brian Stafford	Director	April 2, 2007
Brian Stafford

/s/ Richard Torykian	Director	April 2, 2007
Richard Torykian

Flagship Global Health, Inc. and Subsidiary
(Formerly known as Patients & Physicians, Inc., formerly
known as Finity Holdings, Inc.)
(A Development Stage Company)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Flagship Global Health, Inc.

We have audited the accompanying consolidated balance sheet of Flagship Global Health, Inc. and Subsidiary (formerly known as Patients & Physicians, Inc., formerly known as Finity Holdings, Inc.) (a development stage company) as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2006 and 2005, and for the period from inception (July 9, 2002) to December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Flagship Global Health, Inc. and Subsidiary (formerly known as Patients & Physicians, Inc., formerly known as Finity Holdings, Inc.) as of December 31, 2006, and their consolidated results of operations and cash flows for the years ended December 31, 2006 and 2005, and for the period from inception (July 9, 2002) to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is in the development stage, has incurred net losses from inception and has working capital and stockholders’ deficiencies. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Jericho, New York
March 28, 2006

Flagship Global Health, Inc. and Subsidiary
(Formerly known as Patients & Physicians, Inc., formerly known as Finity Holdings, Inc.)
(A Development Stage Company)
Consolidated Balance Sheet
As of December 31, 2006

ASSETS
Current Assets:
Cash and cash equivalents	$941,733
Prepaid expenses and other current assets	162,959
Total current assets	1,104,692

Property and equipment, net	433,586
Debt issuance costs, net	113,367
Restricted cash	824,117
Goodwill	61,912
Intangible assets, net	44,917
Other assets	1,265

Total assets	$2,583,856

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$206,873
Accrued liabilities	364,647
Notes payable, current portion, net of unamortized discount	5,606,078
Total current liabilities	6,177,598

Notes payable, net of current portion and unamortized discount	2,676,795
Deferred rent liability	272,716

Total liabilities	9,127,109

COMMITMENTS AND CONTINGENCIES

Stockholders' Deficit:
Preferred stock, $0.001 par value: 5,000,000 shares authorized, 0 shares
issued and outstanding at December 31, 2006	-
Common stock, $0.001 par value: 125,000,000 shares authorized,
58,484,385 shares issued and outstanding at December 31, 2006	58,484
Additional paid-in capital	18,004,468
Deficit accumulated during the development stage	(24,606,205)

Total stockholders' deficit	(6,543,253)

Total liabilities and stockholders' deficit	$2,583,856

See Notes to Consolidated Financial Statements

Flagship Global Health, Inc. and Subsidiary
(Formerly known as Patients & Physicians, Inc., formerly known as Finity Holdings, Inc.)
(A Development Stage Company)
Consolidated Statements of Operations
For the years ended December 31, 2006 and 2005
and for the period from inception (July 9, 2002) to December 31, 2006

	Years Ended December 31,		For the period from inception (July 9, 2002) to December 31,
	2006	2005	2006

Subscription revenue	$73,419	$5,194	$78,613
Cost of revenue	15,999	2,649	18,648
Gross profit	57,420	2,545	59,965

Cost and expenses:
Membership services	2,396,851	1,959,066	5,610,150
Selling, general and administrative (including depreciation and amortization of $237,061, $263,131 and $527,348)	7,147,372	5,494,288	14,851,331
Loss on sale of equipment	88,953	-	88,953
Impairment of long-lived assets	13,323	97,500	505,377

Total costs and expenses	9,646,499	7,550,854	21,055,811

Loss from operations	(9,589,079)	(7,548,309)	(20,995,846)

Interest income	66,730	6,341	79,466
Amortization of debt discounts and
debt issuance costs	(2,893,937)	-	(2,893,937)
Interest expense	(779,319)	(57,209)	(836,528)
Other income and expenses, net	40,640	-	40,640

Loss before provision for income taxes	(13,154,965)	(7,599,177)	(24,606,205)

Provision for income taxes	-	-	-

Net loss	(13,154,965)	(7,599,177)	$(24,606,205)

Accretion of preferred stock	(193,858)	(23,728)
Net loss attributable to common stockholders	$(13,348,823)	$(7,622,905)

Weighted average number of shares outstanding, basic and diluted	49,350,388	34,069,022

Net loss per share, basic and diluted	$(0.27)	$(0.22)

See Notes to Consolidated Financial Statements

Flagship Global Health, Inc. and Subsidiary
(Formerly known as Patients & Physicians, Inc., formerly known as Finity Holdings, Inc.)
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity (Deficit)
For the period from inception (July 9, 2002) to December 31, 2006

	Common stock		Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders’ Equity
	Shares	Amount	Capital	Stage	(Deficit)
Balances at July 9, 2002 (inception)	$-	$-	$-	$-	$-
Issuance of common stock to founders at $0.001 per share in August 2002	16,000,000	16,000	-	-	16,000
Sale of common stock at $0.044 per share in August 2002	2,857,150	2,857	122,143	-	125,000
Net loss	-	-	-	(107,271)	(107,271)
Balances at December 31, 2002	18,857,150	18,857	122,143	(107,271)	33,729
Issuance of common stock in exchange for goods and services at $0.056 per share in August 2003	13,678,910	13,679	746,321	-	760,000
Issuance of common stock to employees at $0.056 per share in August 2003	1,510,000	1,510	82,386	-	83,896
Cancellation of founders’ shares at $0.001 per share in August 2003	(3,510,000)	(3,510)	3,510	-	-
Issuance of options to purchase common stock to employees for services	-	-	37,243	-	37,243
Net loss	-	-	-	(495,895)	(495,895)
Balances at December 31, 2003	30,536,060	30,536	991,603	(603,166)	418,973
Exercise of stock options at $0.035 per share in August 2004	1,000,000	1,000	34,000	-	35,000
Value of warrants issued in connection with the sale of Redeemable Series A Convertible Preferred Stock	-	-	143,066	-	143,066
Accretion of Redeemable Series A Convertible Preferred Stock	-	-	(16,223)	-	(16,223)
Issuance of options to purchase common stock to employees for services	-	-	95,162	-	95,162
Issuance of options to purchase common stock to non-employees for services	-	-	275,951	-	275,951
Net loss	-	-	-	(3,248,897)	(3,248,897)
Balances at December 31, 2004	31,536,060	31,536	1,523,559	(3,852,063)	(2,296,968)
Exercise of stock options at $0.20 per share in September 2005	250	-	50	-	50
Accretion of Redeemable Series A Convertible Preferred Stock	-	-	(19,473)	-	(19,473)
Accretion of Redeemable Series B Convertible Preferred Stock	-	-	(4,255)	-	(4,255)
Stock issued in lieu of compensation at $0.525 per share in March 2005	3,031,250	3,031	1,588,375	-	1,591,406
Issuance of options to purchase common stock to employees for services	-	-	243,470	-	243,470
Issuance of options to purchase common stock to non-employees for services	-	-	321,179	-	321,179
Net loss	-	-	-	(7,599,177)	(7,599,177)
Balances at December 31, 2005	34,567,560	34,567	3,652,905	(11,451,240)	(7,763,768)
Allocation of value to common stock issued in connection with convertible debt financings at $.001 per share in January 2006	7,968,950	7,969	3,127,729	-	3,135,698
Allocation of value to warrants issued in connection with convertible debt financings	-	-	457,671	-	457,671
Allocation of value to beneficial conversion feature in connection with convertible debt financings	-	-	1,695,111	-	1,695,111

Flagship Global Health, Inc. and Subsidiary
(Formerly known as Patients & Physicians, Inc., formerly known as Finity Holdings, Inc.)
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity (Deficit)
For the period from inception (July 9, 2002) to December 31, 2006

	Common stock		Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders’ Equity
	Shares	Amount	Capital	Stage	(Deficit)
Conversion of Redeemable Series A Convertible Preferred Stock in connection with acquisition	7,755,481	7,755	2,117,244	-	2,124,999
Conversion of Redeemable Series B Convertible Preferred Stock in connection with acquisition	5,205,764	5,206	3,379,400	-	3,384,606
Issuance of shares in connection with acquisition in June 2006	174,130	174	(250)	-	(76)
Exercise of vested options at $0.89 per share in January 2006	2,500	2	2,223	-	2,225
Exercise of vested options at $0.10 per share in May 2006	75,000	75	7,425	-	7,500
Exercise of vested options at $0.20 per share in May 2006	12,500	13	2,487	-	2,500
Exercise of vested options at $0.10 per share in June 2006	110,000	110	10,890	-	11,000
Exercise of vested options at $0.20 per share in June 2006	12,500	13	2,487	-	2,500
Accretion of Redeemable Series A Convertible Preferred Stock	-	-	(160,241)	-	(160,241)
Accretion of Redeemable Series B Convertible Preferred Stock	-	-	(33,617)	-	(33,617)
Issuance of shares to broker in connection with Share Exchange at $.001 per share in June 2006	1,200,000	1,200	(1,200)	-	-
Issuance of shares to PEMMS in connection with acquisition of assets at $.62 per share in July 2006	300,000	300	185,700	-	186,000
Issuance of options to purchase common stock to employees for services	-	-	1,075,008	-	1,075,008
Issuance of options to purchase common stock to non-employees for services	-	-	284,596	-	284,596
Issuance of common stock and warrants in connection with interim financing at $2.00 per unit in December 2006	1,100,000	1,100	2,198,900		2,200,000
Net loss	-	-	-	(13,154,965)	(13,154,965)
Balances at December 31, 2006	58,484,385	$58,484	$18,004,468	$(24,606,205)	$(6,543,253)

See Notes to Consolidated Financial Statements

Flagship Global Health, Inc. and Subsidiary
(Formerly known as Patients & Physicians, Inc., formerly known as Finity Holdings, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the years ended December 31, 2006 and 2005
and for the period from inception (July 9, 2002) to December 31, 2006

	Years Ended December 31,		For the period from inception (July 9, 2002) to December 31,
	2006	2005	2006
OPERATING ACTIVITIES
Net loss	$(13,154,965)	$(7,599,177)	$(24,606,205)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	1,359,604	564,649	2,332,609
Amortization of debt discounts and debt issuance costs	2,893,937	-	2,893,937
Depreciation and amortization expense	237,061	263,131	527,348
Deferred rent liability	195,327	42,594	272,716
Loss on sale of equipment	88,953	-	88,953
Common stock issued in exchange for services	-	-	251,683
Preferred stock issued in exchange for services	-	-	85,000
Common stock issued to employees	-	-	83,896
Common stock issued to founders	-	-	16,000
Common stock issued to employees in lieu of compensation	-	985,156	985,156
Note payable in lieu of compensation	-	165,000	165,000
Impairment of long-lived assets	13,323	97,500	505,377
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	166,968	(304,286)	(162,959)
Other non current assets	(1,265)	-	(1,265)
Restricted assets	(689,117)	-	(824,117)
Accounts payable and accrued liabilities	(240,563)	255,387	1,177,695
Net cash used in operating activities	(9,130,737)	(5,530,046)	(16,209,176)
INVESTING ACTIVITIES
Purchases of property and equipment	(137,587)	(531,304)	(1,076,539)
Proceeds from the sale of equipment	25,000	-	25,000
Net cash used in investing activities	(112,587)	(531,304)	(1,051,539)
FINANCING ACTIVITIES
Proceeds from (payments to) stockholders	(18,130)	(13,086)	83,763
Proceeds from issuance of common stock and warrants	2,206,018	-	2,332,969
Proceeds from exercise of stock options	25,725	50	60,775
Proceeds from issuance of Redeemable Series A Convertible Preferred Stock	-	-	1,735,000
Costs associated with issuance of Redeemable Series A Convertible Preferred Stock	-	-	(52,871)
Proceeds from exercise of warrants to purchase Redeemable Series A Convertible Preferred Stock	137,120	167,880	305,000
Proceeds from issuance of Redeemable Series B Convertible Preferred Stock	-	3,383,748	3,383,748
Costs associated with issuance of Redeemable Series B Convertible Preferred Stock	-	(37,015)	(37,015)
Proceeds from issuance of notes payable	4,000,000	2,935,000	6,935,000
Bank overdraft, net	(68,478)	68,478	-
Debt issuance costs	(166,942)	(58,379)	(225,321)
Repayments of notes payable	(250,000)	(250,000)	(500,000)
Proceeds from issuance of secured convertible term notes, net	4,181,400	-	4,181,400

Net cash provided by financing activities	10,046,713	6,196,676	18,202,448
Net increase in cash	803,389	135,326	941,733
Cash at beginning of period	138,344	3,018	-
Cash at end of period	$941,733	$138,344	$941,733
Supplemental cash flow information
Cash payments for interest	$593,399	$-	$593,399

See Notes to Consolidated Financial Statements

Flagship Global Health, Inc. and Subsidiary
(Formerly known as Patients & Physicians, Inc., formerly known as Finity Holdings, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements

1.	Nature of Business and Basis of Presentation

Organization

Flagship Global Health, Inc (“Flagship”) (formerly known as Patients & Physicians, Inc., formerly known as Finity Holdings, Inc.) was organized on February 5, 1993.

On June 27, 2006, Flagship closed an Exchange Agreement (the "Share Exchange") with all of the stockholders of Flagship Patient Advocates, Inc. (“Advocates”) (formerly U.S. Open Healthcare Management, Inc.) whereby Flagship acquired all of the issued and outstanding capital stock of Advocates. Upon completion of the Share Exchange, Advocates stockholders controlled approximately 99% of the then issued and outstanding common stock. Prior to the Share Exchange, Flagship was a shell company. Post the Share Exchange, Advocates business activities were the activities of Flagship. As a result of these factors, this transaction has been treated as a reverse merger and a capital transaction, equivalent to the issuance of stock by Advocates for Flagship’s net assets and, accordingly, the historical financial statements prior to June 27, 2006 are those of Advocates. All shares and per share data prior to the Share Exchange have been restated to reflect the stock issuances and the effect of the closing of the Share Exchange.

On January 12, 2007, a Certificate of Ownership and Merger was filed with the Secretary of State of the State of Delaware, pursuant to which Flagship merged with its wholly owned subsidiary, Advocates. As a result of the merger, Flagship assumed all the obligations of Advocates and the operations of Advocates were dissolved. As the surviving entity, Patients & Physicians, Inc. changed its name to Flagship Global Health, Inc. on January 12, 2007.

To date, Flagship has been focused on developing a membership-based specialty healthcare advocacy company that provides physician referrals on a priority basis, emergent care needs, a personal electronic internet-based medical record repository and air evacuation to its members, all linked by a sophisticated IT management system.

Flagship has not generated significant revenues through December 31, 2006, and is considered to be a development stage company in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises.

The accompanying consolidated financial statements have been prepared on a going concern basis. As shown in the accompanying consolidated financial statements, Flagship has a working capital deficit of $5,072,906 and has incurred losses in the development stage totaling $24,606,205 for the period from inception (July 9, 2002) to December 31, 2006. These factors, among others, indicate that there is substantial doubt about Flagship’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management recognizes that Flagship’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to allow Flagship to continue the development of its business plan and satisfy its obligations on a timely basis. Management believes that such cash flows will be funded by additional equity and/or debt financings through the time in which Flagship emerges from the development stage, if ever, and generates sufficient positive cash flows from its operations, if ever. However, there can be no assurance that management’s plans will be achieved.

Flagship Global Health, Inc. and Subsidiary
(Formerly known as Patients & Physicians, Inc., formerly known as Finity Holdings, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements

All references to “Company”, “our”, “us”, or “we” shall apply to Flagship Global Health, Inc. and Flagship Patient Advocates, Inc.

2.	Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of Flagship and Advocates. All significant intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, the reported amounts of revenues, if any, and expenses during the reporting period.

The accounting estimates that require management’s most difficult and subjective judgments include capitalization of certain assets, depreciable and amortizable lives, impairment of long-lived assets, the fair value of equity instruments issued and expected volatility of common stock. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates.

Reclassifications

Certain reclassifications have been made in the prior period consolidated financial statements to conform to the current period’s presentation.

Restricted Cash

Included in restricted assets on the accompanying consolidated balance sheet as of December 31, 2006, is cash of $824,117, which is being held to secure letters of credit, related to the Company’s office space operating leases (Note 11).

Cash and Cash Equivalents

The Company considers all investments with a maturity of three months or less when purchased to be cash equivalents.

Property and Equipment

Property and equipment, consisting principally of computer equipment and capitalized purchased and internally developed software programs, are recorded at cost. Depreciation and amortization are provided for, using the straight-line method, in amounts sufficient to relate the cost of depreciable and amortizable assets to operations over their estimated useful lives. Repairs and maintenance are charged to operations as incurred.

Flagship Global Health, Inc. and Subsidiary
(Formerly known as Patients & Physicians, Inc., formerly known as Finity Holdings, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements

A summary of the estimated useful lives of the property and equipment is presented below:

Estimated useful lives
Computer hardware	3 years
Computer software	3 years
Equipment	5 years
Furniture and fixtures	6 years
Leasehold improvements	Shorter of life of asset or lease term

The Company has adopted Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This statement requires that certain costs incurred in purchasing or developing software for internal use be capitalized as internal use software development costs and included in fixed assets. Amortization of the software begins as software is ready for its intended use.

Depreciable/Amortizable Tangible Long-Lived Assets

When events or changes in circumstances require, the Company assesses the likelihood of recovering the cost of tangible long-lived assets based on its expectations of future profitability, undiscounted cash flows and management’s plans with respect to the operations.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. The Company reduces credit risk by placing its cash and cash equivalents with major financial institutions with high credit ratings. At times, such amounts may exceed Federally insured limits.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities that qualify as financial instruments under SFAS No. 107, Disclosures about Fair Value of Financial Instruments, (“SFAS No. 107”) approximate their carrying amounts presented in the accompanying consolidated balance sheet at December 31, 2006.

Revenue Recognition

The Company recognizes revenues in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements (“SAB No. 101”) as amended by SAB No. 104, Revenue Recognition, revised and updated (“SAB No. 104”), which stipulates that revenue generally is realized or realizable and earned, once persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable and collectibility is reasonably assured.

Flagship Global Health, Inc. and Subsidiary
(Formerly known as Patients & Physicians, Inc., formerly known as Finity Holdings, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements

The Company sells memberships to individuals and institutions for access to its healthcare service offerings. The Company recognizes revenue ratably over the term of the membership.

Goodwill and Acquired Intangible Assets

Goodwill

Goodwill represents the Company’s allocation of the cost to acquire PEMMS Limited (“PEMMS) (Note 12) in excess of the fair value of net assets acquired. The purchase price and its allocation, to reflect the fair values of assets acquired and liabilities assumed, have been based upon management’s estimates. Under SFAS No. 142 Goodwill and Other Intangible Assets (“SFAS No. 142”), goodwill is not amortized but is reviewed for impairment annually. The Company performs its annual goodwill impairment evaluation, once a year or more frequently if events or changes in circumstances indicate that goodwill may be impaired. Application of the goodwill impairment evaluation requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment. Goodwill at December 31, 2006 was $61,912.

Intangible Assets

Intangible assets are accounted for under the provisions of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). Intangible assets arose from a business combination and consist of customer relationships that are amortized, on a straight-line basis, over five years. The Company follows the disclosure requirements of SFAS No. 142. Intangible assets are reviewed for impairment under the provisions of SFAS No. 144,  whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Intangible assets, net, at December 31, 2006 were $44,917.

Stock-Based Compensation

Since inception, the Company has accounted for share-based compensation to employees and directors in accordance with SFAS No. 123(R) Share-Based Payment (“SFAS No. 123(R)”), which requires the recognition of compensation expense for employee stock options and other share-based payments. Under SFAS No. 123(R), expense related to employee stock options and other share-based payments is recognized over the relevant service period based on the fair value of each stock option grant.

The Company has accounted for non-employee compensation expense in accordance with Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (“EITF 96-18”), which requires non-employee stock options to be measured at their fair value as of the earlier of the date at which a commitment for performance to earn the equity instruments is reached (“performance commitment date”) or the date at which performance is complete (“performance completion date”). Non-employee stock options which involve only performance conditions when neither the performance commitment date nor performance completion date has occurred as of the interim financial reporting date are accounted for by measuring the instrument’s then-current fair value. As of December 31, 2006, the Company accounted for 1,900,000 options under the guidance of EITF 96-18.

Flagship Global Health, Inc. and Subsidiary
(Formerly known as Patients & Physicians, Inc., formerly known as Finity Holdings, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements

The Company has followed the guidance outlined in FASB Interpretations (“FIN”) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (“FIN 28”) as it relates to computing expense when appreciation rights vest over time.

Income Taxes

The Company accounts for deferred income taxes in accordance with SFAS 109, Accounting for Income Taxes. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized. The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Net Loss Per Share

Net loss per share is computed based on the weighted average number of shares of common stock outstanding during the year.

Basic loss per share is computed by dividing loss applicable to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding warrants and options and debt conversion features is antidilutive, due to the losses of the Company, they have been excluded from the Company’s computation of net loss per share for the years ended December 31, 2006 and 2005, respectively. Therefore, basic and diluted loss per share were the same for the years ended December 31, 2006 and 2005. The total number of potentially dilutive securities excluded from the calculation of diluted loss per share for the years ended December 31, 2006 and 2005 was 17,554,313 and 5,797,767, respectively.

Recent Accounting Pronouncements Issued, Not Yet Adopted

In June 2006, FASB issued Interpretation No.48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on the recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be applicable to the Company beginning January 1, 2007. The Company does not believe FIN 48 will have any immediate impact on its consolidated financial statements and related disclosures.

Flagship Global Health, Inc. and Subsidiary
(Formerly known as Patients & Physicians, Inc., formerly known as Finity Holdings, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance applies to financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Company will evaluate the potential impact, if any, of the adoption of SFAS No. 157 on its consolidated financial statements.

In February 2007, FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 provides a “Fair Value Option” under which a company may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities. SFAS No. 159 will be available on a contract-by-contract basis with changes in fair value recognized in earnings as those changes occur. SFAS No. 159 is effective for fiscal years after November 15, 2007. SFAS No. 159 also allows early adoption provided that the entity also adopts the requirements of SFAS No. 157. The Company does not believe the adoption of SFAS No. 159 will have a material impact, if any, on its financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the Company’s consolidated financials statements and related disclosures.

3.	Stock-Based Compensation

The Company issues stock-based compensation to its officers, directors, employees and consultants under its 2004 Stock Option and Grant Plan (the “Stock Option Plan”). There are 9,000,000 shares authorized under the Stock Option Plan. The maximum term of options granted is generally 10 years and the options generally vest over a period of four years. The Board of Directors of the Company may approve other vesting schedules. Vested options may be exercised in whole or in part. The exercise price, which is equal to or greater than the fair market value of the common stock, is determined by the Board of Directors considering factors such as quoted stock prices, recent sales of stock, results of operations and the state of the Company’s business and industry.

A summary of stock-based compensation expense recognized during the years ended December 31, 2006 and 2005 is presented below:

	Year Ended December 31,
	2006	2005
Membership Services	$67,134	$28,324
Selling, General and Administrative	1,007,874	215,146
Non-Employees	284,596	321,179
Total Options Expense	$1,359,604	$564,649

Flagship Global Health, Inc. and Subsidiary
(Formerly known as Patients & Physicians, Inc., formerly known as Finity Holdings, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements

A summary of option activity for the year ended December 31, 2006 is presented below:

	Options	Weighted Average Exercise Price
Outstanding, December 31, 2005	5,081,750	$0.14
Granted	3,851,000	1.30
Exercised	(212,500)	0.12
Forfeited or expired	(1,507,000)	0.38
Outstanding, December 31, 2006	7,213,250	$0.72
Exercisable, December 31, 2006	2,838,000	$1.52

The fair value of each stock option grant to employees is estimated on the date of grant. A Black-Scholes option-pricing model, applying the following assumptions, was used to estimate the fair value for employee stock options issued:

	Year Ended December 31,
	2006	2005
Expected volatility	68.83% - 83.95%	80.67%
Risk-free rate	4.58% - 5.03%	4.39% - 4.58%
Expected term of options	5 - 10 years	10 years
Dividend yield	0%	0%

Due to the Company’s limited history as a public company, the Company has estimated expected volatility based on the historical volatility of certain companies as determined by management. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the Company’s employee stock options. The dividend yield assumption is based on the Company’s intent not to issue a dividend under its dividend policy. The expected term is based on the simplified method in accordance with Staff Accounting Bulletin No. 107 on Share Based Payment.

The weighted average grant-date fair value of the options granted was $1.29 per share and $0.47 per share for the years ended December 31, 2006 and 2005, respectively.

The options outstanding at December 31, 2006 have a weighted average remaining contractual term of approximately 7.8 years and an intrinsic value of $12,577,900.

The options which are exercisable at December 31, 2006 have a weighted average remaining contractual term of approximately 6.4 years, and an intrinsic value of $3,977,375.

The options exercised during the year ended December 31, 2006 had an intrinsic value of $165,675.

Flagship Global Health, Inc. and Subsidiary
(Formerly known as Patients & Physicians, Inc., formerly known as Finity Holdings, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements

As of December 31, 2006, there was $1,412,159 of total deferred compensation cost related to options issued to employees that will be recognized in expense over a weighted average period of approximately 1.7 years.

4.	Property and Equipment, net

Property and equipment, net, consisted of the following at December 31, 2006:

Asset	Amount
Computer hardware	$206,186
Computer software	413,790
Equipment	94,388
Furniture and fixtures	56,712
Leasehold improvements	9,652
780,728
Less: accumulated depreciation and amortization	(347,142)
$433,586

Depreciation and amortization expense was $226,978 and $263,131 for the years ended December 31, 2006 and 2005, respectively.

5.	Intangible Assets

The Company’s intangible assets, consisting primarily of customer relationships, were acquired and accounted for using the purchase method of accounting. The Company did not have any intangible assets prior to the acquisition of PEMMS (Note 12) in February 2006. The following table summarizes the net intangible asset as of December 31, 2006:

Intangible	Amortization Period	Gross Asset Value	Accumulated Amortization	Net Asset Value
Customer relationships	5 years	$55,000	$(10,083)	$44,917

Amortization expense was $10,083 and $0 for the years ended December 31, 2006 and 2005, respectively.

Estimated amortization expense related to the intangible assets subject to amortization at December 31, 2006 for each of the years in the five year period ending December 31, 2011 is as follows:

2007	$11,000
2008	11,000
2009	11,000
2010	11,000
2011	917
Total	$44,917

Flagship Global Health, Inc. and Subsidiary
(Formerly known as Patients & Physicians, Inc., formerly known as Finity Holdings, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements

6.	Accrued Liabilities

Accrued liabilities consisted of the following at December 31, 2006:

Accrued professional fees	$84,851
Accrued interest payable	243,129
Deferred revenue	33,257
Other accrued liabilities	3,410
$364,647

7.	Debt

Debt financings consisted of the following as of December 31, 2006:

	Principal	Unamortized Debt Discount	Net
Laurus Convertible Notes	$4,100,000	$(1,629,897)	$2,470,103
Junior Notes	3,000,000	(1,187,230)	1,812,770
Apollo Medical Partners, LP	2,700,000	-	2,700,000
Apollo Medical Offshore Partners, LP	1,300,000	-	1,300,000
	$11,100,000	$(2,817,127)	8,282,873
Less current portion			5,606,078
Long term portion			$2,676,795

Convertible Notes

Laurus Notes

On January 30, 2006 Advocates entered into a securities purchase agreement (the “Laurus Securities Agreement”) with Laurus Master Fund, Ltd. (“Laurus”). Under the Laurus Securities Agreement, Laurus purchased from Advocates a secured convertible term note (the “Laurus Convertible Note”) in an aggregate principal amount of $4,100,000, which is collateralized by substantially all of Advocates assets. The Laurus Convertible Note bears interest at 1.0% above the prime rate, with a minimum interest rate of 7%, and is convertible in whole or in part into common stock of the Company at a fixed conversion price of $0.90 per share at the election of Laurus.

Flagship Global Health, Inc. and Subsidiary
(Formerly known as Patients & Physicians, Inc., formerly known as Finity Holdings, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements

Junior Notes

During 2005, Advocates issued an aggregate of $3,100,000 in short-term notes, of which $2,050,000 was issued to officers and directors of the Company. Of the aggregate amount issued, $165,000 was issued to an officer of the Company in lieu of compensation. In February 2005, $250,000 of the amounts due to an officer of the Company was repaid. Of the aggregate amount issued, $2,850,000 was outstanding at December 31, 2005. During January 2006, Advocates issued an additional $400,000 in short-term notes and repaid $240,000, and $10,000 of the notes issued in 2005, in January 2006 and August 2006, respectively (Note 17).

On January 30, 2006 Advocates entered into a securities purchase agreement (the “Junior Securities Agreement”) with certain holders of Advocates short-term notes. Under the Junior Securities Agreement, the note holders (the “Junior Note Holders”) agreed to convert $3,000,000 of the short-term notes previously issued into secured convertible term notes (the “Junior Notes”) in Advocates. The Junior Notes have substantially the same terms as the Laurus Convertible Note. The Junior Notes bear interest at 1.0% above the prime rate, with a minimum interest rate of 7% and are convertible in whole or in part into common stock of the Company at a fixed conversion price of $0.90 per share at the election of each of the Junior Note Holders.

Laurus and Junior Notes

On January 30, 2006, in connection with the Laurus Convertible Note and the Junior Notes (collectively the “Notes”), Advocates issued 7,968,950 shares of common stock to the investors for consideration of $7,969 and issued warrants to purchase 1,902,174 shares of common stock at an exercise price of $0.92 per share. The warrants have a term of seven years. The aforementioned common shares and warrants include 1,951,596 shares of common stock and warrants to purchase 465,839 shares of common stock, valued at $176,767, issued to certain shareholders and officers (the “Guarantors”) that provided a limited guarantee of the Company’s obligation to Laurus.

The Company allocated the $7,100,000 of proceeds from the Notes based on the computed relative fair values of the debt, stock and warrant instruments issued to Laurus, the Junior Note Holders and the Guarantors. The common stock issued was valued based on management’s estimate of the fair value of the Company’s common stock of $0.62 per share or a fair value of $4,932,780 and relative fair value of $3,127,729 for the common stock. The warrants were valued using a Black-Scholes pricing model with the following assumptions: (1) common stock fair value of $0.62 per share, (2) expected volatility of 67.63%, (3) risk-free interest rate of 4.39%, (4) term of 7 years, and (5) no dividend, which resulted in a fair value of $721,799 and a relative fair value of $457,671 for the warrants. Accordingly, the resulting relative fair value allocated to the debt component of $3,196,000 was used to measure the intrinsic value of the embedded conversion option of the Notes which resulted in a beneficial conversion feature of $1,695,111 recorded to additional paid-in capital. The aggregate amounts allocated to the warrants, equity instruments and beneficial conversion feature of $5,599,110 were recorded as a debt discount at the date of issuance of the Notes and are being amortized to debt discounts and debt issuance costs using the interest method over the stated maturities of the Notes. The initial aggregate carrying value of the Notes at the time of closing was $1,500,890 after the debt discounts.

Flagship Global Health, Inc. and Subsidiary
(Formerly known as Patients & Physicians, Inc., formerly known as Finity Holdings, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements

At the date of issuance of the Notes, management initially estimated the fair value of the Company’s common stock as a private company based on a recent financing transaction and allocated the proceeds from the Notes based on such estimated values. During 2006 the Company estimated the value of its common stock in connection with an acquisition (Note 12). Based on updated information, changes have been made to certain accounting estimates (Note 17).

The fair value of the debt proceeds was determined by calculating the net present value of the future payment on the notes using a discount rate of 25% and an interest rate of 7% yielding a total net present value of $5,040,510. Transaction fees totaling $318,600 paid to Laurus, or its affiliates, and the Junior Note Holders in connection with this financing were netted against the proceeds and considered in the calculation of the beneficial conversion feature. Financing costs of $225,321 paid to third parties associated with this financing were recorded as debt issuance costs and included on the accompanying consolidated balance sheet at December 31, 2006. These costs are being amortized over the term of the Notes.

During the years ended December 31, 2006, and 2005, $2,781,983 and $0, respectively, of the discount on the Notes were amortized and included in amortization of debt discounts and debt issuance costs on the accompanying consolidated statements of operations. Debt issuance costs allocated are amortized over the term of the debt using the interest method, which produces a constant periodic rate of return. During the years ended December 31, 2006, and 2005, $111,954 and $0, respectively, of debt issuance costs have been amortized and are included in amortization of debt discounts and debt issuance costs on the accompanying consolidated statements of operations.

Repayment Terms

The Notes are payable in monthly installments commencing April 2007 to Laurus and each of the Junior Note Holders in amounts ranging from $2,083 to $170,833.  Aggregate payments due related to the Notes is approximately $2,662,000, $3,550,000 and $888,000 in 2007, 2008 and 2009, respectively.  The terms of the Notes provide that in the event that any of the principal is converted into common stock, the amount converted shall be credited against the next monthly payment.  Advocates has the option, but not the obligation, of prepaying any outstanding principal of the Notes by paying the principal, accrued interest, and a redemption premium on the principal of 30%.

Flagship was originally required to repay the Notes on a monthly basis over the following 24 months beginning on February 1, 2007. Laurus and a majority of the Junior Note Holders executed a waiver and amendment whereby the parties agreed that the first monthly payment would be April 1, 2007 and the two payments deferred would be payable in January 2009.

Registration Rights

The Company entered into a registration rights agreement with both Laurus and the Junior Note Holders covering the registration of the common stock issued to Laurus, the Guarantors and the Junior Note Holders, the common stock underlying the Notes and the warrants issued to Laurus, the Guarantors and the Junior Note Holders. The Company filed a registration statement on Form SB-2 which became effective on September 11, 2006. The Company is required to use its best efforts to keep the registration statement continuously effective until the date which is the earlier of when (i) all registrable securities have been sold or (ii) all registrable securities covered by such registration statement may be sold immediately without registration under the Securities Act and without volume restrictions.

Flagship Global Health, Inc. and Subsidiary
(Formerly known as Patients & Physicians, Inc., formerly known as Finity Holdings, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements

Promptly after the closing of the Share Exchange, Flagship assumed all the outstanding obligations of Advocates under the Notes.

Apollo Short Term Convertible Notes

On June 7, 2006 the Company issued notes payable to Apollo Medical Partners, LP and Apollo Medical Offshore Partners, LP in the amounts of $2,700,000 and $1,300,000, respectively (the “Apollo Notes”). Interest on the notes accrues at 8% based on a 365-day year, and will be paid at maturity of the Apollo Notes. Any unpaid interest plus remaining principal on the Apollo Notes is due and payable on June 7, 2007. The Apollo Notes, including all accrued interest, will convert into the form of securities issued in the next round of financing on the same terms and conditions as such financing; provided, however, that such financing results in an additional $4 million in funding.

As of December 31, 2006, there was $56,554 and $186,575 of accrued interest expense associated with the Notes and the Apollo Notes, respectively, included in accrued liabilities on the accompanying consolidated balance sheet.

8.	Redeemable Convertible Preferred Stock

Redeemable Series A Convertible Preferred Stock

In January 2006, 500,439 warrants to purchase Series A Preferred Stock were exercised at $0.274 per share for an aggregate purchase price of $137,120.

In connection with the Exchange Agreement (Note 9), all of Advocates outstanding Redeemable Series A Convertible Preferred Stock was exchanged on a one-for-one basis for newly issued common stock of Flagship. At December 31, 2006 there were no shares of Redeemable Series A Convertible Preferred Stock authorized and no shares issued and outstanding.

Redeemable Series B Convertible Preferred Stock

In connection with the Exchange Agreement (Note 9), all of Advocates outstanding Redeemable Series B Convertible Preferred Stock was exchanged on a one-for-one basis for newly issued common stock of Flagship. At December 31, 2006 there were no shares of Redeemable Series B Convertible Preferred Stock authorized and no shares issued and outstanding.

Flagship Global Health, Inc. and Subsidiary
(Formerly known as Patients & Physicians, Inc., formerly known as Finity Holdings, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements

9.	Exchange Agreement

On January 30, 2006, Advocates entered into a Share Exchange Agreement (the “Share Exchange”) with Flagship. The closing of this agreement took place on June 27, 2006. After the closing of the Share Exchange, the minority Flagship shareholders own 174,130 shares, less than 1% of Flagship’s common stock. Flagship acquired all of the issued and outstanding capital stock of Advocates from the Advocates stockholders on a one-for-one basis in exchange for an aggregate of 55,710,255 newly-issued shares of Flagship’s common stock (the “Exchange”). Upon completion of the Exchange, Flagship ceased to be a shell company and the operations of Advocates are the only operations of Flagship. Since the stockholders of Advocates received the majority of the voting shares of Flagship, Flagship will carry on the business of Advocates, and the officers and directors of Advocates are the officers and directors of Flagship, the transaction has been accounted for as Advocates being the accounting acquirer and Flagship being the accounting acquiree. Since Flagship is a non-operating shell corporation and does not fall within the definition of a business as defined in EITF Consensus 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business, (“EITF 98-3”), the transaction is equivalent to Advocates issuing stock for the net liabilities of Flagship accompanied by a recapitalization. The accounting is identical to that resulting from a reverse acquisition, except that there are no adjustments to the historical carrying values of the assets and liabilities of Flagship.

10.	Capital Stock

Interim Financing

In November 2006 the Company commenced a private placement to raise up to $8,000,000 in interim financing (the “Interim Financing”) by issuing up to 4,000,000 newly issued shares of the Company’s common stock at a price of $2.00 per share and up to 1,000,000 warrants to purchase shares of common stock at an exercise price of $1.00 per share and a term of seven years. The investors will receive warrants to purchase one share of the Company’s common stock for every two shares of common stock purchased.

As of December 31, 2006, the Company had sold 1,100,000 shares of its common stock and warrants to purchase 550,000 shares of common stock for an aggregate of $2,200,000 related to the Interim Financing.

In January 2007, the Company sold an additional 565,000 shares of its common stock and issued warrants to purchase 282,500 shares of common stock for an aggregate of $1,130,000 related to the Interim Financing.

Apollo Note Conversion

Once the Company has raised $4,000,000 in the Interim Financing, if ever, the Apollo Notes (Note 7) will convert to equity on the same terms and conditions as the Interim Financing.

Flagship Global Health, Inc. and Subsidiary
(Formerly known as Patients & Physicians, Inc., formerly known as Finity Holdings, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements

11.	Commitments and contingencies

Pending litigation

A former independent contractor (the “Plaintiff”) has filed a lawsuit against the Company. The Plaintiff alleges that he was promised employment with the Company and performed services to the Company based on these promises. The Plaintiff is seeking compensatory and punitive damages, including the issuance of additional shares of stock for these services and attorney fees in an aggregate amount that could reach approximately $1,800,000. The Company believes this lawsuit is without merit and intends to defend it vigorously. In management’s opinion the final resolution of this matter will not have a material impact on the consolidated financial statements of the Company.

Leases

The Company leases office space under operating leases, which expire through December 31, 2016. As of December 31, 2006, future minimum annual payments under these leases were as follows:

2007	$934,000
2008	1,041,000
2009	1,044,000
2010	1,070,000
2011	764,000
Thereafter	2,715,000
$7,568,000

Rent expense is recognized over the term of the lease on a straight-line basis. Total rent expense was $555,899 and $286,084 for the years ended December 31, 2006 and 2005, respectively.

Pursuant to the terms of a sublease, the Company receives sublease income relating to certain space vacated in 2006. Such sublease income is approximately $317,000, $323,000, $329,000 and $307,000 in 2007, 2008, 2009 and 2010, respectively, which approximates the rent expense related to such space and is for the remaining term of the lease.

12.	Acquisition

On July 12, 2006, the Company entered into an Asset Purchase Agreement (the “PEMMS Agreement”) with PEMMS Limited (“PEMMS”), an early-stage technology company focusing on the electronic personal health record market. Pursuant to the PEMMS Agreement, the Company acquired certain assets, including principally the software and intellectual property for a proprietary secure web-based repository wherein an individual can store and retrieve, among other things, his/her own medical records. The Company also acquired certain contracts and equipment belonging to PEMMS. In exchange for the assets the Company issued PEMMS 300,000 newly issued shares of its common stock.

The Company evaluated the guidance outlined in EITF 98-3 in determining whether the PEMMS transaction is the purchase of a business or an asset purchase. EITF 98-3 provides that if the transfer is comprised of (a) inputs, (b) processes applied to those inputs, and (c) resulting outputs that are used to generate revenues of a business it is considered a business combination and not an asset purchase. Considering that the assets transferred in the PEMMS Agreement included all of the elements necessary to allow the Company to continue to conduct operations and that all the employees of PEMMS have been hired by the Company, the transaction has been treated as a business combination.

Under the purchase method of accounting, the assets and liabilities acquired by the Company from PEMMS are recorded and added to those of the Company at their fair value as of the acquisition date. Further, the results of operations of such assets have been included with those of the Company since the date of acquisition.

Flagship Global Health, Inc. and Subsidiary
(Formerly known as Patients & Physicians, Inc., formerly known as Finity Holdings, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements

The purchase price consists of the fair value of the newly issued common stock issued in connection with the acquisition which has been valued at $186,000, based on the Company’s evaluation of the fair value of it's common stock issued in exchange for the assets (Note 17).

The fair value of the net assets assumed in the purchase have been allocated in the following manner:

Asset	Value
Net fixed assets	$8,088
Software technology	61,000
Customer Relationships	55,000
Goodwill	61,912
Total assets	$186,000

Summarized below are the unaudited pro forma condensed consolidated results of operations for the years ended December 31, 2006 and 2005 as if the results of PEMMS were included for the entire periods presented. The unaudited pro forma results may not be indicative of the results that would have occurred if the acquisition had been completed at the beginning of the period presented or which may be obtained in the future:

	Year Ended December 31,
	2006	2005
Revenue	$73,419	$139,346
Total costs and expenses	(13,241,276)	(7,817,319)
Net loss	(13,167,857)	(7,677,973)
Accretion of preferred stock	(193,858)	(23,728)
Net loss attributable to common stockholders	$(13,361,715)	$(7,701,701)
Weighted average number of shares outstanding, basic and diluted	49,561,621	34,369,022
Net loss per share, basic and diluted	$(0.27)	$(0.22)

After the acquisition of PEMMS assets, all intercompany balances and activities between PEMMS and the Company eliminate in consolidation.

Flagship Global Health, Inc. and Subsidiary
(Formerly known as Patients & Physicians, Inc., formerly known as Finity Holdings, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements

13.	Retirement Plan

Defined Contribution Plan

The Company has a 401(k) Profit Sharing Plan (the “Plan”) available for substantially all employees who have been with the Company for a minimum of six months. Employees may contribute up to the annual Internal Revenue Service dollar limit. Company contributions to the Plan are at the discretion of the Company.  The Company has not made any contributions to the Plan to date.

14.	Income Taxes

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective tax was as follows:

	Years Ended December 31,
	2006	2005
Statutory U.S. rate	34.0%	34.0%
State and city income taxes, net of federal benefit	11.0%	11.0%
Non-deductible stock based compensation expense	(3.1%)	0%
Effect of valuation allowance	(41.9%)	(45.0%)

Total income tax expense (benefit)	0.0%	0.0%

Significant components of the Company’s deferred tax assets at December 31, 2006 are as follows:

2006
Net operating loss carry-forwards	$9,276,000
Stock-based compensation expense	938,500
Impairment of assets	227,400
Beneficial conversion feature	(387,200)
Deferred rent	122,700
Other, net	10,400
Deferred tax assets, net	10,187,800
Effect of valuation allowance	(10,187,800)
Net deferred tax assets	$-

Flagship Global Health, Inc. and Subsidiary
(Formerly known as Patients & Physicians, Inc., formerly known as Finity Holdings, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements

The following table summarizes the change in the valuation allowance:

	Years Ended December 31,
	2006	2005
Valuation allowance at beginning of year	$(5,125,300)	$(1,718,100)
Charged to provision for income taxes	(5,062,500)	(3,407,200)
Valuation allowance at end of year	$(10,187,800)	$(5,125,300)

At December 31, 2006, the Company had net operating loss (“NOL”) carry-forwards of approximately $20,614,000, which expire through 2026, subject to certain limitations. A full valuation allowance has been established because of the uncertainty regarding the Company’s ability to generate income sufficient to utilize the tax losses during the carryforward period.

Under the provision of EITF No. 05-08, Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature (“EITF" No. 05-08"), the beneficial conversion feature results in a temporary basis difference for the purpose of applying SFAS 109, Accounting for Income Taxes ("SFAS 109"). The EITF reached a consensus that requires the temporary difference to be recorded as an adjustment to paid-in-capital. The deferred tax benefit resulting from the amortization of the beneficial conversion feature has been fully reserved for because of the lack of objective evidence supporting its realization. When, and if, such amounts become realizable they will be recorded as a component of paid-in-capital.

15.	Warrants

Outstanding warrants issued in connection with financings consist of the following at December 31, 2006:

	Warrants	Exercise Price	Expiration
Laurus warrants to purchase common stock	621,118	$0.92	1/31/2013
Guarantor warrants to purchase common stock	465,839	$0.92	1/31/2013
Junior Note Holder warrants to purchase common stock	815,217	$0.92	1/31/2013
Warrants issued in connection with the Interim Financing	550,000	$1.00	Various
	2,452,174

All of the Series A Preferred Stockholders’ Warrants that were outstanding as of the Exchange (Note 8) were cancelled pursuant to the terms of the warrant agreements.

16.	Related Party Transactions

In March 2005, Flagship issued 3,031,250 shares of common stock to certain members of management to settle $606,250 of compensation costs accrued during the year ended December 31, 2004. The stock was issued at $0.525 per share and resulted in additional compensation expense of approximately $985,156. The individuals receiving common stock included Fred F. Nazem, co-founder, Chairman and Chief Executive Officer, Dr. Stephen J. O’Brien, co-founder and former officer, Richard Howard, director and former President, and Dr. Benjamin Safirstein, director and EVP- Chief Medical Officer of the Company.

Mr. Fred F. Nazem, is the sole stockholder and President of Nazem, Inc. From its inception through August 2005, Flagship occupied space in the Nazem, Inc. offices. During that time, Flagship paid monthly rent of $5,940 to Nazem, Inc. for the use of such space. In addition, Nazem, Inc. incurred certain operating expenses on behalf of Flagship and Flagship reimbursed Nazem, Inc., for the payment of such expenses on its behalf.

Flagship Global Health, Inc. and Subsidiary
(Formerly known as Patients & Physicians, Inc., formerly known as Finity Holdings, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements

On several occasions during the past two years, Fred F. Nazem made loans to Flagship for working capital needs. The following summarizes these loans and their status: (i) a loan of $250,000 was made in December 2004 and repaid in February 2005; (ii) a loan of $10,000 was made in January 2005 and was repaid in August 2006; (iii) loans of $200,000 made in July 2005, $500,000 made in August 2003 and $300,000 was made in September 2005; all of which were converted into the Junior Convertible Notes.

In July 2005, OldIron Sports and Entertainment Company, Inc. loaned Flagship $500,000. This loan was converted into the Junior Convertible Notes. Mr. John H. Flood, III, President of the Company, owns 50% of OldIron Sports and Entertainment Company, Inc.

In December 2005, Mr. John H. Flood, III loaned Flagship $75,000 for working capital purposes. This loan was repaid in February 2006.

In November 2005, Dr. Benjamin Safirstein, Director and EVP- Chief Medical Officer, loaned Flagship $50,000. This loan was converted into the Junior Convertible Notes.

As part of the Laurus Convertible Note, Fred F. Nazem and John H. Flood, III and certain shareholders (the “Guarantors”) of the Company, provided a limited guarantee of the Company’s obligation to Laurus. The Guarantors received an aggregate of 1,951,596 shares of Common Stock and warrants to purchase 465,839 shares of Common Stock, valued at $176,767, for providing such guaranty.

In January 2006, Dr. Mark Gardy and Dr. Roger London, employees of Flagship, each loaned the Flagship $100,000. These loans were converted into the Junior Convertible Notes.

17.	Changes in Accounting Estimates

During 2006, management initially estimated the fair value of the Company’s common stock as a private company based on recent financing transactions. In the last quarter of 2006 the Company re-evaluated the fair value of its common stock in connection with an acquisition (Note 12). Based on the outcome of this valuation, management changed its initial estimated fair value of the Company’s common stock from $0.90 to an estimated fair value of $0.62.

The effect of this change on the Company’s consolidated balance sheet as of December 31, 2006 and its consolidated statement of operations for the year ended December 31, 2006 are summarized below:

Increase(decrease)
Loss from operations	$(1,627,183)
Net loss	$(1,627,183)
Loss per share	$(.03)
Notes payable	$834,679
Goodwill	$(84,000)
Deficit accumulated during the development stage	$(1,627,183)

Flagship Global Health, Inc. and Subsidiary
(Formerly known as Patients & Physicians, Inc., formerly known as Finity Holdings, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements

18.	Supplemental Disclosure of Non-Cash Investing and Financing Activities

	Years Ended December 31,		For the period from inception (July 9, 2002) to
	2006	2005	December 31, 2006
Value of contributions in-kind relating to Redeemable Series A Convertible Preferred Stock issued	$-	$-	$85,000
Value of contributions in-kind relating to common stock issued	$-	$-	$760,000
Value of warrants issued in connection with Redeemable Series A Convertible Preferred Stock	$-	$-	$143,066
Common stock issued to founders	$-	$-	$16,000
Accretion of Redeemable Series A Convertible Preferred Stock	$160,241	$19,473	$195,937
Accretion of Redeemable Series B Convertible Preferred Stock	$33,617	$4,255	$37,872
Common stock issued in lieu of compensation	$-	$1,591,406	$1,591,406
Conversion of Redeemable Series A Convertible Preferred Stock and Redeemable Series B Convertible Preferred Stock to common stock	$5,509,605	$-	$5,509,605
Issuance of shares in connection with acquisition	$(76)	$-	$(76)
Issuance of common stock in connection with financing	$1,951	$-	$1,951
Issuance of shares to a broker in connection with the share exchange	$1,200	$-	$1,200
Cancellation of founders’ shares	$-	$-	$3,510
Allocation of value to common stock, issued in connection with the PEMMS Agreement	$186,000	$-	$186,000
Allocation of value to common stock, issued in connection with convertible debt financings	$3,135,698	$-	$3,135,698
Allocation of warrants issued in connection with convertible debt financings	$457,671	$-	$457,671
Allocation of warrants issued in connection with the interim financing	$594,000	$-	$594,000
Allocation of value to beneficial conversion feature in connection with convertible debt financings	$1,695,111	$-	$1,695,111
Conversion of short term notes into Junior convertible notes	$3,000,000	$-	$3,000,000