Form 10KSB/A
period 2006-12-31
Flagship Global Health, Inc.
filed 2007-05-02
CIK 1051985

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-30556

___________________

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

Explanatory Note

This Form 10-KSB/A filing amends the date of the report of our independent registered public accounting firm, J.H. Cohn LLP, from March 28, 2006 to March 28, 2007.

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
March 28, 2007

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLAGSHIP GLOBAL HEALTH, INC.

By:	/s/ Fred F. Nazem
Fred F. Nazem, Chief Executive Officer

Date: May 2, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Fred F. Nazem	Chief Executive Officer	May 2, 2007
Fred F. Nazem	(Principal Executive Officer)

/s/ Philip E. Barak	Chief Financial Officer	May 2, 2007
Philip E. Barak	(Principal Financial
and Accounting Officer)

/s/ Michael Holland	Director	May 2, 2007
Michael Holland

/s/ Richard Howard	Director	May 2, 2007
Richard Howard

/s/ Michael Huckabee	Director	May 2, 2007
Michael Huckabee

/s/ Barbara McNeil	Director	May 2, 2007
Barbara McNeil

/s/ Benjamin Safirstein	Director	May 2, 2007
Benjamin Safirstein

/s/ Brian Stafford	Director	May 2, 2007
Brian Stafford

/s/ Richard Torykian	Director	May 2, 2007
Richard Torykian