Form 10QSB
period 2007-03-31
Flagship Global Health, Inc.
filed 2007-05-15
CIK 1051985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission File Number: 000-30556

FLAGSHIP GLOBAL HEALTH, INC.

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 59,096,607 shares of common stock, $0.001 par value, outstanding as of May 1, 2007.

Transitional Small Business Disclosure Format (check one):     Yes ☐ No ☑

PART I. FINANCIAL INFORMATION

Flagship Global Health, Inc.
(Formerly known as Patients & Physicians, Inc.)
(A Development Stage Company)

INDEX
		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets, as of March 31, 2007 (unaudited) and December 31, 2006 (audited)	F-2

	Condensed Statements of Operations, for the three months ended March 31, 2007 and 2006 and for the period from inception (July 9, 2002) to March 31, 2007 (unaudited)	F-3

	Condensed Statement of Stockholders’ Equity (Deficit), for the period from inception (July 9, 2002) to March 31, 2007 (unaudited)	F-4

	Condensed Statements of Cash Flows, for the three months ended March 31, 2007 and 2006 and for the period from inception (July 9, 2002) to March 31, 2007 (unaudited)	F-5

	Notes to Condensed Financial Statements (unaudited)	F-6 - F-12

Item 2.	Management’s Discussion and Analysis or Plan of Operation.	2

Item 3.	Controls and Procedures.	12

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.	14
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	14
Item 3.	Defaults Upon Senior Securities.	14
Item 4.	Submission of Matters to a Vote of Security Holders.	14
Item 5.	Other Information.	14
Item 6.	Exhibits.	14

Flagship Global Health, Inc.
(Formerly known as Patients & Physicians, Inc.)
(A Development Stage Company)
Condensed Balance Sheets
As of March 31, 2007 (unaudited) and December 31, 2006

	March 31, 2007	December 31, 2006
	(Unaudited)	(Note 2)
ASSETS
Current Assets:
Cash and cash equivalents	$282,308	$941,733
Prepaid expenses and other current assets	146,011	162,959
Total current assets	428,319	1,104,692

Property and equipment, net	418,968	433,586
Debt issuance costs, net	81,175	113,367
Restricted cash	824,117	824,117
Goodwill	61,912	61,912
Intangible assets, net	42,168	44,917
Other assets	16,956	1,265
Total assets	$1,873,615	$2,583,856

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$504,131	$206,873
Accrued liabilities	408,336	364,647
Notes payable, current portion, net of unamortized discount	6,623,370	5,606,078
Total current liabilities	7,535,837	6,177,598

Notes payable, net of current portion and unamortized discount	2,459,448	2,676,795
Deferred rent liability	291,320	272,716
Total liabilities	10,286,605	9,127,109

COMMITMENTS AND CONTINGENCIES

Stockholders' Deficit:
Preferred stock, $.001 par value: 5,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2007 and December 31, 2006	-	-
Common stock, $0.001 par value: 125,000,000 shares authorized, 59,049,385 and 58,484,385 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	59,049	58,484
Additional paid-in capital	19,390,043	18,004,468
Deficit accumulated during the development stage	(27,862,082)	(24,606,205)

Total stockholders' deficit	(8,412,990)	(6,543,253)

Total liabilities and stockholders' deficit	$1,873,615	$2,583,856

See Notes to Condensed Financial Statements

Flagship Global Health, Inc.
(Formerly known as Patients & Physicians, Inc.)
(A Development Stage Company)
Condensed Statements of Operations
For the three months ended March 31, 2007 and 2006 and for the period from inception (July 9, 2002) to March 31, 2007 (unaudited)

	Three Months Ended March 31,		For the period from inception (July 9, 2002) to March 31,
	2007	2006	2007
Subscription revenue	$50,902	$7,014	$129,515
Costs of revenue	7,275	2,199	25,923
Gross profit	43,627	4,815	103,592

Costs and expenses:
Membership services	674,818	641,961	5,495,547
Selling, general and administrative	1,631,558	1,642,326	17,272,310
Loss on sale of equipment	-	-	88,953
Impairment of long-lived assets	-	-	505,377

Total costs and expenses	2,306,376	2,284,287	23,362,187

Loss from operations	(2,262,749)	(2,279,472)	(23,258,595)

Interest income	8,836	11,564	88,302
Amortization of debt discounts and debt issuance costs	(832,137)	(664,914)	(3,726,074)
Interest expense	(246,677)	(97,428)	(1,083,205)
Other income and expenses, net	76,850	(5,224)	117,490

Loss before provision for income taxes	(3,255,877)	(3,035,474)	(27,862,082)
Provision for income taxes	-	-	-

Net loss	(3,255,877)	(3,035,474)	$(27,862,082)

Accretion of preferred stock	-	(6,833)

Net loss attributable to common stockholders	$(3,255,877)	$(3,042,307)
Weighted average number of shares outstanding, basic and diluted	58,862,329	39,794,122

Net loss per share, basic and diluted	$(0.06)	$(0.08)

See Notes to Condensed Financial Statements

Flagship Global Health, Inc.
(Formerly known as Patients & Physicians, Inc.)
(A Development Stage Company)
Condensed Statement of Stockholders' Equity (Deficit)
For the period from inception (July 9, 2002) to March 31, 2007 (unaudited)

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-in	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)
Balances at July 9, 2002 (inception)	-	$-	$-	$-	$-
Issuance of common stock to founders at $0.001 per share in August 2002	16,000,000	16,000	-	-	16,000
Sale of common stock at $0.044 per share in August 2002	2,857,150	2,857	122,143	-	125,000
Net loss	-	-	-	(107,271)	(107,271)
Balances at December 31, 2002	18,857,150	18,857	122,143	(107,271)	33,729
Issuance of common stock in exchange for goods and services at $0.056 per share in August 2003	13,678,910	13,679	746,321	-	760,000
Issuance of common stock to employees at $0.056 per share in August 2003	1,510,000	1,510	82,386	-	83,896
Cancellation of founders' shares at $0.001 per share in August 2003	(3,510,000)	(3,510)	3,510	-	-
Issuance of options to purchase common stock to employees for services	-	-	37,243	-	37,243
Net loss	-	-	-	(495,895)	(495,895)
Balances at December 31, 2003	30,536,060	30,536	991,603	(603,166)	418,973
Exercise of stock options at $0.035 per share in August 2004	1,000,000	1,000	34,000	-	35,000
Value of warrants issued in connection with the sale of Redeemable Series A Convertible Preferred Stock	-	-	143,066	-	143,066
Accretion of Redeemable Series A Convertible Preferred Stock	-	-	(16,223)	-	(16,223)
Issuance of options to purchase common stock to employees for services	-	-	95,162	-	95,162
Issuance of options to purchase common stock to non-employees for services	-	-	275,951	-	275,951
Net loss	-	-	-	(3,248,897)	(3,248,897)
Balances at December 31, 2004	31,536,060	31,536	1,523,559	(3,852,063)	(2,296,968)
Exercise of stock options at $0.20 per share in September 2005	250	-	50	-	50
Accretion of Redeemable Series A Convertible Preferred Stock	-	-	(19,473)	-	(19,473)
Accretion of Redeemable Series B Convertible Preferred Stock	-	-	(4,255)	-	(4,255)
Stock issued in lieu of compensation at $0.525 per share in March 2005	3,031,250	3,031	1,588,375	-	1,591,406
Issuance of options to purchase common stock to employees for services	-	-	243,470	-	243,470
Issuance of options to purchase common stock to non-employees for services	-	-	321,179	-	321,179
Net loss	-	-	-	(7,599,177)	(7,599,177)
Balances at December 31, 2005	34,567,560	34,567	3,652,905	(11,451,240)	(7,763,768)
Allocation of value to common stock, issued in connection with convertible debt financing	7,968,950	7,969	3,127,729	-	3,135,698
Allocation of value to warrants issued in connection with convertible debt financing	-	-	457,671	-	457,671
Allocation of value to beneficial conversion feature in connection with convertible debt financing	-	-	1,695,111	-	1,695,111
Conversion of Redeemable Series A Preferred Stock in connection with acquisition	7,755,481	7,755	2,117,244	-	2,124,999
Conversion of Redeemable Series B Preferred Stock in connection with acquisition	5,205,764	5,206	3,379,400	-	3,384,606
Issuance of shares in connection with acquisition	174,130	174	(250)	-	(76)
Exercise of vested options at $0.89 per share in January 2006	2,500	2	2,223	-	2,225
Exercise of vested options at $0.10 per share in May 2006	75,000	75	7,425	-	7,500
Exercise of vested options at $0.20 per share in May 2006	12,500	13	2,487	-	2,500
Exercise of vested options at $0.10 per share in June 2006	110,000	110	10,890	-	11,000
Exercise of vested options at $0.20 per share in June 2006	12,500	13	2,487	-	2,500
Accretion of Redeemable Series A Convertible Preferred Stock	-	-	(160,241)	-	(160,241)
Accretion of Redeemable Series B Convertible Preferred Stock	-	-	(33,617)	-	(33,617)
Issuance of shares in connection with the share exchange	1,200,000	1,200	(1,200)	-	-
Issuance of shares in connection with acquisition of assets	300,000	300	185,700	-	186,000
Issuance of options to purchase common stock to employees for services	-	-	1,075,008	-	1,075,008
Issuance of options to purchase common stock to non-employees for services	-	-	284,596	-	284,596
Issuance of common stock and warrants at $2.00 per unit in December 2006	1,100,000	1,100	2,198,900	-	2,200,000
Net loss	-	-	-	(13,154,965)	(13,154,965)
Balances at December 31, 2006	58,484,385	58,484	18,004,468	(24,606,205)	(6,543,253)
Issuance of common stock and warrants at $2.00 per unit in January 2007	565,000	565	1,129,435	-	1,130,000
Issuance of options to purchase common stock to employees for services	-	-	80,767	-	80,767
Issuance of options to purchase common stock to non-employees for services	-	-	175,373	-	175,373
Net loss	-	-	-	(3,255,877)	(3,255,877)
Balances at March 31, 2007 (unaudited)	59,049,385	$59,049	$19,390,043	$(27,862,082)	$(8,412,990)

See Notes to Condensed Financial Statements

Flagship Global Health, Inc.
(Formerly known as Patients & Physicians, Inc.)
(A Development Stage Company)
Condensed Statements of Cash Flows
For the three months ended March 31, 2007 and 2006 and for the period from inception (July 9, 2002) to March 31, 2007 (unaudited)

	Three Months Ended March 31,		For the period from inception (July 9, 2002) to March 31, 2007
	2007	2006
OPERATING ACTIVITIES
Net loss	$(3,255,877)	$(3,035,474)	$(27,862,082)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	256,140	600,578	2,588,749
Amortization of debt discounts and debt issuance costs	832,137	664,914	3,726,074
Depreciation and amortization expense	50,226	51,122	577,575
Deferred rent liability	18,604	-	291,320
Loss on sale of equipment	-	-	88,953
Common stock issued in exchange for services	-	-	251,683
Preferred stock issued in exchange for services	-	-	85,000
Common stock issued to employees	-	-	83,896
Common stock issued to founders	-	-	16,000
Common stock issued to employees in lieu of compensation	-	-	1,591,406
Note payable in lieu of compensation	-	-	165,000
Impairment of long-lived assets	-	-	505,377
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	16,948	60,226	(146,011)
Other non current assets	(15,691)	-	(16,956)
Restricted cash	-	-	(824,117)
Accounts payable and accrued liabilities	340,947	(409,008)	912,467
Net cash used in operating activities	(1,756,566)	(2,067,642)	(17,965,666)

INVESTING ACTIVITIES
Purchases of property and equipment	(32,859)	(28,742)	(1,109,398)
Proceeds from the sale of equipment	-	-	25,000
Net cash used in investing activities	(32,859)	(28,742)	(1,084,398)

FINANCING ACTIVITIES
Proceeds from (payments to) stockholders	-	(18,130)	83,763
Proceeds from issuance of common stock and warrants	1,130,000	-	3,462,969
Proceeds from exercise of stock options	-	2,226	60,775
Proceeds from issuance of Redeemable Series A Convertible Preferred Stock	-	-	1,735,000
Costs associated with issuance of Redeemable Series A Convertible Preferred Stock	-	-	(52,871)
Proceeds from exercise of warrants to purchase Redeemable Series A Convertible Preferred Stock	-	137,120	305,000
Proceeds from issuance of Redeemable Series B Convertible Preferred Stock	-	-	3,383,748
Costs associated with issuance of Redeemable Series B Convertible Preferred Stock	-	-	(37,015)
Proceeds from issuance of notes payable	-	-	6,935,000
Deferred transaction costs related to recapitalization	-	(240,000)	-
Issuance of shares in connection with acquisition	-	-	(76)
Bank overdraft, net	-	(62,269)	-
Debt issuance costs	-	(156,164)	(225,321)
Repayments of notes payable	-	(240,000)	(500,000)
Proceeds from issuance of convertible term notes, net	-	4,181,400	4,181,400

Net cash provided by financing activities	1,130,000	3,604,183	19,332,372
Net increase (decrease) in cash	(659,425)	1,507,799	282,308
Cash at beginning of period	941,733	138,344	-
Cash at end of period	$282,308	$1,646,143	$282,308
Supplemental cash flow information
Cash payments for interest	$163,468	$-	$756,867

See Notes to Condensed Financial Statements

Flagship Global Health, Inc.
(Formerly known as Patients & Physicians, Inc.)
(A Development Stage Company)
Notes to Condensed Financial Statements (unaudited)

1.	Nature of Business and Basis of Presentation

Flagship Global Health, Inc. (“Flagship”) was organized on February 5, 1993, and was formerly known as Patients & Physicians, Inc., which commenced operations on July 9, 2002.

All refererences to “Company”, “our”, “us” or “we” shall apply to Flagship Global Health, Inc.

On June 27, 2006, Flagship closed an Exchange Agreement (the "Share Exchange") with all of the stockholders of Flagship Patient Advocates, Inc. (“Advocates”) whereby Flagship acquired all of the issued and outstanding capital stock of Advocates. Upon completion of the Share Exchange, Advocates’ stockholders controlled approximately 99% of the then issued and outstanding common stock. Prior to the Share Exchange, Flagship was a shell company. Post the Share Exchange, Advocates business activities were the activities of Flagship. As a result of these factors, this transaction has been treated as a reverse merger and a capital transaction, equivalent to the issuance of stock by Advocates for Flagship’s net assets and, accordingly, the historical financial statements prior to June 27, 2006 are those of Advocates. All shares and per share data prior to the Share Exchange have been restated to reflect the stock issuances and the effect of the closing of the Share Exchange.

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

Flagship has not generated significant revenues through March 31, 2007, and is considered to be a development stage company in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises.

The accompanying unaudited condensed financial statements have been prepared assuming the Company will continue as a going concern. We have experienced net losses of $27,862,082 since inception (July 9, 2002), including $3,255,877 and $3,035,474 for the three months ended March 31, 2007 and 2006, respectively. In addition, we had a working capital deficit of $7,107,518 at March 31, 2007. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty. Assurances cannot be given that adequate financing can be obtained to meet our capital needs. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet obligations on a timely basis, to obtain additional financing and, ultimately, to attain profitability. Should any of these events not occur, we will be adversely affected and may have to cease operations.

Flagship Global Health, Inc.
(Formerly known as Patients & Physicians, Inc.)
(A Development Stage Company)
Notes to Condensed Financial Statements (unaudited)

2.	Summary of Significant Accounting Policies

Interim financial statements

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However the Company believes that the disclosures are adequate to make the information presented not misleading. The unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company's financial position and results of operations. The operating results for the three months ended March 31, 2007 and 2006 are not necessarily indicative of the results to be expected for any other interim period of any future year. The accompanying unaudited condensed financial statements have been derived from and should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2006 included in our 10-KSB form filed with the SEC on April 2, 2007.

Use of Estimates

The preparation of the Company’s condensed financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues, if any, and expenses during the reporting period. The accounting estimates that require management’s most difficult and subjective judgments include capitalization of certain assets, depreciable/amortizable lives, impairment of long-lived assets, and the fair value of common stock and options issued for services as well as the allocation of proceeds from the issuance of debt and equity instruments. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates.

Reclassifications

Certain reclassifications have been made in the prior period condensed financial statements to conform to the current period presentation.

Net loss per share

Net loss per share is computed based on the weighted average number of shares of common stock outstanding during the year.

Basic loss per share is computed by dividing loss available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding warrants, options and debt conversion features is antidilutive, due to the losses of the Company, they have been excluded from the Company’s computation of net loss per share for the three months ended March 31, 2007 and 2006, respectively. Therefore, basic and diluted loss per share were the same for three months ended March 31, 2007 and 2006. The total number of potentially dilutive securities excluded from the calculation of diluted loss per share for the three months ended March 31, 2007 and 2006 was 17,834,313 and 17,707,830, respectively.

Flagship Global Health, Inc.
(Formerly known as Patients & Physicians, Inc.)
(A Development Stage Company)
Notes to Condensed Financial Statements (unaudited)

Revenue Recognition

The Company recognizes revenues in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB No. 101”) as amended by SEC Staff Accounting Bulletin No. 104, Revenue Recognition, revised and updated (“SAB No. 104”), which stipulates that revenue generally is realized or realizable and earned, once persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable and collectibility is reasonably assured. The Company sells memberships to individuals and institutions for access to its healthcare service offerings. The Company recognizes revenue ratably, over the life of the membership. The Company recognized $50,902 and $7,014 of revenue for the three months ended March 31, 2007 and 2006, respectively.

Stock-Based Compensation

The Company accounts for share-based compensation to employees and directors in accordance with SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), which requires the recognition of compensation expense for employee stock options and other share-based payments. Under SFAS No. 123(R), expense related to employee stock options and other share-based payments is recognized over the relevant service period based on the fair value of each stock option grant.

The Company has accounted for non-employee compensation expense in accordance with Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (“EITF 96-18”), which requires non-employee stock options to be measured at their fair value as of the earlier of the date at which a commitment for performance to earn the equity instruments is reached (“performance commitment date”) or the date at which performance is complete (“performance completion date”). Non-employee stock options which involve only performance conditions when neither the performance commitment date nor performance completion date has occurred as of the interim financial reporting date are accounted for by measuring the instrument’s then-current fair value. As of March 31, 2007, the Company accounted for 1,910,000 options under the guidance of EITF 96-18.

The Company has followed the guidance outlined in FASB Interpretations (“FIN”) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (“FIN 28”) as it relates to computing expense when appreciation rights vest over time.

Income Taxes

In July 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return.  FIN 48 also provides guidance in derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The adoption of FIN 48 did not have a significant effect on the Company’s unaudited condensed financial statements.

Flagship Global Health, Inc.
(Formerly known as Patients & Physicians, Inc.)
(A Development Stage Company)
Notes to Condensed Financial Statements (unaudited)

Registration Payment Arrangements

The Company accounts for registrations rights in accordance with FASB Staff Position EITF 00-19-2, Accounting for Registration Payment Arrangements (“EITF-00-19-2”). The Company examines the probability that the registration of all shares of common stock in connection with future possible exercises of outstanding warrants to remain effective.  The Company expects the registration such shares to remain effective and therefore no contingent liability has been recorded as of March 31, 2007.

Recent Accounting Pronouncements Issued, Not Yet Adopted

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Company will evaluate the potential impact, if any, of the adoption of SFAS No. 157 on its financial position, results of operations and cash flows.

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

Management does not believe that any other recently issued, but not yet effected, accounting standards if currently adopted would have a material effect on the Company’s financial statements.

3.	Stock-Based Compensation

The Company issues stock-based compensation to its officers, directors, employees and consultants under its 2004 Stock Option and Grant Plan (the “Stock Option Plan”). There are 9,000,000 shares authorized under the Stock Option Plan. The maximum life of options granted is generally 10 years and the options generally vest over a period of four years. The Board of Directors of the Company may approve other vesting schedules. Vested options may be exercised in whole or in part. The exercise price is determined by the Board of Directors considering factors such as recent sales of stock, results of operations and the state of the Company’s business and industry.

A summary of stock-based compensation expense recognized during the three months ended March 31, 2007 and 2006 is presented below:

	Three Months Ended March 31,
	2007	2006
Membership Services	$17,824	$45,520
Selling, General and Administratrive	62,943	535,813
Non-Employees	175,373	19,245
Total Options Expense	$256,140	$600,578

A summary of options activity for the three months ended March 31, 2007 is presented below:

	Options	Weighted Average Exercise Price
Outstanding, December 31, 2006	7,213,250	$0.14
Granted	10,000	2.00
Exercised	-	-
Forfeited or expired	(12,500)	0.18
Outstanding, March 31, 2007	7,210,750	$0.72
Exercisable, March 31, 2007	3,675,250	$0.74

The fair value of each stock option grant is estimated on the date of grant. A Black-Scholes option-pricing model, applying the following range of assumptions, was used to estimate the fair value for stock options issued:

	Three Months Ended March 31,
	2007	2006
Expected Volatility	82%	68.83%
Risk-free rate	4.58% - 4.65%	4.58% - 4.83%
Expected life of options	5 - 10 years	10 years

Due to the Company’s limited history as a public company, the Company has estimated expected volatility based on the historical volatility of certain companies as determined by management. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the Company’s employee stock options. The dividend yield assumption is based on the Company’s intent not to issue a dividend under its dividend policy. The expected term for stock options granted to employees is based on the simplified method in accordance with Staff Accounting Bulletin No. 107 on Share Based Payment.

Flagship Global Health, Inc.
(Formerly known as Patients & Physicians, Inc.)
(A Development Stage Company)
Notes to Condensed Financial Statements (unaudited)

The weighted average grant-date fair value of the options granted was $1.50 per share and $0.47 per share for the three months ended March 31, 2007 and 2006, respectively.

The options outstanding at March 31, 2007 have a weighted average remaining contractual life of approximately 8.1 years and an intrinsic value of $8,399,850.

The options which are exercisable at March 31, 2007 have a weighted average remaining contractual life of approximately 8.1 years, and an intrinsic value of $3,104,100.

As of March 31, 2007, there was $1,048,960 of total deferred compensation cost related to options issued to employees that will be recognized in expense over a weighted average period of 1.57 years.

4.	Debt

Debt financings consist of the following as of March 31, 2007:

	Principal	Unamortized Debt Discount	Net
Laurus Convertible Notes	$4,100,000	$(1,167,075)	$2,932,925
Junior Notes	3,000,000	(850,107)	2,149,893
Apollo Medical Partners, LP	2,700,000	-	2,700,000
Apollo Medical Offshore Partners, LP	1,300,000	-	1,300,000
	$11,100,000	$(2,017,182)	9,082,818
Less current portion			6,623,370
Long term portion			$2,459,448

Debt Discount and Debt issuance costs

During the three months ended March 31, 2007, and 2006, $799,945 and $654,055, respectively, of the discount on the Laurus Convertible Notes and the Junior Notes (the “Notes”) was amortized and included in amortization of debt discounts and debt issuance costs on the accompanying condensed statements of operations. During the three months ended March 31, 2007, and 2006, $32,192 and $10,859, respectively, of debt issuance costs have been amortized and included in amortization of debt discounts and debt issuance costs on the accompanying condensed statements of operations.

Repayment Terms of Convertible Notes

Flagship was originally required to repay the Notes on a monthly basis over the following 24 months beginning on February 1, 2007. The holders of the Notes and the Company executed a waiver and amendment (the “Amendment”) in February 2007 whereby the parties agreed that the first monthly payment would be deferred until April 1, 2007 and the two payments due in February and March 2007 would be payable in January 2009. The Company has determined that the change in the repayment of the debt per the Amendment did not substantially change the Notes.

Flagship Global Health, Inc.
(Formerly known as Patients & Physicians, Inc.)
(A Development Stage Company)
Notes to Condensed Financial Statements (unaudited)

5.	Commitments and contingencies

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

6.	Warrants

Outstanding warrants issued in connection with financings consist of the following at March 31, 2007:

	Warrants	Exercise Price	Expiration
Laurus warrants to purchase common stock	621,118	$0.92	1/31/2013
Guarantor warrants to purchase common stock	465,839	$0.92	1/31/2013
Junior Note Holder warrants to purchase common stock	815,217	$0.92	1/31/2013
Warrants issued in connection with the sale of stock	832,500	$1.00	Various
	2,734,674

7.	Capital Stock

In January 2007, the Company sold 565,000 shares of its common stock and issued 282,500 warrants to purchase common stock at $2.00 per unit for an aggregate of $1,130,000. The warrants have a term of seven years and an exercise price of $1.00 per share.

8. Supplemental disclosure of non-cash investing and financing activities.

	Three Months Ended March 31,		For the period from inception (July 9, 2002) to March 31, 2007
	2007	2006
Value of contributions in-kind relating to Redeemable Series A Convertible Preferred Stock issued	$-	$-	$85,000
Value of contributions in-kind relating to common stock issuec	$-	$-	$760,000
Value of warrants issued in connection with Redeemable Series A Convertible Preferred Stock	$-	$-	$143,066
Common Stock issued to founders	$-	$-	$16,000
Accretion of Redeemable Series A Convertible Preferred Stock	$-	$4,838	$195,937
Accretion of Redeemable Series B Convertible Preferred Stock	$-	$1,995	$37,872
Common stock issued in lieu of compensation	$-	$-	$1,591,406
Conversion of Redeemable Series A Convertible Preferred Stock and Redeemable Series B Convertible Preferred Stock to common stock	$-	$-	$5,509,605
Issuance of shares in connection with acquisition	$-	$-	$(76)
Issuance of common stock in connection with financing	$-	$-	$1,951
Issuance of shares in connection with the share exchange	$-	$-	$1,200
Cancellation of founder’s shares	$-	$-	$3,510
Allocation of value to common stock, issued in connection with the PEMMS Agreement	$-	$-	$186,000
Allocation of value to common stock, issued in connection with convertible debt financing	$-	$3,223,389	$3,135,698
Allocation of warrants issued in connection with convertible debt financings	$-	$-	$457,671
Allocation of value to beneficial conversion feature in connection with convertible debt financings	$-	$1,695,111	$1,695,111
Conversion of short term notes in Junior convertible notes	$-	$3,000,000	$3,000,000

Flagship Global Health, Inc.
(Formerly known as Patients & Physicians, Inc.)
(A Development Stage Company)
Notes to Condensed Financial Statements (unaudited)

9.	Subsequent Events

Convertible Notes

The Company issued $1,450,000 of 9% Convertible Notes in the second quarter of 2007 (the “Bridge Notes”). Total unpaid principal, together with all accrued interest shall be due one year from the issuance date. The Bridge Note holders also received 725,000 warrants to purchase shares of the Company’s common stock at an exercise price equal to $2.00 per share and a five year term. In the event the Company completes the closing of a financing at any time prior to the maturity of the Bridge Notes, the Bridge Note holders may, at their sole option, convert the remaining outstanding principal and accrued interest, into the form of securities issued in such next round of financing on the same terms and conditions and the same price per share of the securities issued in such financing.

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

Flagship has a history of net losses and has an accumulated deficit of $27,862,082 from inception (July 9, 2002) through March 31, 2007. This amount does not include losses of Flagship prior to the Share Exchange, as defined herein. Furthermore, developing the Company’s business strategy and expanding the Company’s services will require additional capital and other expenditures. Accordingly, if the Company is not able to increase its revenue, it may never achieve or sustain profitability. You should not rely on the results for any particular period as an indication of our future performance. It is possible that, in future periods, our results of operations may be below the expectations of public market analysts and investors. Fluctuations in our quarterly operating results or our inability to achieve or maintain profitability may cause volatility in the price of our common stock in the public market. In light of these factors, among others, our independent registered public accounting firm has stated that there is substantial doubt about our ability to continue as a going concern in their opinion dated March 28, 2007 on our audited financial statements. The financial statements do not include any adjustments that might result for the outcome of this uncertainty.

The Company may be unable to fund future growth.

The Company’s business strategy calls for expansion through an increase in sales of membership by its internal and external sales forces. To this end, the Company has decided to invest substantial funds to increase its sales and marketing resources in order to grow revenues. In order to implement this strategy, the Company will require funding for additional personnel, capital expenditures and other expenses, as well as for working capital purposes. Financing may not be available to the Company on favorable terms, if at all. If adequate funds are not available on acceptable terms, then the Company may not be able to meet its business objectives for expansion. This, in turn, could harm the Company’s business, results of operations and financial condition. In addition, if the Company raises additional funds through the issuance of equity or convertible debt securities, or a combination thereof, then the shareholders will suffer dilution, and any new securities may have rights, preferences and privileges senior to those of our common stock. . Furthermore, if the Company raises capital or acquires businesses by incurring indebtedness, the Company will become subject to the risks associated with indebtedness, including interest rate fluctuations and any financial or other covenants that the Company’s lender may require. Moreover, if the Company’s strategy to increase its sales and marketing resources in order to grow revenues does not produce the desired result, then the Company may incur significant, unrecoverable expenses.

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

Future Sales By Our Stockholders May Negatively Affect Our Stock Price And Our Ability To Raise Funds In New Stock Offerings.

Sales of our common stock in the public market could lower the market price of our common stock. Sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable or at all. Of the 59,096,607 shares of common stock outstanding as of May 1, 2007, 9,390,302 shares are freely tradable without restriction, unless held by our "affiliates". The remaining 49,706,305 shares of common stock, which are held by existing stockholders, including the officers and directors, are "restricted securities" and may be resold in the public market only if registered or pursuant to an exemption from registration. Some of these shares may be resold under Rule 144.

Our Common Stock May Be Affected By Limited Trading Volume And May Fluctuate Significantly, Which May Affect Our Shareholders' Ability To Sell Shares Of Our Common Stock.

Prior to this filing, there has been a limited public market for our common stock and there can be no assurance that a more active trading market for our common stock will develop. An absence of an active trading market could adversely affect our shareholders' ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock common stock to fluctuate substantially. These fluctuations may also cause short sellers to enter the market from time to time in the belief that we will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our common stock will be stable or appreciate over time. The factors may negatively impact shareholders' ability to sell shares of our common stock.

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

The Company’s Chief Financial Officer (the “CFO”) is solely responsible for the accounting and reporting functions for the Company and outsources certain of its accounting and finance functions to an independent third party. As a result, the Company currently has limited segregation of duties regarding the Company’s accounting and reporting functions. Management recognizes this limited segregation of duties as a deficiency in the Company’s internal controls and is planning to implement procedures to mitigate this deficiency.

Government regulation of healthcare creates risks and challenges with respect to the Company’s compliance efforts and business strategies.

The healthcare industry is highly regulated and is subject to changing political, legislative, regulatory and other influences. Existing and new Federal and state laws and regulations affecting the healthcare industry could create unexpected liabilities for the Company and cause the Company to incur additional costs and restrict the Company’s operations. Many healthcare laws are complex and their application to specific products and services may not be clear. In particular, many existing healthcare laws and regulations, when enacted, did not anticipate the healthcare products and services that the Company provides. However, these laws and regulations may nonetheless be applied to the Company’s products and services. As an international company, the Company may conduct business in a number of countries and thus may be subjected to local business practices, laws and regulations. The Company's increasing penetration into the Chinese market in particular is a significant risk to our business. Management’s failure to accurately anticipate the application of these laws and regulations, or other failures to comply, could create liability, result in adverse publicity and negatively affect our businesses. Some of the risks the Company faces from healthcare regulation are as follows:

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

Under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, Congress established a set of federal national privacy standards for the protection by health plans, healthcare clearinghouses, healthcare providers and their business associates of individually identifiable health records. While the Company’s members own and control their own personal health records, the Company’s maintenance of these records using Global Health IDTM may subject the Company to HIPAA regulations. Furthermore, legislation regarding HIPAA is evolving and often confusing as it applies to new businesses such as the Company. Violation of HIPAA could result in substantial penalties that could adversely affect the Company’s future.

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

General Discussion on Results of Operations and Analysis of Financial Condition

Overview

Corporate History

Flagship Global Health, Inc. (“Flagship”) was organized on February 5, 1993, and was formerly known as Patients & Physicians, Inc., which commenced operations on July 9, 2002.

On June 27, 2006, Flagship closed an Exchange Agreement (the “Share Exchange”) with all of the stockholders of Flagship Patient Advocates, Inc. (“Advocates”) whereby Flagship acquired all of the issued and outstanding capital stock of Advocates. Upon completion of the Share Exchange, Advocates stockholders controlled approximately 99% of the then issued and outstanding common stock. Prior to the Share Exchange, Flagship was a shell company. Post the Share Exchange, Advocates business activities were the activities of Flagship. As a result of these factors, this transaction has been treated as a reverse merger and a capital transaction, equivalent to the issuance of stock by Advocates for Flagship’s net assets and, accordingly, the historical financial statements prior to June 27, 2006 are those of Advocates. All shares and per share data prior to the Share Exchange have been restated to reflect the stock issuances and the effect of the closing of the Share Exchange.

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

Critical Accounting Policies

Refer to the Company’s audited financial statements for the year ended December 31, 2006 included in our Form 10-KSB, filed with the SEC on April 2, 2007, for a summary of the Company’s significant accounting policies.

Revenue Recognition

We derive revenue from the sale of memberships to individuals and institutions for access to its healthcare service offerings.

We recognize revenues in accordance with Securities and Exchange Commission (the “SEC”) Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB No. 101”) as amended by SEC Staff Accounting Bulletin No. 104, Revenue Recognition, revised and updated (“SAB No. 104”). SAB No. 104 stipulates that revenue generally is realized or realizable and earned, once persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable and collectibility is reasonably assured. We sell memberships to individuals and institutions for access to its healthcare service offerings. The Company recognizes revenue ratably over the life of the membership.

To date, our memberships have been marketed only through its in-house sales force and a network of independent brokers.

In the broker channel, we recognize revenue when the broker distributor sells our memberships, provided we have satisfied all other terms and conditions.

Stock-Based Compensation

We have adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R) (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which requires the recognition of compensation expense for employee stock options and other share-based payments. SFAS No. 123(R) was issued in December 2004. Under this method of adoption, expense related to employee stock options and other share-based payments is recognized over the relevant service period based on the fair value of each stock option grant.

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

We have followed the guidance outlined in Financial Accounting Standards Board (“FASB”) Interpretations (“FIN”) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (“FIN 28”), as it relates to computing expense when appreciation rights vest over time. As of September 30, 2006, we accounted for 2,355,000 options under the guidance of EITF 96-18.

The fair value of each stock option grant to employees is estimated on the date of grant. The fair value of each stock option grant to non-employees is estimated on the applicable performance commitment date, performance completion date, or interim financial reporting date.

Results Of Operations For The Three Months Ended March 31, 2007 Compared To The Three Months Ended March 31, 2006

Our activities to date have been focused on developing a membership-based specialty healthcare advocacy company providing physician referrals, on a priority basis, and emergent care needs to its members, all linked by a sophisticated management system and is still a development stage company. Our operating activities to date have consisted primarily of developing our membership and physician databases and establishing our physician network. We had revenues of $50,902 and total net costs and expenses of $3,299,504 for the three months ended March 31, 2007 compared to revenues of $7,014 and total net costs and expenses of $3,040,289 for the three months ended March 31, 2006.

Revenues

Our total revenue increased to $50,902 for the three months ended March 31, 2007 versus $7,014 for the three months ended March 31, 2006. The increase is a result of sales of memberships which began in late 2005. We are still in the stages of early product and services development and we do not expect to generate significant revenue from our various product lines until the second half of 2007.

Costs of Revenue

Our total costs of revenue increased to $7,275 for the three months ended March 31, 2007 versus $2,199 for the three months ended March 31, 2006. The increase is directly related to costs associated with membership sales which began in late 2005.

Total Expenses

Total operating expenses for the three months ended March 31, 2007 were $2,306,376 compared to $2,284,287 for the three months ended March 31, 2006, an increase of $22,089 or approximately 1.0%. These expenses incurred during the three months ended March 31, 2007 and 2006 are set forth below in further detail.

Membership services expenses. Membership services expenses increased by $32,857 or 5.1% to $674,818 for the three months ended March 31, 2007 versus $641,961 for the three months ended March 31, 2006. This change was primarily due to an increase of $128,632 attributable to the amortization of stock options, offset by a decrease of $70,256 in salaries due to a reduction in personnel and a reduction of $23,423 in stipends paid to Chiefs and Regional Medical Directors.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $10,768 to $1,631,558 for the three months ended March 31, 2007 as compared to $1,642,326 for the three months ended March 31, 2006. This change is a decrease of $45,706 in salaries and related costs due to a reduction in personnel and $473,070 attributable to the amortization of stock options. These decreases were offset by increases of $203,325 in rent expense related to the move to new headquarters, $236,798 in legal and professional expenses related to being a public company, $31,258 in travel and entertainment related to business development, $25,982 related to the change in the company’s name and $15,386 related to investor relations.

Interest income. Interest income decreased by $2,728 to $8,836 for the three months ended March 31, 2007 as compared to $11,564 for the three months ended March 31, 2006. This increase was a result of having less cash on hand during the current three months ended March 31, 2007 versus the three month period ended March 31, 2006.

Amortization of debt discounts and debt issuance costs. Amortization of debt discounts and debt issuance costs increased to $832,137 for the three months ended March 31, 2007 versus $664,914 for the three months ended March 31, 2007. This increase was due to the amortization of the discounts on the Convertible Note financing that closed in late January 2006 over three months in 2007 versus approximately two months in 2006. The costs allocated to the debt are charged to operations over the life of the debt using the interest method, which produces a constant periodic rate of return.

Interest expense. Interest expense increased to $246,677 for the three months ended March 31, 2007 versus $97,428 for the three months ended March 31, 2006. This increase is due to interest expense incurred in the current period related to the Convertible Notes for three months in 2007 versus two months for the in 2006 and interest associated with the Apollo Notes for three months in 2007 and none in 2006 since the Apollo Notes were not issued until the second quarter.

Other income and expenses. Other income and expenses increased to $76,850 for the three months ended March 31, 2007 versus ($5,224) for the three months ended March 31, 2006. The increase is due to the Company subletting certain vacated office space in late 2006 and receiving rental income from subletting the space.

Net loss

As a result of the foregoing, for the three months ended March 31, 2007 the net loss increased by $220,403 or 7.3%, to a net loss of $3,255,877 compared to a net loss of $3,035,474 for the corresponding period in 2006.

Liquidity and Capital Resources

Our accompanying unaudited condensed financial statements have been prepared assuming we will continue as a going concern. We have experienced net losses from operations of $27,862,082 since inception (July 9, 2002), including $3,255,877 and $3,035,474 for the three months ended March 31, 2007 and 2006, respectively. In addition, we had a working capital deficit of $7,107,517 at March 31, 2007. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our unaudited condensed financial statements do not include any adjustment that might result from the outcome of this uncertainty. Assurances cannot be given that adequate financing can be obtained to meet our capital needs. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to obtain additional financing and, ultimately, to attain profitability. Should any of these events not occur, we will be adversely affected and we may have to cease operations.

At March 31, 2007 the Company had a working capital deficit of $7,107,518 compared to a working capital deficit of $5,072,906 at December 31, 2006. The increase in the deficit at March 31, 2007 is primarily attributable to an increase in the current portion of the Secured Convertible Term Notes issued in January 2006 totaling $1,017,292, an increase in accounts payable and accrued liabilities of $340,947 and a decrease in cash to fund operations of $649,425.

During the three months ended March 31, 2007 we used a total of $1,756,566 in operating activities. The use of cash in 2007 was a result of the Company’s incurring operating expenses with minimal income from membership revenues.

During the three months ended March 31, 2007 cash generated from financing activities decreased by $2,474,183 to $1,130,000 as compared to $3,604,183 for the three months ended March 31, 2006. In 2006 the Company received proceeds of $1,130,000 from a bridge financing as compared to $4,181,400 received in the three months ended March 31, 2006 relating to the Convertible Note Financing which closed in January 2006 offset by the repayment of $240,000 of certain notes and the purchase of the shell company for $240,000.

As of March 31, 2007 we had restricted cash of $824,117 which was used to secure certain obligations under our lease agreement for our principal offices located in New York, NY.

Item 3. Controls and Procedures.

A. Evaluation of Disclosure Controls and Procedures:

Our disclosure controls and procedures are designed to ensure that material information relating to the Company are made known by others within the Company to our Chief Executive Officer (“CEO”), CFO and others in the Company involved in the preparation of our annual report and our quarterly reports. The Company has evaluated, with the participation of the Company’s CEO and CFO, the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2007, pursuant to Exchange Act Rule 15d-15 and were determined not to be effective. Based upon that evaluation, the CEO and CFO identified deficiencies that existed in the design or operation of our internal control over financial reporting that it considered to be "material weaknesses." The Public Company Accounting Oversight Board defined a material weakness as a "significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected."

The material weakness identified relate to:

•	the lack of sufficient knowledge and experience among the internal accounting personnel regarding the application of US GAAP and SEC requirements; and

•	insufficient written policies and procedures for accounting and financial reporting with respect to the current requirements and application of US GAAP and SEC disclosure requirements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In January 2007, the Company sold 565,000 shares of its common stock and issued 282,500 warrants to purchase common stock at $2.00 per unit for an aggregate of $1,130,000. The warrants have a term of seven years and an exercise price of $1.00 per share.

The foregoing shares were issued pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933.

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

FLAGSHIP GLOBAL HEALTH, INC.

Date: May 15, 2007	By:	/s/ Fred F. Nazem
Fred F. Nazem, Chief Executive Officer and Chariman

Date: May 15, 2007	By:	/s/ Philip E. Barak
Philip E. Barak, Chief Financial Officer