Form 10QSB
period 2007-06-30
Flagship Global Health, Inc.
filed 2007-08-13
CIK 1051985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-QSB
________________

☑      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 68,864,387 shares of common stock, $0.001 par value, outstanding as of August 7, 2007.

Transitional Small Business Disclosure Format (check one):   Yes ☐ No ☑

Flagship Global Health, Inc.
(Formerly known as Patients & Physicians, Inc.)
(A Development Stage Company)

INDEX

PART I. FINANCIAL INFORMATION

		Page

Item 1.	Condensed Financial Statements.

Condensed Balance Sheets, as of June 30, 2007 (unaudited) and December 31, 2006 (audited)		F-2

Condensed Statements of Operations, for the three and six months ended June 30, 2007 and 2006 and for the period from inception (July 9, 2002) to June 30, 2007 (unaudited)		F-3

Condensed Statement of Stockholders’ Equity (Deficit), for the period from inception (July 9, 2002) to June 30, 2007 (unaudited)		F-4

Condensed Statements of Cash Flows, for the six months ended June 30, 2007 and 2006 and for the period from inception (July 9, 2002) to June 30, 2007 (unaudited)		F-6

Notes to Condensed Financial Statements (unaudited)		F-7 - F-17

Item 2.	Management’s Discussion and Analysis or Plan of Operation.	18

Item 3.	Controls and Procedures.	29

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	31
Item 3.	Defaults Upon Senior Securities.	32
Item 4.	Submission of Matters to a Vote of Security Holders.	32
Item 5.	Other Information.	32
Item 6.	Exhibits.	32

Flagship Global Health, Inc.
(Formerly known as Patients & Physicians, Inc.)
(A Development Stage Company)
Condensed Balance Sheets
As of June 30, 2007 (unaudited) and December 31, 2006

	June 30, 2007	December 31, 2006
	(Unaudited)	(Note 2)
ASSETS

Current Assets:
Cash and cash equivalents	$660,633	$941,733
Prepaid expenses and other current assets	118,853	162,959
Total current assets	779,486	1,104,692

Property and equipment, net	465,365	433,586
Debt issuance costs, net	55,740	113,367
Restricted cash	824,117	824,117
Goodwill	61,912	61,912
Intangible assets, net	39,417	44,917
Other assets	19,486	1,265
Total assets	$2,245,523	$2,583,856

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$903,398	$206,873
Accrued liabilities	263,449	364,647
Notes payable, current portion, net of unamortized discount	3,576,167	5,606,078
Total current liabilities	4,743,014	6,177,598

Notes payable, net of current portion and unamortized discount	2,858,956	2,676,795
Deferred rent liability	309,925	272,716
Total liabilities	7,911,895	9,127,109

COMMITMENTS AND CONTINGENCIES	-	-

Stockholders' Deficit:
Preferred stock, $0.001 par value: 25,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2007 and 5,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2006	-	-
Common stock, $0.001 par value: 175,000,000 shares authorized, 61,730,129 shares issued and outstanding at June 30, 2007 and 125,000,000 shares authorized, 58,484,385 shares issued and outstanding at December 31, 2006	61,730	58,484
Additional paid-in capital	25,628,754	18,004,468
Deficit accumulated during the development stage	(31,356,856)	(24,606,205)
Total stockholders' deficit	(5,666,372)	(6,543,253)
Total liabilities and stockholders' deficit	$2,245,523	$2,583,856

See Notes to Condensed Financial Statements

Flagship Global Health, Inc.
(Formerly known as Patients & Physicians, Inc.)
(A Development Stage Company)
Condensed Statements of Operations
For the three months and six months ended June 30, 2007 and 2006 and for the period from inception (July 9, 2002) to June 30, 2007 (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		For the period from inception (July 9, 2002) to June 30,
	2007	2006	2007	2006	2007
Subscription revenue	$47,666	$10,172	$98,568	$17,186	$177,181
Costs of revenue	5,333	1,523	12,608	3,721	31,256

Gross profit	42,333	8,649	85,960	13,465	145,925

Costs and expenses:
Membership services	621,203	652,951	1,296,025	1,294,915	6,116,750
Selling, general and administrative	1,824,759	1,655,380	3,456,313	3,302,930	19,097,070
Loss on sale of equipment	-	-	-	-	88,953
Impairment of long-lived assets	-	-	-	-	505,377

Total costs and expenses	2,445,962	2,308,331	4,752,338	4,597,845	25,808,150

Loss from operations	(2,403,629)	(2,299,682)	(4,666,378)	(4,584,380)	(25,662,225)

Interest income	5,813	14,343	14,649	25,907	94,115
Amortization of debt discounts and debt issuance costs	(934,597)	(1,008,454)	(1,766,734)	(1,673,368)	(4,660,671)
Interest expense	(232,811)	(179,920)	(479,488)	(277,348)	(1,316,016)
Other income, net	70,451	-	147,300	-	187,941

Loss before provision for income taxes	(3,494,773)	(3,473,713)	(6,750,651)	(6,509,189)	(31,356,856)

Provision for income taxes	-	-	-	-	-

Net loss	(3,494,773)	(3,473,713)	(6,750,651)	(6,509,189)	$(31,356,856)

Accretion of preferred stock	-	(187,052)	-	(193,858)

Net loss attributable to common stockholders	$(3,494,773)	$(3,660,765)	$(6,750,651)	$(6,703,047)
Weighted average number of shares outstanding, basic and diluted	59,769,618	43,220,608	59,067,754	41,513,065

Net loss per share, basic and diluted	$(0.06)	$(0.08)	$(0.11)	$(0.16)

See Notes to Condensed Financial Statements

Flagship Global Health, Inc.
(Formerly known as Patients & Physicians, Inc.)
(A Development Stage Company)
Condensed Statement of Stockholders' Equity (Deficit)
For the period from inception (July 9, 2002) to June 30, 2007 (unaudited)

				Deficit	Total
			Additional	Accumulated	Stockholders'
	Common Stock		Paid-in	During the	Equity
	Shares	Amount	Capital	Development Stage	(Deficit)
Balances at July 9, 2002 (inception)	-	$-	$-	$-	$-
Issuance of common stock to founders at $0.001 per share in August 2002	16,000,000	16,000	-	-	16,000
Sale of common stock at $0.044 per share in August 2002	2,857,150	2,857	122,143	-	125,000
Net loss	-	-	-	(107,271)	(107,271)
Balances at December 31, 2002	18,857,150	18,857	122,143	(107,271)	33,729
Issuance of common stock in exchange for goods and services at $0.056 per share in August 2003	13,678,910	13,679	746,321	-	760,000
Issuance of common stock to employees at $0.056 per share in August 2003	1,510,000	1,510	82,386	-	83,896
Cancellation of founders' shares at $0.001 per share in August 2003	(3,510,000)	(3,510)	3,510	-	-
Issuance of options to purchase common stock to employees for services	-	-	37,243	-	37,243
Net loss	-	-	-	(495,895)	(495,895)
Balances at December 31, 2003	30,536,060	30,536	991,603	(603,166)	418,973
Exercise of stock options at $0.035 per share in August 2004	1,000,000	1,000	34,000	-	35,000
Value of warrants issued in connection with the sale of Redeemable Series A Convertible Preferred Stock	-	-	143,066	-	143,066
Accretion of Redeemable Series A Convertible Preferred Stock	-	-	(16,223)	-	(16,223)
Issuance of options to purchase common stock to employees for services	-	-	95,162	-	95,162
Issuance of options to purchase common stock to non-employees for services	-	-	275,951	-	275,951
Net loss	-	-	-	(3,248,897)	(3,248,897)
Balances at December 31, 2004	31,536,060	31,536	1,523,559	(3,852,063)	(2,296,968)
Exercise of stock options at $0.20 per share in September 2005	250	-	50	-	50
Accretion of Redeemable Series A Convertible Preferred Stock	-	-	(19,473)	-	(19,473)
Accretion of Redeemable Series B Convertible Preferred Stock	-	-	(4,255)	-	(4,255)
Stock issued in lieu of compensation at $0.525 per share in March 2005	3,031,250	3,031	1,588,375	-	1,591,406
Issuance of options to purchase common stock to employees for services	-	-	243,470	-	243,470
Issuance of options to purchase common stock to non-employees for services	-	-	321,179	-	321,179
Net loss	-	-	-	(7,599,177)	(7,599,177)
Balances at December 31, 2005	34,567,560	34,567	3,652,905	(11,451,240)	(7,763,768)
Allocation of value to common stock, issued in connection with convertible debt financing	7,968,950	7,969	3,127,729	-	3,135,698
Allocation of value to warrants issued in connection with convertible debt financing	-	-	457,671	-	457,671
Allocation of value to beneficial conversion feature in connection with convertible debt financing	-	-	1,695,111	-	1,695,111
Conversion of Redeemable Series A Convertible Preferred Stock in connection with acquisition	7,755,481	7,755	2,117,244	-	2,124,999
Conversion of Redeemable Series B Convertible Preferred Stock in connection with acquisition	5,205,764	5,206	3,379,400	-	3,384,606

Flagship Global Health, Inc.
(Formerly known as Patients & Physicians, Inc.)
(A Development Stage Company)
Condensed Statement of Stockholders' Equity (Deficit)
For the period from inception (July 9, 2002) to June 30, 2007 (unaudited)

				Deficit	Total
			Additional	Accumulated	Stockholders'
	Common Stock		Paid-in	During the	Equity
	Shares	Amount	Capital	Development Stage	(Deficit)
Issuance of shares in connection with acquisition	174,130	174	(250)	-	(76)
Exercise of vested options at $0.89 per share in January 2006	2,500	2	2,223	-	2,225
Exercise of vested options at $0.10 per share in May 2006	75,000	75	7,425	-	7,500
Exercise of vested options at $0.20 per share in May 2006	12,500	13	2,487	-	2,500
Exercise of vested options at $0.10 per share in June 2006	110,000	110	10,890	-	11,000
Exercise of vested options at $0.20 per share in June 2006	12,500	13	2,487	-	2,500
Accretion of Redeemable Series A Convertible Preferred Stock	-	-	(160,241)	-	(160,241)
Accretion of Redeemable Series B Convertible Preferred Stock	-	-	(33,617)	-	(33,617)
Issuance of shares in connection with the share exchange	1,200,000	1,200	(1,200)	-	-
Issuance of shares in connection with acquisition of assets	300,000	300	185,700	-	186,000
Issuance of options to purchase common stock to employees for services	-	-	1,075,008	-	1,075,008
Issuance of options to purchase common stock to non-employees for services	-	-	284,596	-	284,596
Issuance of common stock and warrants at $2.00 per unit in December 2006	1,100,000	1,100	2,198,900	-	2,200,000
Net loss	-	-	-	(13,154,965)	(13,154,965)
Balances at December 31, 2006	58,484,385	58,484	18,004,468	(24,606,205)	(6,543,253)
Issuance of common stock and warrants at $2.00 per unit in January 2007	565,000	565	1,129,435	-	1,130,000
Issuance of common stock and warrants at $2.00 per unit in connection with conversion of Short Term Note in May 2007	200,000	200	399,800	-	400,000
Issuance of common stock and warrants at $2.00 per unit in June 2007	135,000	135	269,865	-	270,000
Issuance of common stock and warrants at $2.00 per unit in connection with debt conversion in June 2007	2,167,877	2,168	4,333,586	-	4,335,754
Issuance of common stock in connection with conversion of Convertible Notes at $0.90 per share in June 2007	47,222	47	42,453	-	42,500
Issuance of common stock in exchange for services at $1.95 per share in June 2007	130,645	131	254,627	-	254,758
Issuance of options to purchase common stock to employees for services	-	-	278,023	-	278,023
Issuance of options to purchase common stock to non-employees for services	-	-	352,140	-	352,140
Allocation of value to warrants issued in conjunction with Bridge Notes	-	-	309,477	-	309,477
Allocation of value to warrants issued in conjunction with Short Term Note	-	-	127,440	-	127,440
Allocation of value to beneficial conversion feature in connection with Short Term Note	-	-	127,440	-	127,440
Net loss	-	-	-	(6,750,651)	(6,750,651)
Balances at June 30, 2007 (unaudited)	61,730,129	$61,730	$25,628,754	$(31,356,856)	$(5,666,372)

See Notes to Condensed Financial Statements

Flagship Global Health, Inc.
(Formerly known as Patients & Physicians, Inc.)
(A Development Stage Company)
Condensed Statements of Cash Flows
For the six months ended June 30, 2007 and 2006
and for the period from inception (July 9, 2002) to June 30, 2007 (unaudited)

	Six Months Ended June 30,		For the period from inception (July 9, 2002)
	2007	2006	to June 30, 2007
OPERATING ACTIVITIES
Net loss	$(6,750,651)	$(6,509,189)	$(31,356,856)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	630,163	855,061	2,962,772
Amortization of debt discounts and debt issuance costs	1,766,734	1,673,368	4,660,671
Depreciation and amortization expense	119,634	85,119	646,982
Deferred rent liability	37,209	-	309,925
Loss on sale of equipment	-	-	88,953
Common stock issued in exchange for services	254,758	-	506,441
Conversion of accrued interest to equity	335,754		335,754
Preferred stock issued in exchange for services	-	-	85,000
Common stock issued to employees	-	-	83,896
Common stock issued to founders	-	-	16,000
Common stock issued to employees in lieu of compensation	-	-	1,591,406
Note payable issued in lieu of compensation	-	-	165,000
Impairment of long-lived assets	-	-	505,377
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	44,106	151,249	(118,853)
Other non current assets	(18,221)	(18,130)	(19,486)
Restricted cash	-	-	(824,117)
Accounts payable and accrued liabilities	595,327	(470,024)	1,166,848
Net cash used in operating activities	(2,985,187)	(4,232,546)	(19,194,287)

INVESTING ACTIVITIES
Purchases of property and equipment	(145,913)	(40,649)	(1,222,452)
Proceeds from the sale of equipment	-	-	25,000
Net cash used in investing activities	(145,913)	(40,649)	(1,197,452)

FINANCING ACTIVITIES
Proceeds from stockholders	-	-	83,763
Proceeds from issuance of common stock and warrants	1,400,000	6,017	3,732,969
Proceeds from exercise of stock options	-	25,725	60,775
Proceeds from issuance of Redeemable Series A Convertible Preferred Stock	-	-	1,735,000
Costs associated with issuance of Redeemable Series A Convertible Preferred Stock	-	-	(52,871)
Proceeds from exercise of warrants to purchase Redeemable Series A Convertible Preferred Stock	-	137,120	305,000
Proceeds from issuance of Redeemable Series B Convertible Preferred Stock	-	-	3,383,748
Costs associated with issuance of Redeemable Series B Convertible Preferred Stock	-	-	(37,015)
Proceeds from issuance of notes payable	400,000	4,000,000	7,335,000
Issuance of shares in connection with acquisition	-	-	(76)
Debt issuance costs	-	(166,943)	(225,321)
Repayments of notes payable	-	(240,000)	(500,000)
Proceeds from issuance of convertible bridge notes, net	1,050,000	-	1,050,000
Proceeds from issuance of convertible term notes, net	-	4,181,400	4,181,400
Net cash provided by financing activities	2,850,000	7,943,319	21,052,372
Net increase (decrease) in cash	(281,100)	3,670,124	660,633
Cash at beginning of period	941,733	138,344	-
Cash at end of period	$660,633	$3,808,468	$660,633
Supplemental cash flow information
Cash payments for interest	$308,127	$-	$901,256

See Notes to Condensed Financial Statements

1.	Nature of Business and Basis of Presentation

Flagship Global Health, Inc (“Flagship”) (formerly known as Patients & Physicians, Inc.) was organized on February 5, 1993, and commenced operations on July 9, 2002.

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

On January 12, 2007, a Certificate of Ownership and Merger was filed with the Secretary of State of the State of Delaware, pursuant to which Flagship merged with Advocates, its wholly owned subsidiary. As a result of the merger, Flagship assumed all the obligations of Advocates and the operations of Advocates were dissolved. As the surviving entity, Patients & Physicians, Inc. changed its name to Flagship Global Health, Inc. on January 12, 2007.

To date, Flagship has been focused on developing an international membership-based specialty healthcare advocacy company providing physician referrals on a priority basis, emergent care needs, a personal electronic internet-based medical record repository and air evacuation to its members, all linked by a sophisticated IT management system.

Flagship has not generated significant revenues through June 30, 2007, and is considered to be a development stage company in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises.

The accompanying unaudited condensed financial statements have been prepared assuming the Company will continue as a going concern. We have experienced net losses of $31,356,856 since inception (July 9, 2002), including $6,750,651 and $6,509,189 for the six months ended June 30, 2007 and 2006, respectively. In addition, we had a working capital deficit of $3,963,528 at June 30, 2007.

The Company recently completed an equity financing in July 2007 and realized net proceeds of $14,231,349 (Note 9). Management recognizes that Flagship’s continuation as a going concern is dependent upon its ability to generate sufficient cash flows to allow the Company to continue the development of its business plan and satisfy its obligations on a timely basis. Although there can be no assurance, management believes that such cash flows will be provided by additional equity and/or debt financings through the time in which Flagship emerges from the development stage and generates sufficient positive cash flows from its operations. Our unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying (a) condensed balance sheet as of December 31, 2006, which has been derived from audited statements, and (b) unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the six months ended June 30, 2007 and 2006 are not necessarily indicative of the results to be expected for any other interim period of any future year. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2006 included in its Form 10-KSB filed with the SEC on April 2, 2007.

Use of Estimates

The preparation of the Company’s condensed financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues, if any, and expenses during the reporting period. The accounting estimates that require management’s most difficult and subjective judgments include capitalization of certain assets, depreciable/amortizable lives, impairment of long-lived assets, the expected volatility of common stock and the fair value of common stock and options issued for services as well as the allocation of proceeds from the issuance of debt and equity instruments. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates.

Reclassifications

Certain reclassifications have been made in the prior period condensed financial statements to conform to the current period presentation.

Net Loss Per Share

Net loss per share is computed based on the weighted average number of shares of common stock outstanding during the period.

Basic loss per share is computed by dividing loss available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding warrants, options and debt conversion features is antidilutive, due to the losses of the Company, they have been excluded from the Company’s computation of net loss per share for the three and six months ended June 30, 2007 and 2006. Therefore, basic and diluted loss per share were the same for the three and six months ended June 30, 2007 and 2006. The total number of potentially dilutive securities excluded from the calculation of diluted loss per share for the three and six months ended June 30, 2007 and 2006 was 24,003,531 and 16,992,064, respectively.

Revenue Recognition

The Company recognizes revenues in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB No. 101”) as amended by SEC Staff Accounting Bulletin No. 104, Revenue Recognition, revised and updated (“SAB No. 104”), which stipulates that revenue generally is realized or realizable and earned, once persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable and collectibility is reasonably assured. The Company sells memberships to individuals and institutions for access to its healthcare service offerings. The Company recognizes revenue ratably, over the life of the membership. The Company recognized $98,568 and $17,186 of revenue for the six months ended June 30, 2007 and 2006, respectively.

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

The Company has accounted for non-employee compensation expense in accordance with Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (“EITF 96-18”), which requires non-employee share based compensation to be measured at their fair value as of the earlier of the date at which a commitment for performance to earn the equity instruments is reached (“performance commitment date”) or the date at which performance is complete (“performance completion date”). Non-employee stock options which involve only performance conditions when neither the performance commitment date nor performance completion date has occurred as of the interim financial reporting date are accounted for by measuring the instrument’s then-current fair value. As of June 30, 2007, the Company accounted for 2,545,000 options under the guidance of EITF 96-18.

The Company has followed the guidance outlined in the Financial Accounting Standards Board (the “FASB”) Interpretations (“FIN”) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (“FIN 28”) as it relates to computing expense when appreciation rights vest over time.

Income Taxes

In July 2006, the FASB issued Interpretation FIN No. 48, Accounting for Uncertainty in Income Taxes, and Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance in derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a significant effect on the Company’s unaudited condensed financial statements.

Registration Payment Arrangements

The Company accounts for registration rights included in financing agreements in accordance with FASB Staff Position EITF 00-19-2, Accounting for Registration Payment Arrangements (“EITF-00-19-2”). In accordance with EITF 00-19-2, the Company examines the probability that the registration of all shares of common stock in connection with future possible exercises of outstanding warrants to remain effective. The Company expects the registration of such shares to remain effective and therefore no contingent liability has been recorded as of June 30, 2007.

Recent Accounting Pronouncements Issued, Not Yet Adopted

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Company is evaluating the potential impact, if any, of the adoption of SFAS No. 157 on its condensed financial statements.

In February 2007, FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 provides a “Fair Value Option” under which a company may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities. SFAS No. 159 will be available on a contract-by-contract basis with changes in fair value recognized in earnings as those changes occur. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. SFAS No. 159 also allows early adoption provided that the entity also adopts the requirements of SFAS No. 157. The Company does not believe the adoption of SFAS No. 159 will have a material impact, if any, on its condensed financial statements.

Management does not believe that any other recently issued, but not yet effected, accounting standards if currently adopted would have a material effect on the Company’s condensed financials statements.

3.	Stock-Based Compensation

The Company issues stock-based compensation to its officers, directors, employees and consultants under its Amended and Restated 2006 Stock Option and Grant Plan (the “Stock Option Plan”). There are 19,622,000 shares authorized under the Stock Option Plan. The maximum life of options granted is generally 10 years and the options generally vest over a period of four years. The Board of Directors of the Company may approve other vesting schedules. Vested options may be exercised in whole or in part. The exercise price is determined by the Board of Directors at the end of the quarter in which the option grants are issued considering factors such as the reported fair market value of the stock, recent sales of stock, results of operations and the state of the Company’s business and industry.

A summary of stock-based compensation expense recognized during the three and six months ended June 30, 2007 and 2006 is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Membership services	$18,482	$15,693	$36,306	$61,213
Selling, general and administrative	178,774	112,695	241,717	648,508
Non-employees	176,767	126,096	352,140	145,340
Total options expense	$374,023	$254,484	$630,163	$855,061

A summary of options activity for the six months ended June 30, 2007 is presented below:

	Options	Weighted Average Exercise Price
Outstanding, December 31, 2006	7,213,250	$0.14
Granted	4,260,000	1.18
Exercised	-	-
Forfeited or expired	(22,500)	0.50
Outstanding, June 30, 2007	11,450,750	$0.89
Exercisable, June 30, 2007	3,675,250	$0.62

The fair value of each stock option grant to employees is estimated on the date of grant. A Black-Scholes option-pricing model, applying the following assumptions, was used to estimate the fair value for employee stock options issued:

	Six Months Ended June 30,
	2007	2006
Expected volatility	81% to 82%	69%
Risk-free interest rate	4.58% to 5.03%	4.58% to 4.83%
Expected life of options	5.33 years	10 years

Due to the Company’s limited history as a public company, the Company has estimated expected volatility based on the historical volatility of certain comparable companies as determined by management. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the Company’s employee stock options. The dividend yield assumption is based on the Company’s intent not to issue a dividend under its dividend policy. The expected life is based on the simplified method in accordance with SEC Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB No. 107”).

The weighted average grant-date fair value of the options granted was $1.08 per share and $0.47 per share for the six months ended June 30, 2007 and 2006, respectively.

The options outstanding at June 30, 2007 have exercise prices ranging from $0.035 to $2.00 per share, a weighted average remaining contractual life of approximately 8.1 years and an intrinsic value of $10,813,798.

The options which are exercisable at June 30, 2007 have a weighted average remaining contractual life of approximately 8.0 years, and an intrinsic value of $2,311,423.

As of June 30, 2007, there was $2,902,631 of total deferred compensation cost related to options issued to employees that will be recognized in expense over a weighted average period of 1.7 years.

4.	Debt

Debt financings consist of the following as of June 30, 2007:

	Principal	Unamortized Debt Discount	Net
Laurus Convertible Notes	$4,100,000	$(801,386)	$3,298,614
Junior Convertible Notes	2,957,500	(583,738)	2,373,762
Bridge Notes	1,050,000	(287,253)	762,747
	$8,107,500	$(1,672,377)	6,435,123
Less current portion			3,576,167
Long term portion			$2,858,956

Convertible Bridge Notes

The Company issued an aggregate of $1,050,000 of 9% convertible bridge notes in the second quarter of 2007 (the “Bridge Notes”). Total unpaid principal, together with all accrued interest is due one year from the issuance date of each. The Bridge Note holders received warrants to purchase 525,000 shares of the Company’s common stock at an exercise price equal to $2.00 per share and a five year term. In the event the Company completes the closing of a financing at any time prior to the maturity of the Bridge Notes, the Bridge Note holders may, at their sole option, convert the remaining outstanding principal and accrued interest, into the form of securities issued in such next round of financing on the same terms and conditions and the same price per share of the securities issued in such financing (Note 9). The Company allocated the $1,050,000 of proceeds from the Bridge Notes based on the computed relative fair values of the debt and the warrants issued to the Bridge Note holders. The warrants were valued using a Black-Scholes option pricing model with the following assumptions: (1) common stock fair values ranging from $1.05 to $1.50 per share on the date of issuance, (2) expected volatility of 81%, (3) risk free rates ranging from 4.51% to 4.55% on the date of issuance, (4) life of 5 years and (5) no dividend, which resulted in a fair value of $438,813 for the warrants. The resulting relative fair value of the warrants was $309,477. Accordingly, the resulting relative fair value allocated to the debt component at the date of issuance was $740,523. Since the conversion of the Bridge Notes is contingent upon the completion of a future event no beneficial conversion was recorded at the time of issuance.

Short Term Note

In April 2007, the Company issued a $400,000 short term note (the “Short Term Note”). The Short Term Note bears interest at 9%. The Short Term Note holder received a warrant to purchase 200,000 shares of the Company’s common stock at an exercise price equal to $2.00 per share and a five year term. The Short Term Note was converted into common stock under the same terms and conditions as the Interim Financing in May 2007 (Note 5). The warrant was valued using a Black-Scholes option pricing model with the following assumptions: (1) common stock fair value of $1.50 per share on the date of issuance, (2) expected volatility of 81%, (3) risk free rate of 4.56% on the date of issuance, (4) life of 5 years and (5) no dividend, which resulted in a fair value of $187,027 for the warrant. The result was a relative fair value of the warrant of $127,440, and a beneficial conversion feature of $127,440. Accordingly, the net carrying value of the debt component at the date of issuance was $145,120. Upon conversion of the Short Term Note the Company recorded a charge to operations for the total debt discount of $254,880, which is included in amortization of debt discounts and debt issuance costs.

Laurus Notes

In 2006 Flagship entered into a securities purchase agreement (the “Laurus Securities Agreement”) with Laurus Master Fund, Ltd. (“Laurus”). Under the Laurus Securities Agreement, Laurus purchased from Flagship a secured convertible term note (the “Laurus Convertible Note”) in an aggregate principal amount of $4,100,000, which is collateralized by substantially all of Flagship’s assets. The Laurus Convertible Note bears interest at 1.0% above the prime rate, with a minimum interest rate of 7%, and is convertible in whole or in part into common stock of the Company at a fixed conversion price of $0.90 per share at the election of Laurus. The value of the warrant was initially recorded as debt discount and is being amortized over the life of the note.

Junior Notes

In 2006 Flagship entered into a securities purchase agreement (the “Junior Securities Agreement”) with certain holders of Flagship’s short-term notes. Under the Junior Securities Agreement, the note holders (the “Junior Note Holders”) agreed to convert $3,000,000 of the short-term notes previously issued into secured convertible term notes (the “Junior Convertible Notes”) in Flagship. The Junior Convertible Notes bear interest at 1.0% above the prime rate, with a minimum interest rate of 7% and are convertible in whole or in part into common stock of the Company at a fixed conversion price of $0.90 per share at the election of each of the Junior Note Holders. During June 2007, two Junior Note Holders converted principal of $42,500 of Junior Convertible Notes in exchange for 47,222 shares of the Company’s common stock. The value of the warrants was initially recorded as debt discount and is being amortized over the life of the notes.

Debt Discounts and Debt Issuance Costs

During the six months ended June 30, 2007, and 2006, $1,709,107 and $1,646,039, respectively, of debt discounts were amortized and included in amortization of debt discounts and debt issuance costs on the accompanying condensed statements of operations. During the six months ended June 30, 2007, and 2006, $57,627 and $27,329 respectively, of debt issuance costs have been amortized and are included in amortization of debt discounts and debt issuance costs on the accompanying condensed statements of operations.

Repayment Terms of Convertible Notes

Flagship was originally required to repay the Laurus Convertible Notes and Junior Convertible Notes (collectively the “Convertible Notes”) on a monthly basis over the following 24 months beginning on February 1, 2007. In 2007, holders of the Convertible Notes and the Company executed waivers (the “Waivers”) whereby the parties agreed that the first monthly payment would be deferred until July 1, 2007. All deferred payments would be payable in January 2009. As consideration for the Waivers the Company agreed to pay a fee of approximately $57,500 to the Convertible Note holders. The Company will amortize the fee for the remaining time the Convertible Notes are outstanding. The Company has determined that the changes in the repayment of the debt per the Waivers did not substantially change the Convertible Notes.

5.	Capital Stock

Increase in Authorized Shares

In April 2007 a majority of the stockholders of Flagship approved an increase in the number of authorized shares of common stock from 125,000,000 shares to 175,000,000 shares and and the number of authorized shares of preferred stock from 5,000,000 shares to 25,000,000 shares.

Interim Financings and Sales of Common Stock and Warrants

On June 7, 2006 the Company issued notes payable to Apollo Medical Partners, LP and Apollo Medical Offshore Partners, LP in the amounts of $2,700,000 and $1,300,000, respectively (the “Apollo Notes”). Pursuant to the terms of the Apollo Notes, the principal and accrued interest, were convertible into the form of securities issued in the next round of financing on the same terms and conditions as such financing, provided that the Company raised an additional $4,000,000.

In November 2006 the Company commenced a private placement to raise up to $8,000,000 in interim financing (the “Interim Financing”) by issuing up to 4,000,000 newly issued shares of the Company’s common stock at a price of $2.00 per share and warrants to purchase up to 1,000,000 shares of common stock at an exercise price of $1.00 per share and a term of seven years. The investors will receive warrants to purchase one share of the Company’s common stock for every two shares of common stock purchased.

The table below summarizes the investment activity related to the Interim Financing:

Date	Investment Amount	Shares of Common Stock Issued	Warrants Issued to Purchase Common Stock
December 2006	$2,200,000	1,100,000	550,000
January 2007	1,130,000	565,000	282,500
April 2007	400,000	200,000	100,000
June 2007	270,000	135,000	67,500
Total	$4,000,000	2,000,000	1,000,000

In June 2007, upon the closing of the required minimum of $4,000,000 of additional capital, the Apollo Notes, including all accrued interest, converted into common stock on the same terms as the Interim Financing. As a result, in June 2007 the Company issued 2,167,877 shares of its common stock and warrants to purchase 1,083,939 shares of common stock at $2.00 per unit for an aggregate of $4,335,754 ($4,000,000 of principal and $335,754 of accrued interest). The warrants have a term of seven years and an exercise price of $1.00 per share.

In accordance with the Interim Financing, the Company granted the investors certain piggyback registration rights and agreed to register the common stock issued to the investors and the common stock underlying the warrants in connection with the registration statement expected to be filed in connection with the next financing. In connection with the Securities Purchase Agreement entered into in July 2007 (Note 9), all of the participants in the Interim Financing agreed to defer registering their stock until such time as the Company meets the SEC regulations that will allow all of the shares relating to the Interim Financing to be registered.

6.	Commitments and contingencies

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

7.	Warrants

Outstanding warrants to purchase common stock issued in connection with financings consist of the following at June 30, 2007:

	Warrants	Exercise Price	Expiration
Warrants issued in connection with Convertible Notes	1,902,174	$0.92	1/31/2013
Warrants issued in connection with the Interim Financing	1,000,000	$1.00	Various
Warrants issued in connection with Apollo Notes conversion	1,083,939	$1.00	6/7/2014
Warrant issued in connection with Short Term Note	200,000	$2.00	4/30/2012
Warrants issued in connection with Bridge Notes	525,000	$2.00	Various
Total	4,711,113

8.	Supplemental disclosure of non-cash investing and financing activities.

	Six Months Ended June 30,		For the period from inception (July 9, 2002) to June 30, 2007
	2007	2006
Value of contributions in-kind relating to Redeemable Series A Convertible Preferred Stock issued	$-	$-	$85,000
Value of contributions in-kind relating to common stock issued	$-	$-	$760,000
Value of warrants issued in connection with Redeemable Series A Convertible Preferred Stock	$-	$-	$143,066
Common Stock issued to founders	$-	$-	$16,000
Accretion of Redeemable Series A Convertible Preferred Stock	$-	$160,421	$195,937
Accretion of Redeemable Series B Convertible Preferred Stock	$-	$33,617	$37,872
Common stock issued to employees in lieu of compensation	$-	$-	$1,591,406
Common stock issued in exchange for services	$254,758	$-	$506,441
Conversion of Redeemable Series A Convertible Preferred Stock and Redeemable Series B Convertible Preferred Stock to common stock	$-	$5,509,605	$5,509,605
Issuance of common stock in connection with acquisition	$-	$(76)	$(76)
Issuance of common stock in connection with financing	$-	$1,951	$1,951
Issuance of common stock in connection with the share exchange	$-	$-	$1,200
Cancellation of founder’s shares	$-	$-	$3,510
Allocation of value to common stock, issued in connection with acquisition	$-	$-	$186,000
Allocation of value to common stock, issued in connection with convertible debt financings	$-	$3,223,389	$3,135,698
Allocation of value to warrants issued in connection with debt financings	$436,917	$457,671	$894,588
Conversion of Convertible Junior Notes to equity	$42,500	$-	$42,500
Conversion of Short Term Note to equity	$400,000	$-	$400,000
Conversion of Apollo Notes and accrued interest to equity	$4,335,754	$-	$4,335,754
Allocation of value to beneficial conversion feature in connection with debt financings	$127,440	$3,043,692	$1,822,551
Conversion of short term notes to Junior Convertible Notes	$-	$3,000,000	$3,000,000

Flagship Global Health, Inc.
(Formerly known as Patients & Physicians, Inc.)
(A Development Stage Company)
Notes to Condensed Financial Statements (unaudited)

9.	Subsequent Events

In July 2007, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with FrontPoint Healthcare Fund, L.P., FrontPoint Healthcare Fund 2X, L.P., FrontPoint Healthcare Horizons Fund, L.P. and FrontPoint Healthcare Long Horizons Fund, L.P. (collectively, the “Buyer”). Under the Securities Purchase Agreement, the Buyer purchased from the Company an aggregate of 6,809,258 shares of the Common Stock and warrants representing the right to acquire 2,042,777 shares of Common Stock for $2.20 per unit. The Company realized net proceeds of $14,231,349. The warrants have a term of three years and an exercise price of $3.00 per share.

In accordance with the terms and conditions of the Securities Purchase Agreement, the Company and the Buyer entered into a Registration Rights Agreement (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, the Company agreed to register the Buyer’s shares of common stock issued under the Securities Purchase Agreement and the common stock underlying the warrants.

Summarized below is the unaudited pro forma condensed balance sheet for June 30, 2007 as if the results of the above financing were included as of that date. In addition, working capital would improve to $10,267,821.

June 30, 2007
Cash	$14,891,982
Current assets	$15,010,835
Total assets	$16,476,872
Total stockholder’s equity	$8,564,977
Total liabilities and stockholder’s equity	$16,476,872

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

We have expanded the scope of the Company’s product offerings while also expanding it globally. This wider scoping of the business has contributed, in part, to the significant losses we have experienced since inception and, we cannot assure you that our business will be successful.

The Company has a history of significant losses and may not be profitable in the future and has going concern considerations.

Flagship has a history of net losses and has an accumulated deficit of $31,356,856 from inception (July 9, 2002) through June 30, 2007. This amount does not include losses of Flagship prior to the Share Exchange, as defined herein. Furthermore, developing the Company’s business strategy and expanding the Company’s services will require additional capital, which may or may not be available to the Company. You should not rely solely on the public market valuation of the Company and the views of security analysts and investors for assessing the operational, business and financial success of the Company. Fluctuations in our quarterly operating results or our inability to achieve or maintain profitability may cause volatility in the price of our common stock in the public market. In light of these factors, among others, our independent registered public accounting firm has stated that there is substantial doubt about our ability to continue as a going concern in their opinion dated March 28, 2007 on our audited financial statements. The financial statements do not include any adjustments that might result for the outcome of this uncertainty.

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

The Company’s business is largely dependent on the skills, experience and performance of key members of the Company’s senior management team. The Company plans to increase its sales and marketing personnel, as well as enter into agreements with independent third parties to sell products and services in order to grow revenue. The Company believes that its success depends largely on its ability to attract and retain highly-skilled and qualified technical, managerial and marketing personnel and enter into agreements with third parties. The market for highly skilled medical, sales, marketing and support personnel is highly competitive as a result of the limited availability of technically-qualified personnel with the requisite understanding of the markets which the Company serves. The inability to hire or retain qualified personnel may hinder the Company’s ability to implement its business strategy and may harm its business.

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

While the Company’s products and services are relatively new, the greater healthcare markets in which the Company operates are intensely competitive, continually evolving and, in some cases, subject to rapid change. The Company expects the intensity of competition and the pace of change either to be maintained or at least be increased in the future. Many of the Company’s potential competitors may have greater financial, technical, product development, marketing and other resources than the Company. These organizations may be better known than the Company and may have more customers or users than the Company does. The Company cannot provide assurance that the Company will be able to compete successfully against these organizations or any alliances they have formed or may form.

If the Company is unable to provide priority access to high quality healthcare that attracts and retains members, the Company’s revenues will be reduced.

Interest in the Company’s products and services is based upon the Company’s ability to provide members with referrals and priority access to the Company’s network physicians. Although the Company has been able to continue to maintain and expand this network, if the Company is unable to continue to do so for any reason, the value of a membership would diminish and membership interest in the Company products and services would be adversely affected. Similarly, the Company’s ability to maintain or increase the number of highly qualified physicians in its network is based upon the Company’s ability to provide the physicians with incentive to continue to participate in the network. We cannot assure you that the Company will be able to retain qualified physicians for the purpose of providing referral and priority access to members. If the Company is unable to provide high quality physicians to its members, the quality of the Company’s products and services will be reduced.

The Company is exposed to the general condition of the healthcare market.

The Company’s business is subject to global economic conditions and, in particular, market conditions in the healthcare industry. The Company’s operations may be adversely affected by the continued declines in employee benefit spending by large corporations and small to medium sized businesses. If global economic conditions worsen, or a prolonged slowdown in providing such benefits exists, then the Company may experience adverse operating results.

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

The Company’s common stock is traded on the Over the Counter Bulletin Board. An investor may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, rules promulgated by the SEC impose various practice requirements on broker-dealers who sell securities that fail to meet certain criteria set forth in those rules to persons other than established customers and accredited investors. Consequently, the liquidity of the Company’s securities could be impaired, not only in the number of securities which could be bought and sold, but also through delays in the timing of transactions, reduction in security analysts' and the news media's coverage of the Company, and lower prices for the Company’s securities than might otherwise be attained.

Future Sales By Our Stockholders May Negatively Affect Our Stock Price And Our Ability To Raise Funds In New Stock Offerings.

Sales of our common stock in the public market could lower the market price of our common stock. Sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable or at all. Of the 68,864,387 shares of common stock outstanding as of August 7, 2007, 9,390,302 shares are freely tradable without restriction, unless held by our "affiliates". The remaining 59,474,085 shares of common stock, which are held by existing stockholders, including the officers and directors, are "restricted securities" and may be resold in the public market only if registered or pursuant to an exemption from registration. Some of these shares may be resold under Rule 144.

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

Anti-kickback Laws

There are federal and state laws that govern patient referrals, physician financial relationships and inducements to healthcare providers and patients. The federal healthcare programs anti-kickback laws prohibit any person or entity from offering, paying, soliciting or receiving anything of value, directly or indirectly, for the referral of patients covered by Medicare, Medicaid and other federal healthcare programs or the leasing, purchasing, ordering or arranging for or recommending the lease, purchase or order of any item, good, facility or service covered by these programs. Many states also have similar anti-kickback laws that are not necessarily limited to items or services for which payment is made by a federal healthcare program.

The laws in this area are broadly written and it is often difficult to determine precisely how the laws will be applied in specific circumstances. Penalties for violating federal anti-kickback laws include imprisonment, fines and exclusion from participating, directly or indirectly, in Medicare, Medicaid and other federal healthcare programs. Any determination by a state or federal regulatory agency that any of the Company’s practices violate any of these laws could subject the Company to civil or criminal penalties and require the Company to change or terminate some portions of its business and could have an adverse effect on the Company’s business. Even an unsuccessful challenge by regulatory authorities of the Company’s practices could result in adverse publicity and be costly for the Company to defend.

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

The Company faces potential liability related to the privacy and security of personal information it collects from consumer and healthcare professionals through its website.

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

General Discussion on Results of Operations and Analysis of Financial Condition

Overview

Corporate History

Flagship Global Health, Inc (“Flagship”) (formerly known as Patients & Physicians, Inc.) was organized on February 5, 1993.

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

Flagship is an international membership-based, private medical group dedicated to obtaining the highest level of healthcare services for its members, whether they are at home or traveling. Acting as a member’s healthcare advocate, Flagship is focused on providing priority access to renowned and clinically acclaimed physicians, which are typically difficult to access. Rather than simply providing names, Flagship offers referrals, priority appointments, emergent care needs, a personal electronic internet-based medical record repository and air evacuation to its members, all linked by a sophisticated IT management system. For Flagship, healthcare advocacy means bringing about the delivery of exceptional “medicine at the speed of need” to each of our members. The Company derives revenue from the sale of annual memberships to a combination of various service offerings.

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

We have followed the guidance outlined in Financial Accounting Standards Board (“FASB”) Interpretations (“FIN”) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (“FIN 28”), as it relates to computing expense when appreciation rights vest over time. As of June 30, 2007, we accounted for 2,545,000 options under the guidance of EITF 96-18.

The fair value of each stock option grant to employees is estimated on the date of grant. The fair value of each stock option grant to non-employees is estimated on the applicable performance commitment date, performance completion date, or interim financial reporting date.

Results Of Operations For The Three Months Ended June 30, 2007 Compared To The Three Months Ended June 30, 2006

Our activities to date have been focused on developing an international membership-based health assurance company providing health management and emergency support resources typically not available through conventional medical insurance. The Company provides physician referrals, on a priority basis, and emergent care needs, a personal electronic internet-based medical record repository and air evacuation to its members, all linked by a sophisticated management system and is still considered to be a development stage company. Our operating activities to date have consisted primarily of developing our membership and physician databases and establishing our physician network. We had revenues of $47,666 and total net expenses of $3,537,106 for the three months ended June 30, 2007 compared to revenues of $10,172 and total net expenses of $3,482,362 for the three months ended June 30, 2006.

Revenues

Our total revenue increased by $37,494 to $47,666 for the three months ended June 30, 2007 versus $10,172 for the three months ended June 30, 2006. The increase is a result of the recognition of revenue from sales of annual memberships from 2006. We are still in the stages of early product and services development and we do not expect to generate significant revenue from our various product lines until late 2007.

Costs of Revenue

Our total costs of revenue increased to $5,333 for the three months ended June 30, 2007 versus $1,523 for the three months ended June 30, 2006. The increase is directly related to costs associated with the recognition of revenues related to membership sales.

Total Expenses

Total operating expenses for the three months ended June 30, 2007 were $2,445,962 compared to $2,308,331 for the three months ended June 30, 2006, an increase of $137,631 or 6.0% These expenses incurred during the three months ended June 30, 2007 as compared to 2006, are set forth in greater detail below and in the accompanying condensed financial statements attached.

Membership services expenses. Membership services expenses decreased by $31,748, or 4.9%, to $621,203 for the three months ended June 30, 2007 versus $652,951 for the three months ended June 30, 2006. The decrease was principally due to a reduction in personnel resulting in a decrease in related costs of approximately $109,000. This decrease was offset by increases in the amortization of stock options of approximately $53,500, and stipends paid to Network Specialty Chiefs and Regional Medical Directors of approximately $30,700 due to a reduction in the number of Chiefs and Regional Medical Directors.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by $169,379, or 10.2%, to $1,824,759 for the three months ended June 30, 2007 as compared to $1,655,380 for the three months ended June 30, 2006. This increase was principally attributable to an increase related to the amortization of stock options of approximately $66,000 related to the issuance of options during the current quarter, an increase in occupancy costs of approximately $174,000 related to the move to larger office space in late 2006, an increase of approximately $17,000 related to technology and communication costs, an increase of approximately $311,000 related to increases in professional fees, investor relations, and insurance costs due to being a public company, as well as the use of a labor consultant in the current quarter and an increase of approximately $15,000 in depreciation and amortization associated with the costs associated with the acquisition of certain software in 2006. These increases were offset by decreases in sales and marketing expenses related to printed materials of approximately $130,000, a decrease in personnel costs of approximately $50,000 related to a decrease in personnel and a reduction of approximately $40,000 in travel costs primarily related to our involvement in two projects in China. In addition, the Company incurred the cost to acquire the public shell in 2006 of $240,000.

Interest income. Interest income decreased by $8,530 to $5,813 for the three months ended June 30, 2007 as compared to $14,343 for the three months ended June 30, 2006. This decrease was a result of having less cash on hand during the current three months ended June 30, 2006 as compared to the same period in 2006.

Amortization of debt discounts and debt issuance costs. Amortization of debt discounts and debt issuance costs decreased by $73,857 to $934,597 for the three months ended June 30, 2007 versus $1,008,454 for the three months ended June 30 2006. This change was due to a decrease resulting from a change in the estimated fair market value of the common stock used in the amortization calculation of the discounts on the Convertible Note financing that closed in January 2006 offset by the write off of the debt discount related to the conversion of the Short Term Note. Costs allocated to the debt are charged to operations over the life of the debt using the interest method, which produces a constant periodic rate of return.

Interest expense. Interest expense increased to $232,811 for the three months ended June 30, 2007 versus $179,920 for the three months ended June 30, 2006. This increase of approximately $53,000 is primarily due to interest expense incurred in the current period related to the short term convertible notes, which did not exist in 2006.

Other income, net. Other income, net increased to $70,451 for the three months ended June 30, 2007 versus $0 for the same period in 2006. This increase was primarily due to the recognition of sublease income in 2007 generated from our subletting our vacated office space.

Net loss

As a result of the foregoing, for the three months ended June 30, 2007, net loss increased by $21,060 to a net loss of $3,494,773, compared to a net loss of $3,473,713 for the corresponding period in 2006.

Results of Operations For The Six months Ended June 30, 2007 Compared To The Six months Ended June 30, 2006

We had revenues of $98,568 and total net expenses of $6,836,611 for the six months ended June 30, 2007 and revenues of $17,186 and total net expenses of $6,522,654 for the six months ended June 30, 2006.

Revenue

For the six months ended June 30, 2007, we generated revenues of $98,568 as compared to $17,186 for the six months ended June 30, 2006. This increase is due to the recognition of revenue from the sale of annual memberships during 2006. We are still in the stages of early product and services development and we do not expect to generate significant revenue from our various product lines until late 2007.

Costs of Revenue

Our total costs of revenue increased to $12,608 for the six months ended June 30, 2007 versus $3,721 for the six months ended June 30, 2006. The increase is directly related to costs related to the recognition of revenue from membership sales.

Total Expenses

Total operating expenses for the six months ended June 30, 2007 were $4,752,338, compared to $4,597,845 for the six months ended June 30, 2006, an increase of $154,493 or 3.4%. The expenses incurred for 2007 as compared to 2006, are set forth in greater detail below and in the accompanying condensed financial statements attached.

Costs and Expenses

Membership services. Membership services expenses increased by $1,110 to $1,296,025 for the six months ended June 30, 2007, versus $1,294,915 for the six months ended June 30, 2006. There were increases related to the amortization of stock options of approximately $182,000 and stipends paid to specialty chiefs and regional medical directors of approximately $12,000 offset by decreases in personnel costs of approximately $173,000 related to a decrease in call center personnel and a decrease in technology and communication costs of approximately $21,000.

Selling, general and administrative. Selling, general and administrative expenses increased by $153,383, or 4.6%, to $3,456,313 for the six months ended June 30, 2007, as compared to $3,302,930 for the six months ended June 30, 2006. This increase was due to an increase in occupancy costs of approximately $401,000 related to the move to the company’s new headquarters in late 2006, increases in professional fees of approximately $581,000, including legal and accounting, investor relations and the use of a labor consultant as well as an increase in insurance costs of approximately $17,000, all related to being a public company and an increase of approximately $53,000 in technology and communications related to the outsourcing of computer maintenance in 2007. These increases were offset by decreases in sales and marketing expenses primarily attributable to reduced printed materials of approximately $138,000, a decrease of approximately $124,000 due to a reduction in personnel, and a decrease of approximately $407,000 directly related to a reduction in the number of stock options granted in 2006 versus 2007. In addition, the Company incurred the cost to acquire the public shell in 2006 of $240,000.

Interest income. Interest income decreased by $11,258 to $14,649 for the six months ended June 30, 2007, as compared to $25,907 for the six months ended June 30, 2006. This increase was due to having less cash on hand during the current year as compared to the prior year.

Amortization of debt discounts and debt issuance costs. Amortization of debt discounts and debt issuance costs increased by $93,366 to $1,766,734 for the six months ended June 30, 2007, versus $1,673,368 for the same period last year. This change was due to a decrease resulting from a change in the estimated fair market value of the common stock used in the amortization calculation of the discounts on the Convertible Note financing that closed in January 2006 offset by the write off of the debt discount related to the conversion of the Short Term Note. Costs allocated to the debt are charged to operations over the life of the debt using the interest method, which produces a constant periodic rate of return.

Interest expense. Interest expense increased by $202,140 to $479,488 for the six months ended June 30, 2007 versus $277,348 for the six months ended June 30, 2006. This increase is due to an increase in the amount of debt outstanding during the six months ended June 30, 2007 versus the same period in 2006.

Other income, net. Other income, net increased to $147,300 in 2007 versus $0 in 2006. This increase was primarily due to the recognition of sublease income in 2007 generated from our subletting our vacated office space.

Net Loss

For the six months ended June 30, 2007, we had a net loss of $6,750,651, as compared to a net loss of $6,509,189 for the same period in 2006, an increase of $241,462, or 3.7%. Net loss per common share improved from a loss of $0.16 per share in 2006 to $0.11 per share in 2007.

Liquidity And Capital Resources

The accompanying unaudited condensed financial statements have been prepared assuming the Company will continue as a going concern. We have experienced net losses of $31,356,856 since inception (July 9, 2002), including $6,750,651 and $6,509,189 for the six months ended June 30, 2007 and 2006, respectively. In addition, we had a working capital deficit of $3,963,528 at June 30, 2007.

The Company recently completed an equity financing in July 2007 and realized net proceeds of $14,231,349 (Note 9). Management recognizes that Flagship’s continuation as a going concern is dependent upon its ability to generate sufficient cash flows to allow the Company to continue the development of its business plan and satisfy its obligations on a timely basis. Although there can be no assurance, management believes that such cash flows will be provided by additional equity and/or debt financings through the time in which Flagship emerges from the development stage and generates sufficient positive cash flows from its operations. Our unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

At June 30, 2007, the Company had a working capital deficit of $3,963,528, compared to a working capital deficit of $5,072,906 at December 31, 2006. The decrease in the deficit is primarily the result of the conversion of $4,000,000 of short term convertible notes into common stock in the second quarter of 2007, offset by the an increase in the current portion of the debt financings of approximately $1,970,000, and an increase in accounts payable and accrued liabilities of approximately $595,000 resulting of the company’s need to conserve working capital.

At June 30, 2007 current liabilities includes the current portion of the debt financings. The principal amount of the Convertible Notes, $7,100,000, is payable in installments over twenty-four months, commencing in July 2007 and the principal amount of the Bridge Notes, $1,050,000, is due in full in the first half of 2008. The Convertible Notes accrue interest at 1.0% above the prime rate and the Bridge Notes accrue interest at 9.0%.

Net cash used in investing activities was $145,913 for the six months ended June 30, 2007, versus $40,649 for the six months ended June 30, 2006. For the six months ended June 30, 2006, investing activities primarily included leasehold improvements in our new office space.

Net cash provided by financing activities during the six months ended June 30, 2007 was $2,850,000, versus $7,943,319 during the six months ended June 30, 2006. The decrease of approximately $5,093,000 resulted from the net proceeds of $4,014,457 from the closing of the Convertible Notes and proceeds of $4,000,000 from the Term Notes in 2006 versus net proceeds of $2,850,000 from the issuance of convertible notes and sale of common stock and warrants in 2007.

We completed an equity financing on July 17, 2007. The terms of the transaction provided for the issuance of 6,809,258 newly issued shares of our common stock and warrants with a term of three years to purchase 2,042,777 shares of our common stock at an exercise price equal to $3.00 per share. The total number of warrants issued is equal to 30% of the number of shares purchased by each investor. Each unit was sold for $2.20 per unit. The Company realized net proceeds of $14,231,349.

Summarized below is the unaudited pro forma condensed balance sheet for June 30, 2007 as if the results of the above financing were included as of that date. In addition, working capital would improve to $10,267,821.

June 30, 2007
Cash	$14,891,982
Current assets	$15,010,835
Total assets	$16,476,872
Total stockholder’s equity	$8,564,977
Total liabilities and stockholder’s equity	$16,476,872

Item 3. Controls and Procedures.

A. Evaluation of Disclosure Controls and Procedures:

Our disclosure controls and procedures are designed to ensure that material information relating to the Company are made known by others within the Company to our Chief Executive Officer (“CEO”), CFO and others in the Company involved in the preparation of our annual report and our quarterly reports. The Company has evaluated, with the participation of the Company’s CEO and CFO, the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2007, pursuant to Exchange Act Rule 15d-15 and were determined not to be effective. Based upon that evaluation, the CEO and CFO identified deficiencies that existed in the design or operation of our internal control over financial reporting that it considered to be "material weaknesses." The Public Company Accounting Oversight Board defined a material weakness as a "significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected."

The material weakness identified relate to:

•	the lack of sufficient knowledge and experience among the internal accounting personnel regarding the application of US GAAP and SEC requirements; and

•	insufficient written policies and procedures for accounting and financial reporting with respect to the current requirements and application of US GAAP and SEC disclosure requirements.

Notwithstanding the existence of this material weakness in our internal control over financial reporting, our management believes, including our Chief Executive Officer and Chief Financial Officer that the condensed financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 3, 2007, Flagship issued a warrant representing a right to acquire 200,000 shares of Common Stock at an exercise price of $2.00 in connection with a loan received from an investor in the amount of $400,000.

On April 23, 2007, Flagship issued a warrant representing a right to acquire 200,000 shares of Common Stock at an exercise price of $2.00 in connection with a loan received from an investor in the amount of $400,000.

On April 30, 2007, Flagship issued a warrant representing a right to acquire 125,000 shares of Common Stock at an exercise price of $2.00 in connection with a loan received from an investor in the amount of $250,000.

On May 3, 2007, Flagship issued a warrant representing a right to acquire 200,000 shares of Common Stock at an exercise price of $2.00 in connection with a loan received from an investor in the amount of $400,000.

On May 14, 2007, Flagship issued 200,000 shares of Common Stock and issued warrants, representing a right to acquire 100,000 shares of Common Stock at an exercise price of $1.00 per share to an investor in connection with his conversion of a $400,000 Short Term Note.

On June 14, 2007, Flagship issued 90,000 shares of Common Stock and issued warrants, representing a right to acquire 45,000 shares of Common Stock at an exercise price of $1.00 per share to an investor in connection with his equity investment of $180,000 in Flagship. On the same date, Flagship issued 45,000 shares of Common Stock and issued warrants, representing a right to acquire 22,500 shares of Common Stock at an exercise price of $1.00 per share to an investor in connection with his equity investment of $90,000 in Flagship.

On June 19, 2007, Flagship issued 1,463,317 shares of Common Stock and issued warrants, representing the right to acquire 731,659 shares of Common Stock at an exercise price of $1.00 per share to an investor in connection with his conversion of an outstanding promissory note and accrued interest totaling $2,926,634 in Flagship. On the same date, Flagship issued 704,560 shares of Common Stock and issued warrants, representing the right to acquire 352,280 shares of Common Stock at an exercise price of $1.00 per share to an investor in connection with his conversion of an outstanding promissory note and accrued interest totaling $1,409,120 in Flagship.

In July 2007, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with FrontPoint Healthcare Fund, L.P., FrontPoint Healthcare Fund 2X, L.P., FrontPoint Healthcare Horizons Fund, L.P. and FrontPoint Healthcare Long Horizons Fund, L.P. (collectively, the “Buyer”). Under the Securities Purchase Agreement, the Buyer purchased from the Company an aggregate of 6,809,258 shares of the Common Stock and warrants representing the right to acquire 2,042,777 shares of Common Stock for $2.20 per unit. The Company realized net proceeds of $14,231,349. The warrants have a term of three years and an exercise price of $3.00 per share.

Issuance of the securities was exempt from registration under Section 4(2) of the Securities Act. The shares were sold to accredited investors in various private placements without the use of any form of general solicitation or advertising. The underlying securities are “restricted securities” subject to applicable limitations on resale.

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

FLAGSHIP GLOBAL HEALTH, INC.

Date: August 13, 2007	By: /s/ Fred F. Nazem

Fred F. Nazem, Chief Executive Officer and Chariman

Date: August 13, 2007	By: /s/ Philip E. Barak

Philip E. Barak, Chief Financial Officer