Form 10QSB
period 2007-09-30
Flagship Global Health, Inc.
filed 2007-11-13
CIK 1051985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-QSB
________________

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of The Exchange Act)
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 69,482,630 shares of common stock, $0.001 par value, outstanding as of October 31, 2007.

Transitional Small Business Disclosure Format (check one):     Yes ☐ No ☒

Flagship Global Health, Inc.
(Formerly known as Patients & Physicians, Inc.)
(A Development Stage Company)

INDEX

PART I. FINANCIAL INFORMATION

Page
Item 1. Condensed Consolidated Financial Statements.

Condensed Consolidated Balance Sheets, as of September 30, 2007
(unaudited) and December 31, 2006 (audited)	2

Condensed Consolidated Statements of Operations, for the three and nine months ended September 30, 2007 and 2006 and for the period
from inception (July 9, 2002) to September 30, 2007 (unaudited)	3

Condensed Consolidated Statement of Stockholders’ Equity (Deficit),
for the nine months ended September 30, 2007 (unaudited)	4

Condensed Consolidated Statements of Cash Flows, for the nine months ended September 30, 2007 and 2006 and for the period from inception
(July 9, 2002) to September 30, 2007 (unaudited)	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6-18

Item 2. Management’s Discussion and Analysis or Plan of Operation.	19

Item 3A(T). Controls and Procedures.	31

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.	32
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	32
Item 3. Defaults Upon Senior Securities.	32
Item 4. Submission of Matters to a Vote of Security Holders.	32
Item 5. Other Information.	32
Item 6. Exhibits.	32

Flagship Global Health, Inc. and Subsidiary
(Formerly known as Patients & Physicians, Inc.)
(A Development Stage Company)
Condensed Consolidated Balance Sheets
As of September 30, 2007 (unaudited) and December 31, 2006

	September 30,	December 31,
	2007	2006
ASSETS	(Unaudited)	(Note 2)

Current Assets:
Cash and cash equivalents	$11,291,716	$941,733
Prepaid expenses and other current assets	174,325	162,959
Total current assets	11,466,041	1,104,692

Property and equipment, net	412,087	433,586
Debt issuance costs, net	36,757	113,367
Restricted cash	824,117	824,117
Goodwill	61,912	61,912
Intangible assets, net	36,667	44,917
Other assets	35,336	1,265
Total assets	$12,872,917	$2,583,856

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$154,679	$206,873
Accrued liabilities	313,286	364,647
Notes payable, current portion, net of unamortized discount	3,885,453	5,606,078
Total current liabilities	4,353,418	6,177,598

Notes payable, net of current portion and unamortized discount	1,982,030	2,676,795
Deferred rent liability	388,632	272,716
Total liabilities	6,724,080	9,127,109

COMMITMENTS AND CONTINGENCIES	-	-

Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value: 25,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2007 and 5,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2006	-	-
Common stock, $0.001 par value: 175,000,000 shares authorized, 69,355,130 shares issued and outstanding at September 30, 2007 and 125,000,000 shares authorized, 58,484,385 shares issued and outstanding at December 31, 2006	69,356	58,484
Additional paid-in capital	40,760,020	18,004,468
Deficit accumulated during the development stage	(34,680,539)	(24,606,205)
Total stockholders' equity (deficit)	6,148,837	(6,543,253)
Total liabilities and stockholders' equity (deficit)	$12,872,917	$2,583,856

See Notes to Condensed Consolidated Financial Statements

Flagship Global Health, Inc. and Subsidiary
(Formerly known as Patients & Physicians, Inc.)
(A Development Stage Company)
Condensed Consolidated Statements of Operations
For the three and nine months ended September 30, 2007 and 2006 and for the period from inception (July 9, 2002) to September 30, 2007 (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		For the period from inception (July 9, 2002) to September 30,
	2007	2006	2007	2006	2007
Subscription revenue	$52,931	$12,062	$151,499	$29,248	$230,112
Costs of revenue	12,137	5,588	24,745	9,309	43,393

Gross profit	40,794	6,474	126,754	19,939	186,719

Costs and expenses:
Membership services	371,250	577,002	1,667,275	1,871,914	6,488,000
Selling, general and administrative	2,361,757	1,684,619	5,818,070	4,987,552	21,458,828
Loss on sale of equipment	-	-	-	-	88,953
Impairment of long-lived assets	-	-	-	-	505,377

Total costs and expenses	2,733,007	2,261,621	7,485,345	6,859,466	28,541,158

Loss from operations	(2,692,213)	(2,255,147)	(7,358,591)	(6,839,527)	(28,354,439)

Interest income	128,138	23,733	142,787	49,640	222,254
Amortization of debt discounts and debt issuance costs	(657,594)	(1,019,534)	(2,424,328)	(2,692,902)	(5,318,265)
Interest expense	(186,048)	(250,957)	(665,536)	(528,305)	(1,502,064)
Other income, net	84,034	-	231,334	-	271,975

Loss before provision for income taxes	(3,323,683)	(3,501,905)	(10,074,334)	(10,011,094)	(34,680,539)

Provision for income taxes	-	-	-	-	-

Net loss	(3,323,683)	(3,501,905)	(10,074,334)	(10,011,094)	$(34,680,539)

Accretion of preferred stock	-	-	-	(193,858)

Net loss attributable to common stockholders	$(3,323,683)	$(3,501,905)	$(10,074,334)	$(10,204,952)
Weighted average number of shares outstanding, basic and diluted	68,723,232	56,151,014	62,433,978	46,400,701

Net loss per share, basic and diluted	$(0.05)	$(0.06)	$(0.16)	$(0.22)

See Notes to Condensed Consolidated Financial Statements

Flagship Global Health, Inc. and Subsidiary
(Formerly known as Patients & Physicians, Inc.)
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders' Equity (Deficit)
For the nine months ended September 30, 2007 (unaudited)

				Deficit
			Additional	Accumulated	Total
	Common Stock		Paid-in	During the	Stockholders'
	Shares	Amount	Capital	Development Stage	Equity (Deficit)
Balances at December 31, 2006	58,484,385	$58,484	$18,004,468	$(24,606,205)	$(6,543,253)
Issuance of common stock and warrants at $2.00 per unit in January 2007	565,000	565	1,129,435	-	1,130,000
Issuance of common stock and warrants at $2.00 per unit in connection with conversion of Short Term Note in May 2007	200,000	200	399,800	-	400,000
Issuance of common stock and warrants at $2.00 per unit in June 2007	135,000	135	269,865	-	270,000
Issuance of common stock and warrants at $2.00 per unit in connection with conversion of Apollo Notes and interest in June 2007	2,167,877	2,168	4,333,586	-	4,335,754
Exercise of vested options at $.10 per share in July 2007	7,500	8	742	-	750
Exercise of vested options at $.20 per share in July 2007	10,000	10	1,990	-	2,000
Exercise of warrants at $1.00 per share in July 2007	7,500	8	7,492	-	7,500
Issuance of common stock and warrants at $2.20 per unit in July 2007	6,809,258	6,809	14,178,417	-	14,185,226
Issuance of common stock in connection with conversion of Convertible Notes at $0.90 per share in June 2007	47,222	47	42,453	-	42,500
Issuance of common stock in connection with conversion of Convertible Notes at $0.90 per share in July 2007	554,631	555	498,613	-	499,168
Issuance of common stock in connection with conversion of Convertible Notes at $0.90 per share in August 2007	111,111	111	99,889	-	100,000
Issuance of common stock in connection with conversion of Convertible Notes at $0.90 per share in September 2007	125,001	125	112,376	-	112,501
Issuance of common stock in exchange for services at $1.95 per share in June 2007	130,645	131	254,627	-	254,758
Issuance of options to purchase common stock to employees for services	-	-	722,220	-	722,220
Issuance of options to purchase common stock to non-employees for services	-	-	139,690	-	139,690
Allocation of value to warrants issued in conjunction with Bridge Notes	-	-	309,477	-	309,477
Allocation of value to warrants issued in conjunction with Short Term Notes	-	-	127,440	-	127,440
Allocation of value to beneficial conversion feature in connection with Short Term Notes	-	-	127,440	-	127,440
Net loss	-	-	-	(10,074,334)	(10,074,334)
Balances at September 30, 2007 (unaudited)	69,355,130	$69,356	$40,760,020	$(34,680,539)	$6,148,837

See Notes to Condensed Consolidated Financial Statements

Flagship Global Health, Inc. and Subsidiary
(Formerly known as Patients & Physicians, Inc.)
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2007 and 2006 and for the period from inception (July 9, 2002) to September 30, 2007 (unaudited)
	Nine Months Ended September 30,		For the period from inception (July 9, 2002) to September 30, 2007
	2007	2006
OPERATING ACTIVITIES
Net loss	$(10,074,334)	$(10,011,094)	$(34,680,539)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	861,910	1,081,022	3,194,519
Amortization of debt discounts and debt issuance costs	2,424,328	2,692,902	5,318,265
Depreciation and amortization expense	186,430	158,921	713,778
Deferred rent liability	115,916	-	388,632
Loss on sale of equipment	-	-	88,953
Common stock issued in exchange for services	254,758	-	506,441
Common stock issued as payment for interest expense	149,179	-	335,754
Preferred stock issued in exchange for services	-	-	85,000
Common stock issued to employees	-	-	83,896
Common stock issued to founders	-	-	16,000
Common stock issued to employees in lieu of compensation	-	-	1,591,406
Note payable issued in lieu of compensation	-	-	165,000
Impairment of long-lived assets	-	-	505,377
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(11,366)	129,245	(174,325)
Other non current assets	(34,071)	-	(35,336)
Restricted assets	-	(621,003)	(824,117)
Accounts payable and accrued liabilities	(103,555)	(132,289)	467,966

Net cash used in operating activities	(6,230,805)	(6,702,296)	(22,253,330)

INVESTING ACTIVITIES
Purchases of property and equipment	(156,681)	(72,741)	(1,233,220)
Proceeds from the sale of equipment	-	-	25,000
Net cash used in investing activities	(156,681)	(72,741)	(1,208,220)

FINANCING ACTIVITIES
Proceeds from stockholders	-	(18,130)	83,763
Proceeds from issuance of common stock and warrants	15,585,226	6,017	17,918,195
Proceeds from exercise of stock options	2,750	25,725	63,525
Proceeds from exercise of warrants	7,500	-	7,500
Proceeds from issuance of Redeemable Series A Convertible Preferred Stock	-	-	1,735,000
Common stock issued in exchange of accrued interest	186,575	-	-
Costs associated with issuance of Redeemable Series A Convertible Preferred Stock	-	-	(52,871)
Proceeds from exercise of warrants to purchase Redeemable Series A Convertible Preferred Stock	-	137,120	305,000
Proceeds from issuance of Redeemable Series B Convertible Preferred Stock	-	-	3,383,748
Costs associated with issuance of Redeemable Series B Convertible Preferred Stock	-	-	(37,015)
Proceeds from issuance of notes payable	400,000	4,000,000	7,335,000
Common stock issued in connection with acquisition	-	-	(76)
Bank overdraft, net	-	9,706	-
Debt issuance costs	-	(166,943)	(225,321)
Repayments of notes payable	(494,582)	(250,000)	(994,582)
Proceeds from issuance of convertible bridge notes, net	1,050,000	-	1,050,000
Proceeds from issuance of convertible term notes, net	-	4,181,400	4,181,400
Net cash provided by financing activities	16,737,469	7,924,895	34,753,266
Net increase in cash and cash equivalents	10,349,983	1,149,858	11,291,716
Cash and cash equivalents at beginning of period	941,733	138,344	-
Cash and cash equivalents at end of period	$11,291,716	$1,288,202	$11,291,716
Supplemental cash flow information
Cash payments for interest	$550,838	$370,179	$1,144,237

See Notes to Condensed Consolidated Financial Statements

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

All references to “Company”, “our”, “us”, or “we” shall apply to Flagship Global Health, Inc. and subsidiary.

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

During 2007 the Company established a wholly-owned subsidiary, Flagship Global Health-China, Inc. (“Flagship China”), in the People’s Republic of China (“PRC”). The purpose of establishing the subsidiary was to expand the Company’s worldwide operations and to provide the Company with a vehicle for making investments in joint ventures in the PRC in entities operating in related areas to the Company’s business.

To date, Flagship has been focused on developing an international membership-based specialty healthcare advocacy company providing physician referrals on a priority basis, emergent care needs, a personal electronic internet-based medical record repository and air evacuation to its members, all linked by a sophisticated IT management system.

Flagship Global Health, Inc. and Subsidiary
(Formerly known as Patients & Physicians, Inc.)
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (unaudited)

Flagship has not generated significant revenues through September 30, 2007, and is considered to be a development stage company in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses of $34,680,539 since inception (July 9, 2002), including $10,074,334 and $10,011,094 for the nine months ended September 30, 2007 and 2006, respectively.

The Company completed an equity financing in July 2007 and realized net proceeds of $14,185,226 (Note 5). Management recognizes that Flagship’s continuation as a going concern is dependent upon its ability to generate sufficient cash flows to allow the Company to continue the development of its business plan and satisfy its obligations on a timely basis. Although there can be no assurance, management believes that such cash flows will be provided by additional equity and/or debt financings through the time in which Flagship emerges from the development stage and generates sufficient positive cash flows from its operations. Our unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.             Summary of Significant Accounting Policies

Interim financial statements

The accompanying (a) condensed consolidated balance sheet as of December 31, 2006, which has been derived from audited statements, and (b) the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company's consolidated financial position and consolidated results of operations. The consolidated operating results for the three and nine months ended September 30, 2007 and 2006 are not necessarily indicative of the results to be expected for any other interim period of any future year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2006 included in its Form 10-KSB filed with the SEC on April 2, 2007.

Flagship Global Health, Inc. and Subsidiary
(Formerly known as Patients & Physicians, Inc.)
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (unaudited)

Consolidation

The condensed consolidated financial statements include the accounts of Flagship and its wholly-owned subsidiary, Flagship China. All significant intercompany transactions and balances have been eliminated in consolidation. The effect of foreign currency translation is diminimus.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues, if any, and expenses during the reporting period. The accounting estimates that require management’s most difficult and subjective judgments include capitalization of certain assets, depreciable/amortizable lives, impairment of long-lived assets, the expected volatility of common stock, and the fair value of common stock and options issued for services as well as the allocation of proceeds from the issuance of debt and equity instruments. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates.

Net loss per share

Net loss per share is computed based on the weighted average number of shares of common stock outstanding during the period.

Basic loss per share is computed by dividing loss available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding warrants, options and debt conversion features is antidilutive, due to the losses of the Company, they have been excluded from the Company’s computation of net loss per share for the three and nine months ended September 30, 2007 and 2006. Therefore, basic and diluted loss per share were the same for the three and nine months ended September 30, 2007 and 2006. The total number of potentially dilutive securities excluded from the calculation of diluted loss per share for the three and nine months ended September 30, 2007 and 2006 was 25,205,565 and 16,992,063, respectively.

Revenue Recognition

The Company recognizes revenues in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB No. 101”) as amended by SEC Staff Accounting Bulletin No. 104, Revenue Recognition, revised and updated (“SAB No. 104”), which stipulates that revenue generally is realized or realizable and earned, once persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable and collectibility is reasonably assured. The Company sells memberships to individuals and institutions for access to its healthcare service offerings. The Company recognizes revenue ratably, over the life of the membership. The Company recognized $151,499 and $29,248 of revenue for the nine months ended September 30, 2007 and 2006, respectively.

Flagship Global Health, Inc. and Subsidiary
(Formerly known as Patients & Physicians, Inc.)
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (unaudited)

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

The Company has accounted for non-employee compensation expense in accordance with Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (“EITF 96-18”), which requires non-employee share based compensation to be measured at their fair value as of the earlier of the date at which a commitment for performance to earn the equity instruments is reached (“performance commitment date”) or the date at which performance is complete (“performance completion date”). Non-employee stock options which involve only performance conditions when neither the performance commitment date nor performance completion date has occurred as of the interim financial reporting date are accounted for by measuring the instrument’s then-current fair value. As of September 30, 2007, the Company accounted for 2,545,000 options under the guidance of EITF 96-18.

The Company has followed the guidance outlined in Financial Accounting Standards Board (“FASB”) Interpretations (“FIN”) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (“FIN 28”) as it relates to computing expense when appreciation rights vest over time.

Income Taxes

In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes, and Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance in derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a significant effect on the Company’s unaudited condensed consolidated financial statements.

Flagship Global Health, Inc. and Subsidiary
(Formerly known as Patients & Physicians, Inc.)
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (unaudited)

Registration Payment Arrangements

The Company accounts for registration rights included in financing agreements in accordance with FASB Staff Position EITF 00-19-2, Accounting for Registration Payment Arrangements (“EITF-00-19-2”). In accordance with EITF 00-19-2, the Company examines the probability that the registration of all shares of common stock in connection with future possible exercises of outstanding warrants to remain effective. The Company expects the registration of such shares to remain effective and therefore no contingent liability has been recorded as of September 30, 2007.

Recent Accounting Pronouncements Issued, Not Yet Adopted

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Company is evaluating the potential impact, if any, of the adoption of SFAS No. 157 on its condensed consolidated financial statements.

In February 2007, FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 provides a “Fair Value Option” under which a company may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities. SFAS No. 159 will be available on a contract-by-contract basis with changes in fair value recognized in earnings as those changes occur. SFAS No. 159 is effective for fiscal years after November 15, 2007. SFAS No. 159 also allows early adoption provided that the entity also adopts the requirements of SFAS No. 157. The Company does not believe the adoption of SFAS No. 159 will have a material impact, if any, on its condensed consolidated financial statements.

Management does not believe that any other recently issued, but not yet effected, accounting standards if currently adopted would have a material effect on the Company’s condensed consolidated financial statements.

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

Flagship Global Health, Inc. and Subsidiary
(Formerly known as Patients & Physicians, Inc.)
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (unaudited)

A summary of stock-based compensation expense recognized during the three and nine months ended September 30, 2007 and 2006 is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Membership services	$207,020	$18,502	$243,326	$79,715
Selling, general and administrative	237,177	124,290	478,894	772,798
Non-employees	(212,450)	83,170	139,690	228,509
Total options expense	$231,747	$225,962	$861,910	$1,081,022

A summary of options activity for the nine months ended September 30, 2007 is presented below:

	Options	Weighted Average Exercise Price
Outstanding, December 31, 2006	7,213,250	$0.14
Granted	4,260,000	$2.00
Exercised	(17,500)	$0.16
Forfeited or expired	(47,500)	$0.71
Outstanding, September 30, 2007	11,408,250	$1.20
Exercisable, September 30, 2007	3,675,250	$0.88

Outstanding stock options at September 30, 2007, include 2,685,000 stock options which will vest based on performance criteria and whose measurement has not been achieved.

The fair value of each stock option grant to employees is estimated on the date of grant. A Black-Scholes option-pricing model, applying the following range of assumptions, was used to estimate the fair value for employee stock options issued:

	Nine Months Ended September 30,
	2007	2006
Expected volatility	81% to 82%	69%
Risk-free rate	4.23% to 5.03%	4.58% to 4.83%
Expected life of options	5.33 years	10 years

Flagship Global Health, Inc. and Subsidiary
(Formerly known as Patients & Physicians, Inc.)
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (unaudited)

Due to the Company’s limited history as a public company, the Company has estimated expected volatility based on the historical volatility of certain comparable companies as determined by management. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the Company’s employee stock options. The dividend yield assumption is based on the Company’s intent not to issue a dividend under its dividend policy. The expected term is based on the simplified method in accordance with SEC Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB No. 107”).

The weighted average grant-date fair value of the options granted was $1.81 per share and $0.90 per share for the nine months ended September 30, 2007 and 2006, respectively.

The options outstanding at September 30, 2007 have exercise prices ranging from $0.035 to $2.00 per share, a weighted average remaining contractual life of approximately 8.0 years and an intrinsic value of $7,126,533.

The options which are exercisable at September 30, 2007 have a weighted average remaining contractual life of approximately 7.9 years, and an intrinsic value of $862,775.

As of September 30, 2007, there was $1,924,285 of total deferred compensation cost related to options issued to employees that will be recognized in expense over a weighted average period of 1.6 years.

4.          Debt

Debt financings consist of the following as of September 30, 2007:

	Principal	Unamortized Debt Discount	Net
Laurus Convertible Notes	$3,587,500	$(493,666)	$3,093,834
Junior Convertible Notes	2,263,749	(322,816)	1,940,933
Bridge Notes	1,050,000	(217,284)	832,716
	$6,901,249	$(1,033,766)	5,867,483
Less current portion			3,885,453
Long term portion			$1,982,030

Flagship Global Health, Inc. and Subsidiary
(Formerly known as Patients & Physicians, Inc.)
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (unaudited)

Convertible Bridge Notes

The Company issued an aggregate of $1,050,000 of 9% convertible notes in the second quarter of 2007 (the “Bridge Notes”). Total unpaid principal, together with all accrued interest is due one year from the issuance date of each. The Bridge Note holders received 525,000 warrants to purchase shares of the Company’s common stock at an exercise price equal to $2.00 per share and a five year term. In the event the Company completes the closing of a financing, as defined, at any time prior to the maturity of the Bridge Notes, the Bridge Note holders may, at their sole option, convert the remaining outstanding principal and accrued interest, into the form of securities issued in such next round of financing on the same terms and conditions and the same price per share of the securities issued in such financing. The Company allocated the $1,050,000 of proceeds from the Bridge Notes based on the computed relative fair values of the debt and the warrants issued to the Bridge Note holders. The warrants were valued using a Black-Scholes option pricing model with the following assumptions: (1) common stock fair values ranging from $1.05 - $1.50 per share on the date of issuance, (2) expected volatility of 81%, (3) risk free rates ranging from 4.51% to 4.55% on the date of issuance, (4) life of 5 years and (5) no dividend, which resulted in a fair value of $438,813 for the warrants. The resulting relative fair value of the warrants was $309,477. Accordingly, the resulting relative fair value allocated to the debt component at the date of issuance was $740,523. Since the conversion of the Bridge Notes is contingent upon the completion of a future event no beneficial conversion was recorded at the time of issuance.

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

Laurus Notes

In 2006 Flagship entered into a securities purchase agreement (the “Laurus Securities Agreement”) with Laurus Master Fund, Ltd. (“Laurus”). Under the Laurus Securities Agreement, Laurus purchased from Flagship a secured convertible term note (the “Laurus Convertible Note”) in an aggregate principal amount of $4,100,000. The Laurus Convertible Note bears interest at 1.0% above the prime rate, with a minimum interest rate of 7%, and is convertible in whole or in part into common stock of the Company at a fixed conversion price of $0.90 per share at the election of Laurus. During July 2007, Laurus converted principal of $270,000 of the Laurus Convertible Note in exchange for 300,000 shares of the Company’s common stock.

Flagship Global Health, Inc. and Subsidiary
(Formerly known as Patients & Physicians, Inc.)
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (unaudited)

Junior Notes

In 2006 Flagship entered into a securities purchase agreement (the “Junior Securities Agreement”) with certain holders of Flagship’s short-term notes. Under the Junior Securities Agreement, the note holders (the “Junior Note Holders”) agreed to convert $3,000,000 of the short-term notes previously issued into secured convertible term notes (the “Junior Convertible Notes”) in Flagship. The Junior Convertible Notes bear interest at 1.0% above the prime rate, with a minimum interest rate of 7% and are convertible in whole or in part into common stock of the Company at a fixed conversion price of $0.90 per share at the election of each of the Junior Note Holders. During June 2007 two Junior Note Holders converted principal of $42,500 of Junior Convertible Notes in exchange for 47,222 shares of the Company’s common stock. Additionally, several Junior Note Holders converted principal of $441,669 of Junior Convertible Notes in exchange for 490,743 shares of the Company’s common stock during the third quarter of 2007.

Debt Discount and Debt Issuance Costs

During the nine months ended September 30, 2007, and 2006, $2,347,718 and $2,648,923, respectively, of debt discounts were amortized and included in amortization of debt discounts and debt issuance costs on the accompanying condensed consolidated statements of operations. During the nine months ended September 30, 2007 and 2006, $76,610 and $43,979, respectively, of debt issuance costs have been amortized and are included in amortization of debt discounts and debt issuance costs on the accompanying condensed consolidated statements of operations.

Convertible Notes

Flagship was originally required to repay the Laurus Convertible Notes and Junior Convertible Notes (collectively the “Convertible Notes”) on a monthly basis over a 24 month period beginning on February 1, 2007. In 2007 holders of the Convertible Notes and the Company executed waivers (the “Waivers”) whereby the parties agreed that the first monthly payment would be deferred until July 1, 2007. All deferred payments would be payable in January 2009. As consideration for the Waiver the Company agreed to pay a fee of approximately $57,500 to the Convertible Note holders. The Company will amortize the fee for the remaining time the Convertible Notes are outstanding. The Company has determined that the changes in the repayment of the debt per the Waivers did not substantially change the Convertible Notes. As of September 30, 2007, $9,079 of the fee has been amortized on the accompanying condensed consolidated statements of operations and charged to interest expense.

Flagship Global Health, Inc. and Subsidiary
(Formerly known as Patients & Physicians, Inc.)
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (unaudited)

In connection with the issuance of the Convertible Notes, the Company issued warrants to purchase 1,902,174 shares of common stock at an exercise price of $.92 per share and a term of seven years.

5.             Capital Stock

    Increase in Authorized Shares

In April 2007 a majority of the stockholders of Flagship approved an increase in the number of authorized shares of common stock from 125,000,000 shares to 175,000,000 shares and the number of authorized shares of preferred stock from 5,000,000 shares to 25,000,000 shares.

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

In November 2006 the Company commenced a private placement to raise up to $8,000,000 in interim financing (the “Interim Financing”) by issuing up to 4,000,000 newly issued shares of the Company’s common stock at a price of $2.00 per share and up to 1,000,000 warrants to purchase shares of common stock at an exercise price of $1.00 per share and a term of seven years. The investors received warrants to purchase one share of the Company’s common stock for every two shares of common stock purchased.

The table below summarizes the investment activity related to the Interim Financing:

Date	Investment Amount	Shares of Common Stock Issued	Warrants Issued to Purchase Common Stock
December 2006	$2,200,000	1,100,000	550,000
January 2007	1,130,000	565,000	282,500
April 2007	400,000	200,000	100,000
June 2007	270,000	135,000	67,500
Total	$4,000,000	2,000,000	1,000,000

Flagship Global Health, Inc. and Subsidiary
(Formerly known as Patients & Physicians, Inc.)
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (unaudited)

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

In accordance with the Interim Financing, the Company granted the investors certain piggyback registration rights and agreed to register the common stock issued to the investors and the common stock underlying the warrants in connection with the registration statement expected to be filed in connection with the next financing. In connection with the Securities Purchase Agreement entered into in July 2007 (see below), all of the participants in the Interim Financing agreed to defer registering their stock until such time as the Company meets the SEC regulations that will allow all of the shares relating to the Interim Financing to be registered.

FrontPoint Financing

In July 2007 the Company sold 6,809,258 shares of its common stock and issued 2,042,777 warrants to purchase common stock at a price of $2.20 per unit, for an aggregate of $14,980,367 (the “FrontPoint Financing”) to FrontPoint Healthcare Fund, L.P., FrontPoint Healthcare Fund 2X, L.P., FrontPoint Healthcare Horizons Fund, L.P. and FrontPoint Healthcare Long Horizons Fund, L.P. (collectively, “FrontPoint”). The warrants are exercisable beginning July 16, 2008, have an exercise price of $3.00 per share and a term of four years. The Company incurred $795,141 of financing costs related to the FrontPoint Financing and, accordingly, has recorded such costs as an offset to additional paid-in capital on the accompanying condensed consolidated balance sheets.

In accordance with the terms and conditions of the FrontPoint Financing, the Company and FrontPoint entered into a Registration Rights Agreement (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, the Company agreed to register FrontPoint’s shares of common stock issued under the Securities Purchase Agreement and the common stock underlying the warrants. The Company’s registration was filed with the SEC and became effective on September 19, 2007. The Company expects the registration of such shares to remain effective and, therefore, no contingent liability has been recorded as of September 30, 2007.

Flagship Global Health, Inc. and Subsidiary
(Formerly known as Patients & Physicians, Inc.)
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (unaudited)

6.	Commitments and contingencies

Pending litigation

A former independent contractor (the “Plaintiff”) has filed a lawsuit against the Company and Flagship, among others. The Plaintiff alleges that he was promised employment with the Company and performed services to Flagship based on these promises. The Plaintiff is seeking compensatory and punitive damages, including the issuance of additional shares of stock for these services and attorney fees in an aggregate amount of approximately $1,800,000. The Company believes this lawsuit is without merit and intends to defend it vigorously. In management’s opinion the final resolution of this matter will not have material impact on the consolidated financial position or consolidated results of operations of the Company.

7.	Warrants

Outstanding warrants to purchase common stock issued in connection with financings consist of the following at September 30, 2007:

	Warrants	Exercise Price	Expiration
Warrants issued in connection with Convertible Notes	1,902,174	$0.92	1/31/2013
Warrants issued in connection with Convertible Bridge Notes	525,000	$2.00	Various
Warrant issued in connection with Short Term Note	200,000	$2.00	4/30/2012
Warrants issued in connection with the Interim Financing	1,000,000	$1.00	Various
Warrants issued in connection with Apollo Notes conversion	1,083,939	$1.00	6/7/2014
Warrants issued in connection with FrontPoint Financing	2,042,777	$3.00	7/16/2011

	6,753,890

Flagship Global Health, Inc. and Subsidiary
(Formerly known as Patients & Physicians, Inc.)
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (unaudited)

8.  Supplemental disclosure of non-cash investing and financing activities.

	Nine Months Ended September 30,		For the period from inception (July 9, 2002) to September 30, 2007
	2007	2006
Value of contributions in-kind relating to Redeemable Series A Convertible Preferred Stock issued	$-	$-	$85,000
Value of contributions in-kind relating to common stock issued	$-	$-	$760,000
Value of warrants issued in connection with Redeemable Series A Convertible Preferred Stock	$-	$-	$143,066
Common Stock issued to founders	$-	$-	$16,000
Accretion of Redeemable Series A Convertible Preferred Stock	$-	$160,421	$195,937
Accretion of Redeemable Series B Convertible Preferred Stock	$-	$33,617	$37,872
Common stock issued to employees in lieu of compensation	$-	$-	$1,591,406
Common stock issued in exchange for services	$254,758	$-	$506,441
Conversion of Redeemable Series A Convertible Preferred Stock and Redeemable Series B Convertible Preferred Stock to common stock	$-	$5,509,605	$5,509,605
Issuance of common stock in connection with acquisition	$-	$(76)	$(76
Issuance of common stock in connection with financing	$-	$1,951	$1,951
Issuance of common stock in connection with the share exchange	$-	$-	$1,200
Cancellation of founder’s shares	$-	$-	$3,510
Allocation of value to common stock, issued in connection with acquisition	$-	$-	$186,000
Allocation of value to common stock, issued in connection with convertible debt financings	$-	$3,223,389	$3,135,698
Conversion of Convertible Notes to common stock	$754,169	$-	$754,169
Conversion of Apollo Notes and accrued interest to common stock and warrants	$4,335,754	$-	$4,335,754
Allocation of value to warrants issued in connection with debt financings	$436,917	$457,671	$894,588
Conversion of Short Term Note to equity	$400,000	$-	$400,000
Value of beneficial conversion feature in connection with convertible debt financings	$127,440	$1,695,111	$1,822,551
Conversion of short term notes to Junior Convertible Notes	$-	$3,000,000	$3,000,000

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

We have expanded the scope of the Company’s product offerings while also expanding it globally. This wider scoping of the business has contributed, in part, to the significant losses we have experienced since inception and we cannot assure you that our business will be successful.

The Company has a history of significant losses and may not be profitable in the future and has going concern considerations.

Flagship has a history of net losses and has an accumulated deficit of $34,680,539 from inception (July 9, 2002) through September 30, 2007. This amount does not include losses of Flagship prior to the Share Exchange, as defined herein. Furthermore, developing the Company’s business strategy and expanding the Company’s services will require additional capital, which may or may not be available to the Company. You should not rely solely on the public market valuation of the Company and the views of security analysts and investors for assessing the operational, business and financial success of the Company. Fluctuations in our quarterly operating results or our inability to achieve or maintain profitability may cause volatility in the price of our common stock in the public market. In light of these factors, among others, our independent registered public accounting firm has stated that there is substantial doubt about our ability to continue as a going concern in their opinion dated March 28, 2007 on our audited financial statements. The financial statements do not include any adjustments that might result for the outcome of this uncertainty.

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

Future Sales By Our Stockholders May Negatively Affect Our Stock Price And Our Ability To Raise Funds In New Stock Offerings.

Sales of our common stock in the public market could lower the market price of our common stock. Sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable or at all. Of the 69,482,630 shares of common stock outstanding as of October 31, 2007, 21,467,964 shares are freely tradable without restriction, unless held by our "affiliates". The remaining 48,014,666 shares of common stock, which are held by existing stockholders, including the officers and directors, are "restricted securities" and may be resold in the public market only if registered or pursuant to an exemption from registration. Some of these shares may be resold under Rule 144.

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

The Company’s Chief Financial Officer (the “CFO”) is solely responsible for the accounting and reporting functions for the Company and outsources certain of its accounting and reporting functions to an independent third party. As a result, the Company currently has limited segregation of duties regarding the Company’s accounting and reporting functions. Management recognizes this limited segregation of duties as a deficiency in the Company’s internal controls and is planning to implement procedures to mitigate this deficiency.

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

Under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, Congress established a set of federal national privacy standards for the protection by health plans, healthcare clearinghouses, healthcare providers and their business associates of individually identifiable health records. While the Company’s members own and control their own personal health records, the Company’s maintenance of these records using Flagship Global Health IDTM may subject the Company to HIPAA regulations. Furthermore, legislation regarding HIPAA is evolving and often confusing as it applies to new businesses such as the Company. Violation of HIPAA could result in substantial penalties that could adversely affect the Company’s future.

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

During 2007 the Company established a wholly-owned subsidiary, Flagship Global Health-China, Inc. (“Flagship China”), in the People’s Republic of China (“PRC”). The purpose of establishing the subsidiary was to expand the Company’s worldwide operations and to provide the Company with a vehicle for making investments in joint ventures in the PRC in entities operating in related areas to the Company’s business.

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

We have followed the guidance outlined in Financial Accounting Standards Board (“FASB”) Interpretations (“FIN”) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (“FIN 28”), as it relates to computing expense when appreciation rights vest over time. As of September 30, 2007, we accounted for 2,545,000 options under the guidance of EITF 96-18.

The fair value of each stock option grant to employees is estimated on the date of grant. The fair value of each stock option grant to non-employees is estimated on the applicable performance commitment date, performance completion date, or interim financial reporting date.

Results Of Operations For The Three Months Ended September 30, 2007 Compared To The Three Months Ended September 30, 2006

Our activities to date have been focused on developing a membership-based international health assurance company providing health management and emergency support resources typically not available through conventional medical insurance. The Company provides physician referrals, on a priority basis, and emergent care needs to its members, all linked by a sophisticated management system and is still a development stage company. Our operating activities to date have consisted primarily of developing our membership and physician databases and establishing our physician network. We had revenues of $52,931 and total operating expenses of $2,733,007 for the three months ended September 30, 2007 compared to revenues of $12,062 and total operating expenses of $2,261,621 for the three months ended September 30, 2006.

Revenues

Our total revenue increased by $40,869 to $52,931 for the three months ended September 30, 2007 versus $12,062 for the three months ended September 30, 2006. The increase is a result of the recognition of revenue from sales of annual memberships from 2006. We are still in the stages of early product and services development and we do not expect to generate significant revenue from our various product lines until late 2007.

Costs of Revenue

Our total costs of revenue increased to $12,137 for the three months ended September 30, 2007 versus $5,588 for the three months ended September 30, 2006. The increase is directly related to costs associated with the recognition of revenues related to membership sales.

Total Expenses

Total operating expenses for the three months ended September 30, 2007 were $2,733,007 compared to $2,261,621 for the three months ended September 30, 2006, an increase of $471,386 or 20.8%. The increase in expenses incurred during the three months ended September 30, 2007 as compared to 2006, are set forth in greater detail below and in the accompanying condensed consolidated financial statements attached.

Membership services expenses. Membership services expenses decreased by $205,752, or 35.7%, to $371,250 for the three months ended September 30, 2007 versus $577,002 for the three months ended September 30, 2006. The decrease was principally due to a reduction in personnel resulting in a decrease in related costs of approximately $106,000 and a reduction in the expense related to option issued to consultants of approximately $296,000 which, since these options are marked to market, was a result of a decrease in the market price of the company’s stock. This decrease was offset by increases in the amortization of stock options of approximately $188,518 related to the issuance of options to employees.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by $677,138, or 40.2%, to $2,361,757 for the three months ended September 30, 2007 as compared to $1,684,619 for the three months ended September 30, 2006. This increase was principally attributable to one time expenses of $337,500 related to establishing the business in China, an increase in occupancy costs of approximately $107,000 related to the move to larger office space in late 2006, an increase of approximately $58,000 related to technology and communication costs due to increased use of outside consultants to maintain the systems, an increase in sales and marketing expenses of approximately $127,000 and an increase of approximately $183,000 related to increases in professional fees and investor relations costs related to being a public company, as well as the use of a labor consultant in the current quarter. These increases were offset by decreases in personnel costs of approximately $78,000 related to a decrease in personnel and a decrease of approximately $52,000 due to options issued in the prior year.

Interest income. Interest income increased by $104,405 to $128,138 for the three months ended September 30, 2007 as compared to $23,733 for the three months ended September 30, 2006. This increase was a result of having more cash on hand during the current three months ended September 30, 2006 as compared to the same period in 2006 due to the financing that closed in July 2007.

Amortization of debt discounts and debt issuance costs. Amortization of debt discounts and debt issuance costs decreased by $361,940 to $657,594 for the three months ended September 30, 2007 versus $1,019,534 for the three months ended September 30, 2006. The costs allocated to the debt are charged to operations over the life of the debt using the interest method, which produces a constant periodic rate of return.

Interest expense. Interest expense decreased to $186,048 for the three months ended September 30, 2007 versus $250,957 for the three months ended September 30, 2006. This decrease of approximately $65,000 is primarily due to a reduction in the principal amount of convertible notes outstanding as a result of certain conversion to common stock and the conversion of a $4,000,000 note to equity in June 2007. These decreases were partially offset by an increase in interest expense incurred in the current period related to the issuance of $1,050,000 of short term notes, which did not exist in 2006.

Other income, net. Other income, net increased $84,034 for the three months ended September 30, 2007 versus $0 for the same period in 2006. This increase was primarily due to the sublease income generated from subletting our vacated office space in November 2006.

Net loss

As a result of the foregoing, for the three months ended September 30, 2007, net loss decreased by $178,222, or 5.1%, to a net loss of $3,323,683, compared to a net loss of $3,501,905 for the corresponding period in 2006.

Results of Operations For The Nine Months Ended September 30, 2007 Compared To The Nine Months Ended September 30, 2006

We had revenues of $151,499 and total operating expenses of $7,485,345 for the nine months ended September 30, 2007 and revenues of $29,248 and total operating expenses of $6,859,466 for the nine months ended September 30, 2006.

Revenue

For the nine months ended September 30, 2007, we generated revenues of $151,499 as compared to $29,248 for the nine months ended September 30, 2006. This increase is due to the recognition of revenue from the sale of annual memberships which has been increasing in 2007. We are still in the stages of early product and services development and we do not expect to generate significant revenue from our various product lines until 2008.

Costs of Revenue

Our total costs of revenue increased to $24,745 for the nine months ended September 30, 2007 versus $9,309 for the nine months ended September 30, 2006. The increase is directly related to costs related to the recognition of revenue from membership sales.

Total Expenses

Total operating expenses for the nine months ended September 30, 2007 were $7,485,345, compared to $6,859,466 for the nine months ended September 30, 2006, an increase of $625,879 or 9.1%. The expenses incurred for 2007 as compared to 2006, are set forth in greater detail below and in the accompanying condensed consolidated financial statements attached.

Costs and Expenses

Membership services. Membership services expenses decreased by $204,639, to $1,667,275 for the nine months ended September 30, 2007, versus $1,871,914 for the nine months ended September 30, 2006. These decreases were attributable to a decrease of approximately $278,000 related to costs associated with a reduction in personnel and a reduction of approximately $37,000 related to the expiration of certain software licenses. These decreases were partially offset by increases in stock compensation expense related to the amortization of stock options of approximately $75,000 and stipends paid to regional business consultants related to the establishment of business in China of approximately $34,000.

Selling, general and administrative. Selling, general and administrative expenses increased by $830,518, or 16.7%, to $5,818,070 for the nine months ended September 30, 2007, as compared to $4,987,552 for the nine months ended September 30, 2006. This increase was due to an increase in occupancy costs of approximately $497,000 related to the move to the Company’s new headquarters in late 2006, increases in professional fees of approximately $774,000, including legal and accounting, and investor relations all related to being a public company, an increase of approximately $111,000 in technology and communications primarily related to the outsourcing of computer maintenance in 2007, and one time expenses of $337,500 related to establishing the business in China. These increases were offset by decreases in personnel resulting in a reduction in salaries and related costs of approximately $203,000, a decrease of approximately $459,000 directly related to a reduction in the number of stock options granted in 2006 versus 2007 and a charge of $240,000 incurred in 2006 related to the acquisition of the public shell not incurred in 2007.

Interest income. Interest income increased by $93,147 to $142,787 for the nine months ended September 30, 2007, as compared to $49,640 for the nine months ended September 30, 2006. This increase was due to the Company having more cash on hand as a result of the financing which closed in July 2007.

Amortization of debt discounts and debt issuance costs. Amortization of debt discounts and debt issuance costs decreased by $268,574 to $2,424,328 for the nine months ended September 30, 2007, versus $2,692,902 for the same period last year. This decrease was due to a change in the estimated fair market value of the common stock used in the amortization calculation of the discounts on the Convertible Note financing that closed in January 2006. The costs allocated to the debt are charged to operations over the life of the debt using the interest method, which produces a constant periodic rate of return.

Interest expense. Interest expense increased by $137,231 to $665,536 for the nine months ended September 30, 2007 versus $528,305 for the nine months ended September 30, 2006. The increase is primarily due to the Convertible Notes being outstanding for nine months in 2007 versus eight months in 2006, and the Apollo Notes being outstanding for four months in 2006 versus five months in 2007. These increases were offset by the interest expense related to the short term notes payable issued in 2007.

Other income, net. Other income, net increased to $231,334 in 2007 versus $0 in 2006. This increase was primarily due to the recognition of sublease income generated from our subletting our vacated office space in 2007.

Net Loss

For the nine months ended September 30, 2007, we had a net loss of $10,074,334, as compared to a net loss of $10,011,094 for the same period in 2006, an increase of $63,240. Net loss per common share improved from a loss of $0.22 per share in 2006 to $0.16 per share in 2007.

Liquidity And Capital Resources

At September 30, 2007, the Company had a working capital of $7,112,623, compared to a working capital deficiency of $5,072,906 at December 31, 2006. This change is primarily the result of the completing an equity financing in the net amount of $14,185,226 in July 2007, proceeds from short term notes of $1,050,000 and the conversion of $4,000,000 of short term convertible notes into common stock in the second quarter of 2007. These increases were offset by an increase in the current portion of the debt financings of approximately $1,800,000, a decrease in accounts payable and accrued liabilities of approximately $104,000, and cash used for operating activities of approximately $6,044,000.

At September 30, 2007 current liabilities include the current portion of the debt financings. The principal amount of the Convertible Notes, $7,100,000, is payable in installments over twenty-four months, commencing in July 2007 and the principal amount of the Convertible Bridge Notes, $1,050,000, is due in full in the first half of 2008. The Convertible Notes accrue interest at 1.0% above the prime rate and the Convertible Bridge Notes accrue interest at 9.0%.

We completed an equity financing in the net amount of $14,185,226 (the “Financing”) on July 17, 2007. The terms of the transaction provided for the issuance of newly issued shares of our common stock and warrants with a term of three years to purchase shares of our common stock at an exercise price equal to $3.00 per share. The total amount of warrants issued is equal to 30% of the number of shares purchased by each investor. Each unit was sold for $2.20 per unit.

Net cash used in investing activities was $156,981 for the nine months ended September 30, 2007, versus $72,741 for the nine months ended September 30, 2006. For the nine months ended September 30, 2006, investing activities included leasehold improvements in our new office space.

Net cash provided by financing activities during the nine months ended September 30, 2007 was $16,550,894 versus $7,924,895 during the nine months ended September 30, 2006. The increase of approximately $8,800,000 resulted from the net proceeds of approximately $15,600,000 resulting from the financing and other sales of common stock, and the issuance of Convertible Bridge Notes in the amount of $1,050,000 during the nine months ended September 30, 2007, versus proceeds of $4,100,000 received from the closing of the Convertible Notes and proceeds of $4,000,000 from issuance of the Term Notes during the same period in 2006.

Item 3A(T). Controls and Procedures.

A. Evaluation of Disclosure Controls and Procedures:

Our disclosure controls and procedures are designed to ensure that material information relating to the Company are made known by others within the Company to our Chief Executive Officer (“CEO”), CFO and others in the Company involved in the preparation of our annual report and our quarterly reports. The Company has evaluated, with the participation of the Company’s CEO and CFO, the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2007, pursuant to Exchange Act Rule 15d-15 and were determined not to be effective. Based upon that evaluation, the CEO and CFO identified deficiencies that existed in the design or operation of our internal control over financial reporting that it considered to be "material weaknesses." The Public Company Accounting Oversight Board defined a material weakness as a "significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected."

The material weakness identified relate to:

•	the lack of sufficient knowledge and experience among the internal accounting personnel regarding the application of US GAAP and SEC requirements; and

•	insufficient written policies and procedures for accounting and financial reporting with respect to the current requirements and application of US GAAP and SEC disclosure requirements.

Notwithstanding the existence of this material weakness in our internal control over financial reporting, our management believes, including our Chief Executive Officer and Chief Financial Officer, that the condensed financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

B. Changes in Internal Control over Financial Reporting:

There were no changes in our internal controls over financial reporting identified in connection with our evaluation of these controls during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

FLAGSHIP GLOBAL HEALTH, INC.

Date: November 13, 2007	By: /s/ Fred F. Nazem
Fred F. Nazem, Chief Executive Officer and Chariman

Date: November 13, 2007	By: /s/ Philip E. Barak
Philip E. Barak, Chief Financial Officer