Form 10KSB
period 2007-12-31
Flagship Global Health, Inc.
filed 2008-03-28
CIK 1051985

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-30556
___________________

FLAGSHIP GLOBAL HEALTH, INC.
(Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-3210792 (I.R.S. Employer Identification No.)

220 West 42nd Street, 23rd Floor New York, New York (Address of principal executive offices)	10036 (Zip Code)

(212) 340-9100
(Issuer's Telephone Number)

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
Yes ☐ No ☑

The issuer's revenues for the fiscal year ended December 31, 2007 were $306,102.

The aggregate market value of the common stock held by non-affiliates, based on the average of the bid and asked prices of the common stock as of March 27, 2008 was approximately $9,673,000.

As of March 27, 2008, the number of shares outstanding of the issuer's common stock is 69,482,630 shares.

Transitional Small Business Disclosure Format (Check one):
Yes ☐ No ☑

FLAGSHIP GLOBAL HEALTH, INC.

TABLE OF CONTENTS TO ANNUAL REPORT
ON FORM 10-KSB
YEAR ENDED DECEMBER 31, 2007

PART I

Item 1. Description of Business.

Flagship Global Health, Inc. (“Flagship”, the “Company” or “we”) (formerly known as Patients & Physicians, Inc., formerly known as Finity Holdings, Inc.) was incorporated in the State of Delaware on February 5, 1993. On June 27, 2006, the Company closed an Exchange Agreement (the “Share Exchange”) with all of the stockholders of Flagship Patient Advocates, Inc. (“Advocates”) (formerly known as Flagship Healthcare Management, Inc., formerly known as U.S. Open Healthcare Management Inc.), a corporation incorporated in the State of Delaware on February 5, 2004, whereby the Company issued 55,710,255 shares of newly issued common stock in exchange for all of the issued and outstanding capital stock of Advocates. Upon completion of the Share Exchange, Advocates’ stockholders controlled approximately 99% of the then issued and outstanding Common Stock of the Company. Prior to the Share Exchange, the Company was a shell company.

Following the Share Exchange, the business activities of Advocates were the activities of Flagship. As a result of these factors, this transaction has been treated as a reverse merger and a capital transaction, equivalent to the issuance of stock by Advocates for the Company’s net assets and, accordingly, the historical financial statements prior to June 27, 2006 are those of Advocates. All shares and per share data prior to the Share Exchange have been restated to reflect the stock issuances and the effect of the closing of the Share Exchange.

On January 12, 2007, a Certificate of Ownership and Merger was filed with the Secretary of State of the State of Delaware, pursuant to which the Company merged with its wholly owned subsidiary, Advocates. As a result of the merger, the Company assumed all the obligations of Advocates and the operations of Advocates were dissolved. As the surviving entity, the Company changed its name to Flagship Global Health, Inc. on January 12, 2007.

Flagship’s Business

Flagship is an international membership-based, healthcare management company dedicated to obtaining the highest quality of healthcare for its members, whether they are at home or traveling. Acting as a member’s healthcare advocate, Flagship is focused on providing priority access to renowned and clinically acclaimed physicians, which are typically difficult to access. Rather than simply providing names, Flagship offers physician referrals, priority scheduled appointments, emergent care needs, a personal electronic internet-based medical record repository, air evacuation and personalized advocacy services to its members, all linked by a sophisticated and proprietary information management system. For Flagship, healthcare advocacy means bringing about the delivery of exceptional quality medicine to each of our members. The Company derives revenue from the sale of annual memberships through a combination of various service offerings.

Flagship’s Products

Flagship offers seven services to our members bundled in several membership packages. The service offerings include Emergency Care Hotline, Flagship Global Health ID™, Emergency Air Evacuation, Priority Appointments with Leading Specialists, Medical Records Management, Medical Travel Planning and Comprehensive Executive Physicals. Packages are as follows:

	Specialist Care Direct™ Platinum	Specialist Care Direct™ Gold	Specialist Care Direct™ Silver	Emergency Care Direct™	Entry Level
Emergency Care Hotline	*	*	*	*	*
Flagship Global Health ID™	*	*	*	*	*
Emergency Air Evacuation	*	*	*	*
Priority Appointments With Specialists	*	*	*
Medical Records Management	*	*
Medical Travel Planning	*	*
Comprehensive Executive Physicals	*

An additional service was introduced in late 2007 for Second Opinion Medical Consultation. This model takes advantage of Flagship’s renowned specialists. In October 2007 Flagship entered into a Second Opinion Medical Consultation Agreement with Quinn-healthcare of Ireland. Under this service, Flagship provides second opinion services to eligible Quinn-healthcare policyholders for serious medical conditions. Members eligible for the service are required to provide all necessary medical documentation including a treating physician’s summary of the patient’s condition, related test reports, radiology, laboratory, pathology, and other similar information. Upon receipt of complete medical records, Flagship reviews and identifies the appropriate Flagship physician expert reviewer to provide a second opinion. The physician expert provides a written report to the member. Quinn-healthcare is a multinational organization with substantial interests in a range of diverse industry sectors throughout Central and Western Europe. Flagship recognizes revenue on a per-member-per month basis.

Flagship’s Services

Emergency Care Hotline
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

Flagship Global Health ID™
Flagship Global Health ID is a secure, web-based, repository for personal health information. Members carry a Flagship Global Health ID Card at all times, so emergency personnel anywhere in the world can access vital health information through the Internet in the event that the member is unconscious or otherwise unable to communicate. Flagship Global Health ID is also a lifetime personal health record that contains valuable information about past and present health issues. Members can enter their medical history and update their record through a standard web browser and decide with whom and how it is shared. When visiting a new doctor, members can simply print out a copy of their medical record or provide the doctor with password-protected access to the information on-line.

Emergency Air Evacuation
Flagship’s 24/7 medical air evacuation service is available if members are hospitalized more than 150 miles away from home. It provides medically equipped aircraft staffed with a trained medical team configured as flying intensive-care units. This service is available from virtually anywhere in the world at no extra cost to our members who carry this service in their membership. Under certain conditions, members can also be transported from their home hospital to specialty hospitals in the United States.

Priority Appointments with Leading Specialists
Our own highly personalized and responsive referral center is staffed by a clinical team of physicians and registered nurses who help research cutting edge “Medical Intelligence” for members that is not normally available on the Internet and to find them the best specialists for serious medical situations. We understand that life-threatening illnesses don’t wait; that is why we secure priority appointments with our specialists ― often within about one week of a member’s call. In addition, a team clinician will follow-up with members after their appointment to discuss outcomes and next steps.

Medical Records Management
Compiling and maintaining personal medical information can be a daunting task. We work with our Gold and Platinum Level members to compile their medical history from multiple sources and create one comprehensive, up-to-date health record. We then store this information online using our proprietary technology platform Flagship Global Health ID.

Medical Travel Planning
If you have medical conditions that require special care and attention while traveling or working away from their home or overseas, our medical-care specialist team will develop a personalized medical-care travel plan. We provide assistance in locating and arranging quality care for serious medical treatments, and for supplies and services such as purchase of diabetic supplies, renal dialysis, oxygen refills for those suffering emphysema, and more.

Comprehensive Physical Examination
Flagship will arrange a comprehensive physical examination and diagnostic evaluation at one of our leading executive-health facilities located around the country. These facilities include Cooper Clinic in Dallas, Emory Executive Health in Atlanta, George Washington University Medical Center in Washington DC, Greenbrier Clinic in WV, Sharp Rees-Stealy Medical Group in San Diego, Summit Medical Center in NJ and Virginia Mason Medical Center in Seattle.

The Market

Flagship is a part of a new and rising class of companies that collectively make up a new sector called consumer driven healthcare (“CDH”). The combination of poor quality outcomes in healthcare, consumer demand for choices in medical care and the burden of individuals paying an ever increasing portion of medical bills has been fueling the CDH movement. While Flagship should appeal to all demographics, a key opportunity is the “baby-boomer” population, those born between 1946 and 1964. The “baby boomer” population represents approximately 30% of the U.S. population, but owns more than two-thirds of the nation’s wealth. The “baby boomers” are also the key opinion leaders in the U. S. economy as they not only influence others with their own buying habits, but also often directly control the purchases for their children and elderly parents.

Marketing Strategy

Flagship is a patient advocacy and healthcare management company that helps discerning individuals make better and more informed decisions regarding their health care. This is analogous to financial advisors helping them with their finances and architects helping them build their homes. Flagship’s product positioning is best defined by its dedication to clinical advocacy and not financial or administrative help, which are offered by health insurance companies and others. Flagship provides health advocacy and extends to its members the privilege of access to outstanding healthcare specialists through annual memberships. Flagship’s products and services appeal to anyone, regardless of income, who values high quality healthcare and understands that serious medical situations can arise at any time and that, in the current healthcare environment, all consumers ― independent of their demographics ― are subject to significant risk in the lack of quality medical care.

Competition

To date, we are not aware of any direct competition from companies offering the same line-up of products and services as Flagship. There are five categories that include companies offering some variation of the products and services offered by Flagship.

•
Institution-Based Primary and Specialty Healthcare Providers comprised of a single hospital, a group of clinics or a network of medical centers aiming to provide personalized access to emergency, episodic or chronic care. These competitors provide guidance services that primarily include access to their own institutions’ resources. The institutions most often determine which physician the patient will see. Examples include the executive registry of most leading hospitals and clinics and Pinnacle Healthcare.

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

•	Web Search Services compile and offer lists of physicians with basic data about each physician and on-line information on illnesses and medical procedures. An example is WebMD.

•	Billing and Insurance Facilitators services include review of benefits, negotiation of procedures and claim disputes on behalf of the member/patient. An example is Health Advocates.

•
Concierge Medicine generally refers to a practice model whereby a primary care physician charges an annual fee to an exclusive set of patients in their locale. Concierge Medicine programs allow primary care doctors to reduce their practice size and increase the time spent with their patients. This type of service is designed for consumers who are seeking personalized healthcare alternatives and is gaining interest from physicians who are tired of dealing with health care insurance providers and HMO’s. Examples include MDVIP and MD2. Because Concierge Physicians practice at the primary care end of the healthcare spectrum, they are not typically competitive to Flagship and may, in fact offer a potential market for collaboration for offering Flagship services as embedded or optional to their annual fee.

Sales Strategy

Flagship’s sales strategy is a three-pronged simultaneous approach each targeting a different channel to access the potential Flagship member: Insurance and Benefits Planning Brokers, Second Opinion Opportunities and Embedded Products.

Insurance and Benefits Planning Brokers. Small, medium and large sized businesses rely heavily on agents to help structure employee benefit plans. These independent agents are trusted advisors and already have relationships within the principal decision makers of companies who can balance the medical coverage cost issues vs. maintaining and improving employee health. These agents represent multiple insurance companies and are always looking for new product offerings to go along with the other products they sell. Flagship services are an ideal complement to a broad range of employee benefit and financial planning services and appeal to a large percentage of agents in this field. Because Flagship is not insurance, it is an easy addition to the portfolio of a number of representatives who do not need insurance selling licensure to promote Flagship. A number of new programs have been implemented within Flagship to address the needs of this large distribution opportunity including clear collateral material as handouts and presentations as well as a web resource portal dedicated for broker information. New compensation plans have been structured that offer an attractive multi-year income stream from renewals. Revenue will be derived from the sale of Flagship’s products to individual and corporate members.

Second Opinion Opportunities. Flagship introduced the Second Opinion Medical Consultation service in late 2007. This model takes advantage of Flagship’s renowned specialists. Under this service, Flagship provides access to second opinion services to eligible members for serious medical conditions. Members eligible for the service are required to provide all necessary medical documentation including a treating physician’s summary of the patient’s condition, related test reports, radiology, laboratory, pathology, and other similar information. Upon receipt of complete medical records, Flagship reviews and identifies the appropriate Flagship physician expert reviewer to provide a second opinion. The physician expert provides a written report to the member. Flagship recognizes revenue on a per-member-per month basis. With the successful implementation of the Second Opinion model with Quinn-healthcare, Flagship is poised to address this need with a number of insurance carriers across the globe. These potential relationships are typically made without any external distribution intermediaries and contractually are handled by corporate Flagship staff to flowchart the respective responsibilities of each party and the member. Quinn-healthcare currently has over 460,000 members eligible for this Second Opinion benefit. Upon execution of an agreement, Account Management is required as an ongoing part of the relationship. Revenue is earned on a per-member per-month basis.

Embedded Products. Flagship opportunities for distribution include embedding Flagship full or partial services into insurance policies sold to policyholders, student insurance plans and travel packages of various kinds. In addition, Flagship has entered into several joint marketing agreements with third party marketers. Under the terms of these agreements, Flagship and the marketers will establish Flagship Product Programs through alliances, associations or affinity groups. The third party marketers are responsible for paying Flagship’s membership fees.

Intellectual Property

Flagship currently has one registered trademark and five trademarks applications pending before the U.S. Patent and Trademark Office. The registered trademark “Medcierge” (application no. 78/416,139, registration no. 3,149,553) was registered on September 26, 2006. Currently pending are applications for the trademarks “Flagship Global Health”, “Emergency Care Direct”, “Specialist Care Direct”, and “Emergency Care One”, with application nos. 77/299,154, 77/073,244, 77/073,240 and 77/376,549, respectively.

Additionally, an application for the trademark  is currently pending with application no. 77/377,228.

Flagship’s technology platform is considered to be an important strategic asset as it delivers important functionality that allows consistent focus on the highest levels of service to our members. Each component of the platform is designed to provide targeted functionality that streamlines access to critical information and coordinates interaction among the stakeholders. The Company offers the following applications:

•
Workbench: assists the Flagship Clinical Specialist by providing a sophisticated search engine that combines the medical needs of the member with the unique practice capabilities of each physician in the network. The search engine takes into account numerous factors regarding the referral including:

▪	The member’s preferences, such as distance to travel, physician gender, and office access requirements (e.g., wheel chair access)
▪	The member’s clinical needs
▪	The physician’s specialty and subspecialty
▪	Unique procedures and/or disease states the physician has indicated as key areas of excellence
▪	Numerous other factors, such as hospital affiliations and research interests

Taking all these factors into account, the search engine produces a list of physicians for the referral. The Workbench then facilitates specialist contact with the physician’s office in making an appointment for the member.

•
Flagship Global Health ID: a secure web application accessed using a standard internet browser, providing the member with access and control over a wide variety of personal health information. The information is managed and controlled by the member, but can be made accessible to other stakeholders (such as the police in the event of an emergency, a member’s relatives or network physician) when pre-authorized by the member. Flagship Global Health ID provides a centralized repository for key member health information, including:

▪	Personal medical history (diagnoses, procedures, allergies, immunizations, etc.)
▪	Family medical history
▪	Consent and Authorization forms
▪	Documents including:
-	Medical-legal documents such as living wills and medical powers of attorney
-	Clinical documents such as physician summary notes, test results, instruction forms
-	Medical images

•
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

Employees

We have 20 full time employees. In addition we currently have agreements with 4 general insurance agents who act as wholesalers to networks of brokers. The general insurance agents currently contractually represent over 3,200 brokers. Our employees include: three employees in sales and marketing, three employees in membership services, two employees in IT, six employees in the call center, two employees in international and four employees in executive and administrative positions.

Government Regulation

The business of the Company is subject to certain governmental regulations, including without limitation, anti-kickback laws, regulation of the medical profession, and privacy and security of patient health records.

•
Anti-kickback Laws: Federal and state laws govern patient referrals, physician financial relationships and inducements to healthcare providers and patients. Federal and a number of state anti-kickback laws prohibit persons or entities from offering, paying, soliciting or receiving anything of value, directly or indirectly, for the referral of patients covered by federal and state healthcare programs.

•
Medical Professional Regulation: The practice of most healthcare professions requires licensing under applicable state law. In addition, the laws in some states prohibit business entities from practicing medicine.

•
Privacy and Security of Personal Information: Under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, Congress established a set of federal national privacy standards for the protection by health plans, healthcare clearinghouses, healthcare providers and their business associates of individually identifiable health records.

For additional discussion of such regulation and its impact on the Company’s business, see the section entitled “Risk Factors” commencing on page 19 of this Form 10-KSB.

Additional Information

We are obligated to file periodic, quarterly and annual reports with the Securities and Exchange Commission (“SEC”) pursuant to the Exchange Act. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We file electronically with the SEC. The address of that site is http://www.sec.gov.

Item 2. Description of Property.

The Company does not own any real property. In November 2004, we subleased office space for our headquarters at 432 Park Avenue South, 13th Floor, New York, NY 10016. The lease is for approximately 9,000 square feet for a six year term through November 2010 with an annual rent of approximately $290,000. In November 2006, we moved to our current location and subleased this space to a third party for approximately the same amount as our annual rent liability.

On July 31, 2006, the Company entered into a sublease for our headquarters at 220 West 42nd Street, 23rd and 24th Floors, New York, NY 10036. The lease is for approximately 10,690 square feet for a ten and one half year term through 2016, with variable annual rent increases throughout the lease term from approximately $410,000 to $590,000. In addition, on October 24, 2006 the Company entered into a sublease for the 22nd floor at 220 West 42nd Street, New York, NY 10036. The lease is for approximately 6,487 square feet for a five year term with variable annual rent increases throughout the lease term from approximately $264,000 to $317,600. The Company believes that this office space will provide sufficient space for its operations for the near future.

On November 1, 2006, the Company entered into a lease for office space in China. The lease is for approximately 286 square meters for a two year term. The annual rent is approximately $44,600.

In the opinion of the Company’s management, each of the properties identified above is adequately covered by insurance.

The Company does not have a policy with respect to investments in (i) real estate or interests in real estate, (ii) investments in real estate mortgages, or (iii) securities of or interests in persons primarily engaged in real estate activities, as the Company does not invest in such assets in the ordinary course of its business.

Item 3. Legal Proceedings.

A former independent contractor, Thomas Zakrzewsky (the “Plaintiff”), filed a lawsuit against the Company, among others, in the Supreme Court, State of New York on December 13, 2005. The Plaintiff alleges that he was promised employment with the Company and performed services for the Company based on these promises. The Plaintiff is seeking compensatory and punitive damages, including the issuance of additional shares of stock for these services and attorney fees in an aggregate amount that could reach approximately $1,800,000. The Company believes this lawsuit is without merit and intends to defend it vigorously. In management’s opinion the final resolution of this matter will not have material impact on the consolidated financial position or results of operations of the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

During the quarter ended December 31, 2007, no matters were submitted to a vote of the Company’s stockholders.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Our common stock currently trades on the Over the Counter Bulletin Board ("OTCBB") under the symbol FGHH. The following are the high and low bid information for our common stock for each quarter within the last two fiscal years.

	Fiscal Year Ended 2007		Fiscal Year Ended 2006*
	High	Low	High	Low
First Quarter	$2.75	$0.37	$3.75	$1.50
Second Quarter	$2.60	$0.76	$20.00	$1.88
Third Quarter	$2.37	$0.65	$23.75	$8.75
Fourth Quarter	$1.25	$0.58	$11.00	$0.25
* The quotes above have been adjusted for a one (1) for one hundred twenty five (125) reverse stock split approved on June 27, 2006 by the shareholders. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. Immediately after the reverse stock split, Flagship closed the Share Exchange on June 27, 2006, with all of the stockholders of Advocates whereby Flagship issued 55,710,255 shares of newly issued common stock in exchange for all of the issued and outstanding stock of Advocates.

As of March 27, 2008, we had approximately 184 shareholders of record.

We have never declared or paid a dividend. We do not anticipate that we will declare or pay any dividends in the future.

Securities Authorized for Issuance under Equity Compensation Plans

The following table discloses information as of December 31, 2007 with respect to compensation plans (including individual compensation arrangements) under which the Company’s equity securities are authorized for issuance.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	I Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders (1)	10,018,250	$1.10	8,232,855
Equity compensation plans not approved by security holders	0	0	0
Total	10,018,250	$1.10	8,232,855

(1) Consists of securities available for issuance pursuant to Flagship Amended and Restated 2006 Stock Option and Grant Plan, which has been approved by our Board and stockholders.

Recent Sales of Unregistered Securities

In January 2005, March 2005 and April 2005, Flagship entered into a Securities Purchase Agreement with individual investors (the “Series B Investors”) to purchase a total of 5,205,764 of Flagship’s Series B Preferred Stock at a price of $0.65 per share for an aggregate purchase price of $3,383,748. The Series B Investors included Brian Stafford, Michael Holland, Roy Geronemus, Norman Krischer, Everett, LLC, Ron Insana, Edmund Hajiim, William R. Grant, Awad & Associates LP II, Andrew O’Keefe, Michael Meyer, Justin Palmer, Marcus Loo, Barry Hartman, William Drake, III, Douglas Stafford, Debra Estrada, Bruce McShane and Frank Cammisa.

In March 2005, Flagship issued a total of 3,031,250 shares of common stock to certain members of management to settle $606,250 of compensation costs accrued during the year ended December 31, 2004. The issuance of common stock included 1,041,667 shares issued to Fred Nazem, 625,000 shares issued to Stephen O’Brien, 687,500 shares issued to Benjamin Safirstein, and 677,083 shares issued to Richard Howard.

In January 2006, Flagship entered into an agreement with certain investors to invest $7,100,000 in Secured Convertible Term Notes (the “Notes”) in Flagship. The Notes are convertible into common stock at $0.90 per share. In connection with the issuance of the Notes, Flagship issued to the investors 7,968,950 shares of common stock. The investors also received seven year warrants representing the right to purchase 2,042,777 shares of common stock of Flagship with an exercise price of $0.92 per share. The investors and their investment included Laurus Master Fund, Ltd, $4,100,000, Fred Nazem, $1,000,000, OldIron Sports and Entertainment Company, Inc., $500,000, Brandon Fradd, $500,000, Valhalla Investment Partners, LP, $250,000, Daniel Keller, $100,000, Joseph Gatti, $100,000, John Keating, $100,000, Roger London, $100,000, Mark Gardy, $100,000, Edward Giles, $100,000, Pike Sullivan, $100,000, and Benjamin Safirstein, $50,000.

In June 2006, Flagship issued notes payable to Apollo Medical Partners, LP and Apollo Medical Offshore Partners, LP in the amounts of $2,700,000 and $1,300,000, respectively (the “Term Notes”). The Term Notes, including all accrued interest, shall become convertible into the form of securities issued in a subsequent round of financing at the price per share of the securities issued in such subsequent financing.

In October 2006, the Company issued 500,000 shares of common stock and warrants, representing the right to acquire 250,000 shares of common stock at an exercise price of $1.00 per share to Bruce McShane in connection with his equity investment of $1,000,000 in Flagship.

In November 2006, Flagship issued 100,000 shares of common stock and warrants, representing the right to acquire 50,000 shares of common stock at an exercise price of $1.00 per share to Roy Geronemus in connection with his equity investment of $200,000 in Flagship; 335,000 shares of common stock and warrants, representing the right to acquire 167,500 shares of common stock at an exercise price of $1.00 per share to Apollo Medical Partners, LP in connection with its equity investment of $670,000 in Flagship; and 165,000 shares of common stock and warrants, representing the right to acquire 82,500 shares of common stock at an exercise price of $1.00 per share to Apollo Medical Offshore Partners, LP in connection with its equity investment of $330,000 in Flagship.

In January 2007, Flagship issued 326,923 shares of common stock and warrants, representing the right to acquire 163,462 shares of common stock at an exercise price of $1.00 per share to Apollo Medical Partners, LP in connection with its equity investment of $653,846 in Flagship; and 173,077 shares of common stock and warrants, representing the right to acquire 86,539 shares of common stock at an exercise price of $1.00 per share to Apollo Medical Offshore Partners, LP in connection with its equity investment of $346,154 in Flagship.

In February 2007, Flagship issued 5,000 shares of common stock and warrants, representing the right to acquire 2,500 shares of common stock at an exercise price of $1.00 per share to Asher Kimchi in connection with his equity investment of $10,000 in Flagship; 10,000 shares of common stock and warrants, representing the right to acquire 5,000 shares of common stock at an exercise price of $1.00 per share to Asher Kimchi in connection with his equity investment of $20,000 in Flagship; and 50,000 shares of common stock and warrants, representing the right to acquire 25,000 shares of common stock at an exercise price of $1.00 per share to Mark Gardy in connection with his equity investment of $100,000 in Flagship.

In April 2007, Flagship issued a warrant representing the right to acquire 200,000 shares of common stock at an exercise price of $2.00 in connection with a loan received from Roger London in the amount of $400,000; a warrant representing the right to acquire 200,000 shares of common stock at an exercise price of $2.00 in connection with a loan received from David Chiu in the amount of $400,000; and a warrant representing the right to acquire 125,000 shares of common stock at an exercise price of $2.00 in connection with a loan received from Fred Nazem in the amount of $250,000.

In May 2007, Flagship issued a warrant representing the right to acquire 200,000 shares of Common Stock at an exercise price of $2.00 in connection with a loan received from OldIron Sports and Entertainment Company, Inc. in the amount of $400,000; and 200,000 shares of common stock and warrants, representing the right to acquire 100,000 shares of common stock at an exercise price of $1.00 per share to Roger London in connection with the conversion of a $400,000 Short Term Note.

In June 2007, Flagship issued 90,000 shares of common stock and warrants, representing the right to acquire 45,000 shares of common stock at an exercise price of $1.00 per share to Apollo Medical Partners, LP in connection with its equity investment of $180,000 in Flagship; 45,000 shares of common stock and warrants, representing the right to acquire 22,500 shares of common stock at an exercise price of $1.00 per share to Apollo Medical Offshore Partners, LP in connection with its equity investment of $90,000 in Flagship; 1,463,317 shares of common stock and warrants, representing the right to acquire 731,659 shares of common stock at an exercise price of $1.00 per share to Apollo Medical Partners, LP in connection with its conversion of an outstanding promissory note and accrued interest totaling $2,926,634 in Flagship; and 704,560 shares of common stock and warrants, representing the right to acquire 352,280 shares of common stock at an exercise price of $1.00 per share to Apollo Medical Offshore Partners, LP in connection with its conversion of an outstanding promissory note and accrued interest totaling $1,409,120 in Flagship.

In July 2007, Flagship issued a total of 6,809,258 shares of common stock and warrants representing the right to acquire 2,042,777 shares of common stock at an exercise price of $3.00 per share to investors in connection with a net equity investment of $14,185,226. The investors included FrontPoint Healthcare Fund, L.P., FrontPoint Healthcare Fund 2X, L.P., FrontPoint Healthcare Horizons Fund, L.P. and FrontPoint Healthcare Long Horizons Fund, L.P.

With respect to the sales of unregistered securities referenced above, all transactions were exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated under the 1933 Act. In each instance, the purchaser had access to sufficient information regarding Flagship so as to make an informed investment decision. More specifically, we had a reasonable basis to believe that each purchaser was an “accredited investor” as defined in Regulation D of the 1933 Act and otherwise had the requisite sophistication to make an investment in our securities. Unless otherwise disclosed the above selling stockholders are not broker-dealers or affiliates of broker-dealers.

Use of Proceeds From Recent Registration Statement

The Company filed a registration statement on Form SB-2 on December 5, 2007 to register for resale up to 7,107,462 shares of common stock that may be offered and sold from time to time by certain selling stockholders, of which 2,808,940 shares of common stock are issuable upon the exercise of outstanding warrants. The file number associated with this registration statement is 333-147852, the effective date and offering date were December 18, 2007 and the aggregate offering price was $5,757,044. The registration statement was a selling stockholders’ registration statement, and, from the effective date of the registration statement to December 31, 2007, the Company has not incurred any expenses in connection with the issuance and distribution of the securities registered.

The Company will receive no proceeds from the sale of shares of common stock in the offering, but it may receive net proceeds of up to approximately $3,526,440 upon the exercise, if any, of outstanding warrants, which will be used for working capital and general corporate purposes.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

This Annual Report on Form 10-KSB and certain information incorporated herein by reference contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities the Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included or incorporated by reference in this Annual Report on Form 10-KSB, other than statements that are purely historical, are forward-looking statements. In some cases, forward-looking statements are identified by words such as we “expect,” “anticipate,” “target,” “project,” “believe,” “goals,” “estimates,” and “intend.” Variations of these types of words and similar expressions are intended to identify these forward-looking statements. These forward looking statements include statements about our outlook for fiscal year 2008, including our anticipated gross margins; research and development expenses; selling, general and administrative expenses, and operating profitability. In addition, any statements that refer to our plans, expectations, strategies or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed in our Risk Factors and elsewhere in this report, as well as in the documents filed by us with the Securities and Exchange Commission, specifically the most recent reports on Form 10-QSB and 8-K, each as it may be amended from time to time. We undertake no obligation to revise or update publicly any forward-looking statement for any reason.

Certain reclassifications have been made to prior periods to conform to the fiscal year 2007 presentation.

Overview

Flagship Global Health, Inc. (“Flagship”, the “Company” or “we”) (formerly known as Patients & Physicians, Inc., formerly known as Finity Holdings, Inc.) was incorporated in the State of Delaware on February 5, 1993. On June 27, 2006, the Company closed an Exchange Agreement (the “Share Exchange”) with all of the stockholders of Flagship Patient Advocates, Inc. (“Advocates”) (formerly known as Flagship Healthcare Management, Inc., formerly known as U.S. Open Healthcare Management Inc.), a corporation incorporated in the State of Delaware on February 5, 2004, whereby the Company issued 55,710,255 shares of newly issued common stock in exchange for all of the issued and outstanding capital stock of Advocates. Upon completion of the Share Exchange, Advocates’ stockholders controlled approximately 99% of the then issued and outstanding Common Stock of the Company. Prior to the Share Exchange, the Company was a shell company.

Following the Share Exchange, the business activities of Advocates were the activities of Flagship. As a result of these factors, this transaction has been treated as a reverse merger and a capital transaction, equivalent to the issuance of stock by Advocates for the Company’s net assets and, accordingly, the historical financial statements prior to June 27, 2006 are those of Advocates. All shares and per share data prior to the Share Exchange have been restated to reflect the stock issuances and the effect of the closing of the Share Exchange.

On January 12, 2007, a Certificate of Ownership and Merger was filed with the Secretary of State of the State of Delaware, pursuant to which the Company merged with its wholly owned subsidiary, Advocates. As a result of the merger, the Company assumed all the obligations of Advocates and the operations of Advocates were dissolved. As the surviving entity, the Company changed its name to Flagship Global Health, Inc. on January 12, 2007.

Flagship is an international membership-based, healthcare management company dedicated to obtaining the highest quality of healthcare for its members, whether they are at home or traveling. Acting as a member’s healthcare advocate, Flagship is focused on providing priority access to renowned and clinically acclaimed physicians, which are typically difficult to access. Rather than simply providing names, Flagship offers physician referrals, priority scheduled appointments, emergent care needs, a personal electronic internet-based medical record repository, air evacuation and personalized advocacy services to its members, all linked by a sophisticated and proprietary information management system. For Flagship, healthcare advocacy means bringing about the delivery of exceptional quality medicine to each of our members. The Company derives revenue from the sale of annual memberships through a combination of various service offerings.

General Discussion on Results of Operations and Analysis of Financial Condition

For the years ended December 31, 2007 and 2006

Revenue

Subscription revenue for 2007 increased by $232,683 to $306,102 in 2007 as compared to $73,419 in 2006. The increase was primarily the result of the Company entering into two contracts in 2007 which generated revenue in the fourth quarter in addition to memberships sold in prior years generating a full year of revenue compared to prior years where memberships only generated revenue for a portion of the year.

Gross Profit

Gross profit was 81% in 2007 up from 78% in 2006. This increase was attributable to the increase in sales and certain costs of sales being allocated over a larger revenue base.

Total Costs and Expenses

Total costs and expenses for the year ended December 31, 2007 were $10,500,827, compared to $9,646,499 for the year ended December 31, 2006, an increase of $854,328 or 8.9%. The increase in expenses incurred during the year ended December 31, 2007 as compared to 2006 are set forth in greater detail below and in the accompanying consolidated financial statements attached.

Membership Services

Membership services expenses decreased by $123,475 to $2,118,768 in 2007, as compared to $2,242,243 in 2006. This decrease of 5.5% is attributable to a reduction in personnel, resulting in a decrease in wages and benefits of approximately $420,800 and related decrease in travel and entertainment of approximately $28,000. These decreases were offset by an increase in the number of Chiefs and Regional Medical Directors employed by the Company as we prepared for an increase in memberships, resulting in an increase of approximately $88,000 in stipends paid to Specialty Chiefs and Regional Medical Directors in 2007. There was also an increase in the amortization expenses related to stock-based compensation expense of approximately $233,400 due to the issuance of options to employees.

Selling, General and Administrative

Selling, general and administrative expenses increased by $962,221 to $8,264,201 in 2007, as compared to $7,301,980 in 2006. The increase of 13.2% included an increase in occupancy costs of approximately $534,000. This increase, a result of the Company moving to new headquarters in late 2006, is offset by sublease income of approximately $325,000 reported in other income. In addition, the Company incurred increases of approximately $987,000 related to professional fees and investor relations as a result of being a public company and requirements to file three registration statements during 2007. There were also increases of approximately $132,000 in computer maintenance as a result of outsourcing this function and $47,000 related to updating the Company’s existing web site. These increases were offset by decreases of approximately $186,000 related to salaries and related costs as a result of a reduction in personnel, the loss on the sale of equipment in 2006 of approximately $89,000 and a reduction in amortization of stock-based compensation expense of approximately $261,000. The Company also incurred a one-time charge in 2006 of $240,000 related to the cost of merging with the public shell.

Other Income and Expense

Interest income increased by approximately $186,000 to $252,711 in 2007, as compared to $66,730 in 2006. The increase in interest income is a result of the Company having more cash on hand during 2007 due to the FrontPoint Financing that took place in July 2007.

Interest expense increased by approximately $59,000 in 2007 to $837,948, as compared to $779,319 in 2006. This was a result of an increase in the interest rate payable on the Convertible Notes as a result of an increase in the prime rate during 2007 and the assumption of short term borrowings that took place in April and May 2007. These increases were offset by decreases related to the reduction in the outstanding principal on the Convertible Notes which were repaid on a monthly basis beginning in July 2007, conversions of principal into equity and the conversion of the outstanding Apollo Notes into equity in June 2007.

Amortization of debt discounts and debt issuance costs decreased by approximately $45,000 to $2,848,754 in 2007, versus $2,893,937 for the same period last year. This decrease was related to a decrease in the Convertible Notes outstanding during 2007. The costs allocated to the debt are charged to operations over the term of the debt using the effective interest method, which produces a constant periodic rate of return. These decreases were offset by debt discounts related to the short term borrowings charged to operations in 2007.

Other income, net increased to $384,981 in 2007, as compared to $40,640 in 2006. This increase was primarily related to sublease income generated as a result of the Company moving to its new headquarters in November 2006 and subleasing the vacated space.

Liquidity and Capital Resources

At December 31, 2007 the Company had working capital of approximately $3,807,000, compared to a working capital deficit of approximately $5,073,000 at December 31, 2006. The increase in working capital at December 31, 2007 is primarily attributable to an increase in the cash position of the Company of approximately $7,570,000 as a result of various financings that occurred in 2007 and the conversion of the Apollo Notes of $4,000,000 into equity in June 2007. This was offset by an increase in the current portion of the Convertible Notes of approximately $1,492,000 and a repayment of notes payable of approximately $1,309,000.

During 2007, we used a total of $7,738,401 in cash to support our operating activities. The use of cash in 2007 was primarily used to cover working capital required to operate the Company’s business activity offset by minimal income from membership revenues. Investing activities use of cash increased by approximately $319,000 to $431,649 in 2007 from $112,587 in 2006. The increase in 2007 was a result of leasehold improvements and furniture purchases related to the new office space and the purchase of equipment for the Company’s operations in China.

During 2007, cash generated from financing activities increased by approximately $5,693,000 to $15,739,811 in 2007 as compared to $10,046,713 in 2006. In 2007, the Company received net proceeds of $15,585,226 from various financings including: proceeds from the July 2007 FrontPoint Financing of approximately $14,185,000; proceeds from the Interim Financing of $1,800,000; and proceeds from the short term Bridge Notes of $1,050,000. This was offset by the repayment of the notes payable of $1,309,165. In 2006 the Company received net proceeds of $10,389,369 from three financings including: the January 2006 financing resulting in net proceeds of $4,181,400; the investment of $4,000,000 in June 2006 in the form of short term notes; and the sale of common stock and warrants in 2006 for $2,207,969.

The Company currently has approximately $1,500,000 on deposit in China and is in the process of repatriating these funds. Due to statutory regulation in China, this process may take time to complete. In the event that the Company is not able to repatriate these funds on a timely basis, it will have a significant impact on our ability to fund the Company’s continuing operations.

As of December 31, 2007, we had restricted cash of $824,117 which was used to secure certain obligations under our lease agreement for our principal offices located in New York, NY.

Going Concern

Our consolidated financial statements have been prepared assuming we will continue as a going concern. We have experienced net losses of $13,300,512 and $13,154,965 for the years ended December 31, 2007 and 2006, respectively, and $37,906,717 for the period from inception (July 9, 2002) to December 31, 2007. Although we had working capital of $3,806,676 at December 31, 2007, the losses from operations, among other factors, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty. Assurances cannot be given that adequate financing can be obtained to meet our capital needs. If we are unable to generate profits and unable to continue to obtain financing to meet our working capital requirements, we may have to curtail our business sharply or cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to obtain additional financing and, ultimately, to attain profitability. We expect our gross margins to decrease in 2008 to approximately 61% as forecasted cost of revenue anticipate the increases in sales commissions associated with revenue generated from various sales strategies. We expect expenses in 2008 to be substantially the same as 2007 as infrastructure is sufficient for us to meet the operating needs of our current membership base and the forecasted increase in the coming year as well as operating requirements. In the event that we are able to achieve our forecast for 2008, the Company will be cash flow positive in the fourth quarter of 2008. If we are unable to meet the forecast, the Company could have significant cash needs. Presently, the Company is considering various alternatives, including pursuing a private placement financing, as well as various sales strategies to improve cash from operations, in order to provide for the future working capital needs of the Company. Should the Company not be able to fund its working capital needs through a financing or increase in sales, we will be adversely affected and we may have to cease operations.

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

Due to the Company’s limited history as a public company, the Company has estimated expected volatility based on the historical volatility of certain comparable companies as determined by management. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the Company’s employee stock options. The dividend yield assumption is based on the Company’s intent not to issue a dividend under its dividend policy. The expected term is based on the simplified method in accordance with Staff Accounting Bulletin No. 107 on Share-Based Payment.

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

Flagship has a history of net losses and has an accumulated deficit of $37,906,717 from inception (July 9, 2002) through December 31, 2007. This amount does not include losses of Flagship prior to the Share Exchange, as defined herein. Furthermore, developing the Company’s business strategy and expanding the Company’s services will require additional capital, which may or may not be available to the Company. You should not rely solely on the public market valuation of the Company and the views of security analysts and investors for assessing the operational, business and financial success of the Company. Fluctuations in our quarterly operating results or our inability to achieve or maintain profitability may cause volatility in the price of our common stock in the public market. In light of these factors, among others, our independent registered public accounting firm has stated that there is substantial doubt about our ability to continue as a going concern in their opinion dated March 26, 2008 on our audited consolidated financial statements. The financial statements do not include any adjustments that might result for the outcome of this uncertainty.

The Company may be unable to fund future growth.

The Company’s business strategy calls for expansion through an increase in sales of memberships by its internal and external sales forces. To this end, the Company has decided to invest substantial funds to increase its sales and marketing resources in order to grow revenues. In order to implement this strategy, the Company will require funding for additional personnel, capital expenditures and other expenses, as well as for working capital purposes. Financing may not be available to the Company on favorable terms, if at all. If adequate funds are not available on acceptable terms, then the Company may not be able to meet its business objectives for expansion. This, in turn, could harm the Company’s business, results of operations and financial condition. In addition, if the Company raises additional funds through the issuance of equity or convertible debt securities, or a combination thereof, then the shareholders will suffer dilution, and any new securities may have rights, preferences and privileges senior to those of our common stock. Furthermore, if the Company raises capital or acquires businesses by incurring indebtedness, the Company will become subject to the risks associated with indebtedness, including interest rate fluctuations and any financial or other covenants that the Company’s lender may require. Moreover, if the Company’s strategy to increase its sales and marketing resources in order to grow revenues does not produce the desired result, then the Company may incur significant, unrecoverable expenses.

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

Lengthy sales and implementation cycles for the Company’s products and services makes it difficult to forecast revenues and, as a result, may have an adverse impact on the Company’s business.

The period from the Company’s initial contact with potential corporate buyers to the consummation of an agreement to offer the Company’s products and services to its employees is difficult to predict. These sales may be subject to delays due to a client’s internal procedures for approving such expenditures and other factors beyond the Company’s control. Implementation may be subject to delays based on the availability of the internal resources of the client that are needed, acceptance by potential members and other factors outside of the Company’s control. As a result, the Company has limited ability to forecast the timing of revenue from new members. This, in turn, makes it more difficult to predict the Company’s financial performance from quarter to quarter.

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

The Company may face significant competition for its products and services.

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

The Company’s products and services may not achieve acceptance in the marketplace.

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

The healthcare industry is highly regulated and is subject to changing political, legislative, regulatory and other influences. Existing and new Federal and state laws and regulations affecting the healthcare industry could create unexpected liabilities for the Company and cause the Company to incur additional costs and restrict the Company’s operations. Many healthcare laws are complex and their application to specific products and services may not be clear. In particular, many existing healthcare laws and regulations, when enacted, did not anticipate the healthcare products and services that the Company provides. However, these laws and regulations may nonetheless be applied to the Company’s products and services. As an international company, the Company may conduct business in a number of countries and thus may be subjected to local business practices, laws and regulations. The Company’s presence in the Chinese market in particular is a significant risk to our business. Management’s failure to accurately anticipate the application of these laws and regulations, or other failures to comply, could create liability, result in adverse publicity and negatively affect our businesses. Some of the risks the Company faces from healthcare regulation are as follows:

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

The Company faces potential liability related to the privacy and security of personal information it collects from consumer and healthcare professionals through its websites.

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

Risks Related to Our Stock Being Publicly Traded

We incur costs as a result of being a publicly-traded company.

As a publicly-traded company, we incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Securities Exchange Act of 1934, or the Exchange Act, recently adopted corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, and other rules implemented relatively recently by the Securities and Exchange Commission (the “SEC”) and the National Association of Securities Dealers (the “NASD”).

We do not intend to pay dividends on our Common Stock.

We have never declared or paid any cash dividend on our common stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future.

Penny stock rules could make it hard to resell your shares.

The Company’s common stock is traded on the OTCBB.  An investor may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our Common Stock. In addition, rules promulgated by the SEC impose various practice requirements on broker-dealers who sell securities that fail to meet certain criteria set forth in those rules to persons other than established customers and accredited investors. Consequently, the liquidity of the Company’s securities could be impaired, not only in the number of securities which could be bought and sold, but also through delays in the timing of transactions, reduction in security analysts’ and the news media’s coverage of the Company, and lower prices for the Company’s securities than might otherwise be attained.

Volatility in Our Common Share Price May Subject Us to Securities Litigation.

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management's attention and resources.

Our stock price may be volatile, which may result in losses to our shareholders.

 The stock markets have experienced significant price and trading volume fluctuations, and the market prices of companies listed on the OTCBB have been volatile in the past and have experienced sharp share price and trading volume changes. The trading price of our common stock is likely to be volatile and could fluctuate widely in response to many of the following factors, some of which are beyond our control:

•	variations in our operating results;
•	changes in expectations of our future financial performance, including financial estimates by securities analysts and investors;
•	changes in operating and stock price performance of other companies in our industry;
•	additions or departures of key personnel; and
•	future sales of our common stock.

Domestic and international stock markets often experience significant price and volume fluctuations. These fluctuations, as well as general economic and political conditions unrelated to our performance, may adversely affect the price of our common stock.

The Company lacks internal accounting personnel.

The Company’s Chief Financial Officer is solely responsible for the accounting and reporting functions for the Company and outsources certain of its accounting and finance functions to an independent third party. Although the Company currently has limited segregation of duties regarding the Company’s accounting and reporting functions, with the guidance of an outside consulting firm we have designed and implemented improvements in our internal controls over financial reporting. Our consultants have concluded that the Company’s use of an outsourcing firm for certain accounting functions provides reasonable accounting resources to provide us with the expertise needed to assist the Company in the preparation of its financial statements.

Item 7. Financial Statements.

Reference is made to page F-1 herein for the Index to the Consolidated Financial Statements.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management has established disclosure controls and procedures designed to ensure that information it is required to disclose in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission rules and forms. Such disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information the Company is required to disclose in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure.

Based on an evaluation of the Company’s disclosure controls and procedures as of December 31, 2007 made by management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) were effective as of December 31, 2007.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only with proper authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 based on criteria for effective control over financial reporting described in Internal Control — Integrated Framework (1992) created by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, and the Company’s completion of its plan to remediate the previously reported material weaknesses identified by its independent registered public accounting firm with respect to the Company’s financial statements for the year ended December 31, 2006, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended December 31, 2007 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

As of March 27, 2008, set forth below are the names of Flagship’s directors and officers, their ages, all positions and offices that they hold with Flagship, the period during which they have served as such, and their business experience during at least the last five years.

Name	Age	Position
John H. Flood III	56	President, Chief Executive Officer and Director
Richard Howard	58	Chairman
Richard P. Torykian, Sr.	66	Director
Michael Holland	63	Director
Brian Stafford	59	Director
Barbara McNeil, MD	64	Director
Philip Barak	56	Senior VP - Chief Financial Officer and Corporate Secretary
Clayton Larsen	49	Senior VP - Marketing and Sales
Mark Gardy, MD	47	Senior VP - Chief Medical Officer
________________________

John H. Flood III. Mr. Flood has been the President of Flagship since May 2006. On November 21, 2007, Mr. Flood was appointed as the Chief Executive Officer of Flagship. On December 12, 2007, Mr. Flood was also elected as a Director of Flagship. Mr. Flood will continue in his capacity as President of Flagship as well. He had been an EVP and Chief Marketing Officer of Patients & Physicians since February 2006 and had served in the same capacity for Flagship since February 2005. For the six months prior, he served as a consultant to the Company. From 1994 - 2004 Mr. Flood was the managing partner of Flood Donohue Johnston & McShane where he specialized in transactional law, negotiated physician employment contracts and also practiced in the areas of sports and entertainment law. From 1984 - 1994 he worked for NFL Properties, the centralized marketing company of the National Football League where he served as company counsel, Executive Vice President of Business Affairs and President. While at NFL Properties, the company grew from relatively modest sales in 1984 to over a billion dollars in retail sales by 1994. Mr. Flood has served on the Nominating Committee for the Harvard University Board of Overseers, Harvard University’s New York Schools and Scholarships Committee, has been a Board Member and Selector of the Lawrenceville School Alumni Association and has served as a Board Member of St. Michael’s Heart Research Institute in Newark, NJ. He received his AB in Psychology from Harvard University and his JD from the University of Virginia School of Law. He is admitted to the bar in the states of New York and New Jersey.

Richard Howard. On December 12, 2007, Mr. Howard was appointed as the new Chairman of Flagship. Richard Howard presently serves as the Managing Director of BHL Strategies, a consulting firm that provides management services to companies and nonprofit organizations.  Mr. Howard served on the Board of Directors of Flagship from November 2004 to July 2007 and was the President of Flagship from July 2004 to August 2005. From 2003 to 2004, he was the Managing Director of BHL Strategies, a consulting firm that provides management services to companies and nonprofit organizations. From 1985 to 2003, he worked for Genesis Health Ventures, Inc. At various times during his seventeen years with Genesis he served as Vice Chairman, President and Chief Operating Officer. He also served as a member of the Board for all seventeen years. He received a BS in Economics and Corporate Finance from the Wharton School at the University of Pennsylvania.

Richard P. Torykian, Sr. Mr. Torykian has been a Director of Flagship since February 2006. He has served as the Director for Lazard Capital Markets, LLC and Lazard Asset Management from 1985 to the present. He is a member of the Board of Sponsors, Mercy Hospital, Rockville Centre, NY and was the founding chairman of the Chaminade High School Development Fund and advisor to the Catholic Big Brothers of New York City. He is a trustee of the Intrepid Sea-Air-Space Museum headquartered aboard the USS Intrepid. Mr. Torykian received his BA in Chemistry from St. Michaels College in 1961, MS in Chemical Engineering from St. Joseph’s University in 1963 and MBA in Finance from Adelphia University in 1970.

Michael Holland. Michael Holland has been a Director of Flagship since February 2006. He is the Chairman of Holland & Company, a private investment firm he founded in 1995 in New York City and the President and Founder of the Holland Balanced Fund. He began his career at J.P. Morgan in 1968 where he spent twelve years managing both equity and fixed income assets for major institutional clients as well as wealthy individuals. He served as Chief Executive Officer of First Boston Asset Management in the early 1980’s and later served as Chairman of Salomon Brothers Asset Management. Mr. Holland has been Chairman of a number of mutual funds, a General Partner of the Blackstone Group and a CEO of Blackstone Alternative Asset Management, and is the former Vice Chairman of Oppenheimer & Co., Inc. He is on the Board of The China Fund, a NYSE-listed company, the Vanguard Charitable Endowment and the State Street Master Trust Fund. Mr. Holland graduated from Harvard University with a concentration in English in 1966. In 1968 he received his M.B.A. in finance from Columbia University.

Brian Stafford. Mr. Stafford has been a Director of Flagship since February 2006. He was Director of the United States Secret Service from March 1999 until he retired in January 2003. From 2003 to 2005 Mr. Stafford served on the Board of Seisint Corporation.  Seisint was acquired by LexisNexis in 2005 and he has been employed by LexisNexis since that time and serves as their Vice Chairman.  He has also served on the Board of Directors of Ceramic Protection Corporation, a publicly traded company trading on the Canadian Exchange since 2007 and served on the Board of Good Harbor Special Acquisition Corporation, a publicly traded SPAC from 2006 until it ceased operations in 2007. Mr. Stafford began his tenure with the Secret Service in 1971 as a field office special agent rising in the ranks during his career to supervisory position in both protective and investigative assignments, including Special Agent in Charge of the Presidential Protection Division. Mr. Stafford serves on the Board of Trustees of Mount Union College in Alliance, Ohio where he received a BA degree in 1969 and an honorary Doctorate in Human Letters.

Barbara McNeil, MD. Dr. Barbara McNeil has been a Director of Flagship since February 2006. She has worked in the fields of health policy and radiology (nuclear medicine) for over 25 years at Harvard Medical School and the Brigham and Women’s Hospital. She serves on the Board of Cardiovascular Therapeutics (CVTX); in this capacity she serves on the Audit Committee and is chair of the Nominating and Governance Committee. She is also on the Board of Edwards Lifesciences Corp. (EW). Prior to this Dr. McNeil was the founding head of the Department of Health Care Policy at Harvard Medical School, the largest research unit in this area at Harvard University for over ten years she ran the Center for Cost-Effective Care at the Brigham and Women’s Hospital. Dr. McNeil practices nuclear medicine at the Brigham and Women’s Hospital and works actively with the chief of the department on general strategic issues within radiology. She received her AB degree from Emmanuel College in 1962 and her MD in 1966 and PhD degree in 1972 from Harvard University. She also attended the Advanced Management Program (AMP) at Harvard Business School in 1986. At Harvard Medical School she was one of the first tenured women.

Philip Barak. Mr. Barak has been the Chief Financial Officer and Corporate Secretary of Flagship since February 2005. For over the past twenty years he has been a General Partner and Chief Financial Officer of Nazem & Company, a venture capital firm founded in 1976. During that time he served on the Boards of Directors of several public and private companies and worked with venture backed companies in structuring and negotiating financings. He holds a BS in Accounting from Rider University and is a Certified Public Accountant and a member of the AICPA and NYSSCPA.

Clayton Larsen. Mr. Larsen has been the Senior Vice President of Marketing and Sales at Flagship Global Health since October 2007. Prior to his work for Flagship, Mr. Larsen was a senior executive with FUJIFILM Medical Systems ("Fuji") from 1996 through 2007 where he was instrumental in the development, marketing and commercial release of Fuji's Synapse Picture Archive and Communication System (PACS). Before Fuji, Larsen was employed by Acuson Corporation from 1988 to 1996, last serving as Vice President of New Market Development, a leading ultrasound technology company that was later acquired by Siemens. From 1981-1988, he specialized in sales and marketing of ultrasound and nuclear medicine for Picker International. Mr. Larsen holds a bachelor's degree in molecular biophysics and biochemistry from Yale University. He was previously presented with the International In Awe Award for Marketer of the Year by the Medical Marketing Association.

Mark Gardy, MD. Dr. Gardy has been a Senior Vice President and the Chief Medical Officer since February 2008. From 2004 to 2008 he served as Medical Director, Managing Director and Chief of Clinical Services. For the prior 10 years Dr Gardy was a partner of Emergency Medical Associates, one of the nation’s premier providers of emergency services to hospitals and health systems. Dr. Gardy is the team emergency physician for the New York Giants of the National Football League and is experienced in emergency and traumatic care of the injured athlete. He is among the first emergency physicians to be associated with professional football and to be on the sideline at NFL games providing immediate medical attention to the professional athlete. He has also served as team physician for the New Jersey Storm of the National Lacrosse League and The New Jersey Pride of Major League Lacrosse. Dr. Gardy received his MD from The Chicago Medical School. He completed his training in Emergency Medicine at the Level I Trauma Center of New York's St. Luke's Roosevelt Hospital Center and is a member of the American College of Emergency Physicians.

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

During the fiscal year ended December 31, 2007, Fred Nazem, Benjamin Safirstein, John H. Flood, III and Philip Barak each did not file a Form 4, relating to the change in their beneficial ownership as a result of the issuance of options and the principal payments made on their junior convertible notes, on a timely basis.

Audit Committee

On July 31, 2006, the Company adopted an Audit Committee Charter. The Audit Committee is responsible for making recommendations to the Board as to the selection and independence of our external auditor, maintaining communication between the Board and the independent auditor, reviewing the annual audit report submitted by the independent auditor and determining the nature and extent of problems, if any, presented by such audit warranting consideration by our Board. The current members of the Audit Committee are Mr. Michael Holland, Chairman, Mr. Brian Stafford and Mr. Richard Torykian. Membership on the Audit Committee is intended to be restricted to directors who are independent of management and free from any relationship that, in the opinion of the Board, could interfere with the exercise of independent judgment as a committee member. The Audit Committee does not have an audit committee financial expert because our equity securities are not currently listed on an exchange or automated quotation system that require its listed companies to appoint an audit committee financial expert.

Code of Ethics

On July 31, 2006, the Company adopted a Code of Ethics that applies to all its employees including its executive officers. The Company’s Code of Ethics was filed as an exhibit to the Company’s Form 8-K, filed on August 2, 2006.

Item 10. Executive Compensation.

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named executive officers of the Company, who served during the fiscal year ended December 31, 2007, for services in all capacities to the Company:

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)		Option Awards ($)(1)		Non-Equity Incentive Plan Compensation ($)		Nonqualified deferred compensation earnings ($)		All other Compensation ($)			Total ($)
Fred F. Nazem, Chairman, CEO (2)	2007 2006	$ $	284,374 274,999	$ $	0 100,000	$ $	0.00 0.00	$ $	642,000 173,405	$ $	0.00 0.00	$ $	0.00 0.00	$ $	0.00 (2 0.00 (2	) )	$ $	926,374 548,404
John H. Flood President, CEO	2007 2006	$ $	259,576 250,000	$ $	0 120,000	$ $	0.00 0.00	$ $	256,800 69,362	$ $	0.00 0.00	$ $	0.00 0.00	$ $	0.00 (3 0.00)		$ $	516,376 439,362
Benjamin Safirstein, EVP(5)	2007 2006	$ $	207,500 200,000	$ $	0 10,000	$ $	0.00 0.00	$ $	173,340 69,362	$ $	0.00 0.00	$ $	0.00 0.00	$ $	0.00 (4 0.00 (4	) )	$ $	380,840 279,362
Philip Barak Sr. VP-CFO, Corporate Secretary	2007 2006	$ $	220,192 200,000	$ $	0 10,000	$ $	0.00 0.00	$ $	340,489 43,870	$ $	0.00 0.00	$ $	0.00 0.00	$ $	0.00 0.00		$ $	560,681 253,870

(1) See Note 3 of the Notes to Consolidated Financial Statements.
(2) Mr. Nazem served as a director of the Company until his resignation effective December 7, 2007, but without compensation for director services. Mr. Nazem also resigned as the CEO effective November 21, 2007.
(3) Mr. Flood joined the Board of Directors on December 12, 2007, but was not paid any compensation for director services.
(4) Mr. Safirstein also served as a director of the Company during fiscal year 2007, but without compensation for director services. Mr. Safirstein resigned from his positions as director and Chief Medical Officer on February 6, 2008.

Employment Agreements

On March 14, 2008, the Company's Board of Directors approved and entered into employment agreements with John H. Flood, III, the Company’s Chief Executive Officer and President, Philip Barak, the Company’s Senior Vice President and Chief Financial Officer, Mark Gardy, MD, the Company’s Senior Vice President and Chief Medical Officer, and Clay Larsen the Company’s Senior Vice President of Marketing and Sales.

John H. Flood’s employment agreement with the Company was effective as of February 28, 2008. The term of his employment with the Company is a period of three (3) years, with automatic one (1) year extensions thereafter, unless otherwise terminated pursuant to his employment agreement. Mr. Flood’s employment contract stipulates that he will serve as the Company’s Chief Executive Officer. Flood will receive a base salary at the annual rate of $275,000, and he will be eligible to receive annual bonuses.

Philip Barak’s employment agreement with the Company was effective as of February 28, 2008. The term of his employment with the Company is a period of one (1) year, with automatic one (1) year extensions thereafter, unless otherwise terminated pursuant to his employment agreement. Mr. Barak’s employment contract stipulates that he will serve as the Company’s Chief Financial Officer. Mr. Barak will receive a base salary at the annual rate of $220,000, and he will be eligible to receive annual bonuses.

Dr. Mark Gardy’s employment agreement with the Company was effective as of February 28, 2008. The term of his employment with the Company is a period of one (1) year, with automatic one (1) year extensions thereafter, unless otherwise terminated pursuant to his employment agreement. Dr. Gardy’s employment contract stipulates that he will serve as the Company’s Senior Vice President and Chief Medical Officer. Dr. Gardy will receive a base salary at the annual rate of $260,000, and he will be eligible to receive annual bonuses.

Clay Larsen’s employment agreement with the Company was effective as of February 28, 2008. The term of his employment with the Company is a period of one (1) year, with automatic one (1) year extensions thereafter, unless otherwise terminated pursuant to his employment agreement. Mr. Larsen’s employment contract stipulates that he will serve as the Company’s Senior Vice President of Marketing and Sales. Mr. Larsen will receive a base salary at the annual rate of $225,000, and he will be eligible to receive annual bonuses.

All other employees are issued an employment letter setting forth the terms of employment including salary, benefits and vacation time. With respect to such other employees, the Company does not have any agreements pertaining to severance. Each employee is required to execute a Confidentiality and Non-Competition and Non-Disclosure Agreement, which lasts for a period of 12 months following the date of the employee’s termination from the Company.

Messrs. Flood, Barak and Gardy participate in the Company’s defined contribution plan, the Flagship Global Health, Inc. 401(k) Plan (the “Plan”). The Plan became effective January 1, 2005. Eligible employees are able to make contributions to the Plan up to the maximum allowable by law, which for 2007 was generally $15,500. The Company did not make any contributions to the Plan.

The Company recognizes compensation costs associated with stock options over each employee’s service period, which in all cases is the vesting period for such stock option grants. The 2007 stock option awards generally vest annually over a four (4) year period from the date of grant. In certain instances, certain performance conditions must be satisfied in order for the option awards to fully vest.

The following table sets forth information with respect to outstanding equity awards at December 31, 2007 held by the persons named in the Summary Compensation Table:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END (1)
	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Fred F. Nazem(14)	62,500 100,000 125,000	0(7) 0(8) 0(2)		$0.99 $0.99 $2.20
John H. Flood III	600,000 25,000 50,000 0	200,000(10) 75,000(7) 150,000(2) 400,000(5)		$0.20 $0.90 $2.00 $2.00
Benjamin Safirstein(15)	100,000 25,000 0 33,750 0	100,000(11) 75,000(7) 100,000(9) 101,250(2) 265,000(5)		$0.20 $0.90 $0.90 $2.00 $2.00
Philip Barak	100,000 18,750 50,000 0 150,000	0(13) 56,250(7) 0(8) 125,000(3) 0(4)		$0.035 $0.90 $0.90 $2.00 $2.00

(1)	See Note 3 of the Notes to Consolidated Financial Statements.
(2)	Represents stock option grants for the year ended December 31, 2007; such options vest 25% on the grant date, the 25% each year thereafter.
(3)	Represents stock option grants for the year ended December 31, 2007; such options vest annually over four years beginning on the first anniversary from the date of grant.
(4)	Represents stock options granted for the year ended December 31, 2007; such options vested upon the completion of certain performance criteria. The requisite performance criteria was met.
(5)	Represents stock options granted for the year ended December 31, 2007; such options vested upon the completion of certain performance criteria. The requisite performance criteria was not met.
(6)	Not used.
(7)	Represents stock options granted for the year ended December 31, 2006; such options vested annually over four years beginning on the first anniversary from the date of grant.
(8)	Represents stock options granted for the year ended December 31, 2006; such options vested upon the completion of certain performance criteria. The requisite performance criteria was met.
(9)	Represents stock options granted for the year ended December 31, 2006; such options vested upon the completion of certain performance criteria. The requisite performance criteria was not met
(10)	Represents stock option grants for the year ended December 31, 2005; such options vest 25% on the grant date, the 25% each year thereafter.
(11)	Represents stock options granted for the year ended December 31, 2005; such options vested annually over four years beginning on the first anniversary from the date of grant.
(12)	Not used.
(13)	Represents stock option grants for the year ended December 31, 2003; such options vest 25% on the grant date, the 25% each year thereafter
(14)	Mr. Nazem resigned as the Chief Executive Officer effective November 21, 2007.
(15)	Dr. Safirstein resigned as the Chief Medical Officer effective February 6, 2008.

Compensation of Directors

The following table sets forth information with respect to director’s compensation for the fiscal year ended December 31, 2007:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Barbara McNeil, MD	$0	$0	$0				$0
Brian Stafford	$0	$0	$128,400				$128,400
Michael Holland	$0	$0	$128,400				$128,400
Michael Huckabee (1)	$0	$0	$0				$0
Richard Howard	$0	$0	$0				$0
Richard Torykian	$0	$0	$128,400				$128,400

(1) Mr. Huckabee resigned as a director effective March 12, 2008.

Non-employee Directors for the Company do not receive any monetary compensation for attendance at meetings or for committee service. Non-employee Directors receive non-qualified stock options as follows:

Initial Grant: Upon initial election to the Board, a Non-employee Director shall receive a non-qualified stock option grant to purchase 100,000 shares of stock with an exercise price equal to the fair market value as of the date of grant. The option shall vest as to 25,000 shares on the date of grant, 25,000 shares on the first anniversary of the date of grant, 25,000 shares on the second anniversary of the date of grant, and 25,000 shares on the third anniversary of the date of grant, as long as the Board member is still a member of the Board as of such date. The option shall have a term of ten years.

Second Grant: On the first anniversary of becoming a director, each Non-employee Director shall be entitled to receive a second non-qualified stock option grant to purchase 100,000 shares of stock with an exercise price equal to the fair market value as of the date of grant. The option shall vest as to 25,000 shares on the date of grant, 25,000 shares on the first anniversary of the date of grant, 25,000 shares on the second anniversary of the date of grant, and 25,000 shares on the third anniversary of the date of grant, as long as the Board member is still a member of the Board as of such date. The option shall have a term of ten years.

The Board of Directors may also consider granting additional non-qualified stock options to Non-employee Directors on an annual basis. These options shall vest 25% on the date of grant, 25% on the first anniversary of the date of grant, 25% on the second anniversary of the date of grant, and 25% on the third anniversary of the date of grant, as long as the Board member is still a member of the Board as of such date. The option shall have a term of ten years.

Additionally, the Chairman of the Board and the Chairmen of the Committees of the Board of Directors are entitled to receive an annual non-qualified stock option grant to purchase 50,000 shares of common stock and 20,000 shares of common stock, respectively. These options shall vest 25% on the date of grant and 25% each year thereafter.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of the common stock of the Company as of March 27, 2008, for: (i) each person who is known by the Company to beneficially own more than 5 percent of the Company’s common stock, (ii) all directors and officers individually and all directors and officers as a group. Each person named below has sole voting and investment power with respect to the shares shown unless otherwise indicated.

Title of Class	Name and Address of Beneficial Owner*	Amount of Beneficial Ownership	Percentage of Class

Common Stock	Fred Nazem 44 E. 73rd Street New York, NY 10021	21,480,981	(1)	30.34%
Common Stock	Stephen J. O’Brien, MD 300 North Street Greenwich, CT 06830	11,316,230	(2)	16.29%
Common Stock	Laurus Master Fund, Ltd. c/o M&C Corporate Services Limited P.O. Box 309 GT Ugland House George Town South Church Street Grand Cayman, Cayman Islands	4,535,841	(3)	6.38%
Common Stock	FrontPoint Partners, LLC Two Greenwich Plaza Greenwich, CT 06830	6,809,258	(4)	9.80%
Common Stock	Brandon Fradd 68 Jane Street, Suite 2E New York, NY 10014	5,437,409	(9)	7.59%
Common Stock	Benjamin Safirstein, MD 237 S. Mountain Road Montclair, NJ 07042	2,297,317	(6)	3.30%
Common Stock	John H. Flood, III	3,976,700	(5)	5.59%
Common Stock	Philip Barak	837,500	(7)	1.20%
Common Stock	Mark Gardy, MD	385,098	(11)	0.55%
Common Stock	Richard Howard	572,083		0.82%
Common Stock	Brian Stafford	245,673	(8)	0.35%
Common Stock	Richard Torykian	168,750	(8)	0.24%
Common Stock	Michael Holland	243,673	(8)	0.35%
Common Stock	Michael Huckabee	100,000	(12)	0.14%
Common Stock	Barbara McNeil, MD	100,000	(10)	0.14%
	All Directors and Officers as a Group (10 persons)	6,631,477		9.15%

*Except as otherwise noted, the address is that of the Company

(1) Includes 372,263 shares held by Nazem, Inc., a company that Mr. Nazem owns 100%, the conversion of a $666,667 Secured Convertible Term Note at $0.90 per share into 740,741 shares of common stock, the exercise of 504,656 common stock warrants, which have an exercise price of $0.92 per share and expire on January 31, 2013, 125,000 common stock warrants, which have an exercise price of $2.00 per share and expire on April 30, 2012, 25,944 shares held in the Alexander Gharib Nazem Trust, 25,944 shares held in the Taraneh Gharib Nazem Trust, Mr. Nazem’s children and 1,247,938 shares held by the Nazem Family Foundation. Susie Gharib Nazem, Mr. Nazem’s wife is the Trustee of the Trusts. Susie Gharib Nazem and Mr. Nazem are the trustees of the Foundation. Mr. Nazem disclaims beneficial ownership of the shares held in trust for his children and the shares held by the Foundation.  Mr. Nazem resigned as the Company's CEO effective November 21, 2007 and also served as a director of the Company until his resignation effective December 7, 2007.

(2) Dr. O’Brien has entered into a Voting Trust Agreement whereby the Board of Directors has the right to vote all of the shares owned by Dr. O’Brien.

(3) Includes shares of common stock and warrants to purchase shares of common stock held by Laurus Master Fund, Ltd, Valens U.S. SPV I, LLC and Valens Offshore Fund SPV I Ltd. and includes the conversion of a $847,656 Secured Convertible Term Note at $0.90 per share into 941,840 shares of common stock and the exercise of 621,118 common stock warrants, which have an exercise price of $0.92 per share and expire on January 31, 2013.

(4) Includes shares of common stock held by FrontPoint Healthcare Fund, L.P., FrontPoint Healthcare Fund 2X, L.P., FrontPoint Healthcare Horizons Fund, L.P. and FrontPoint Healthcare Long Horizons Fund, L.P. FrontPoint Healthcare Fund GP, LLC ("FHC GP") is the general partner of FrontPoint Healthcare Fund, L.P., FPP Healthcare Fund 2X GP, LLC ("FHC 2X GP") is the general partner of FrontPoint Healthcare Fund 2X, L.P., FrontPoint Healthcare Horizons Fund GP, LLC ("FHH GP") is the general partner of FrontPoint Healthcare Horizons Fund, L.P. and FrontPoint Healthcare Long Horizons Fund GP, LLC ("FHLH GP") is the general partner of FrontPoint Healthcare Long Horizons Fund, L.P.  FrontPoint Partners LLC is the managing member of each of FHC GP, FHC 2X GP, FHH GP and FHLH GP (each, a "GP" and, together, the "GPs"), and as such has voting and dispositive power over the securities held by the aforementioned funds. The GPs are indirect wholly-owned subsidiaries of Morgan Stanley as parent holding company.  Morgan Stanley disclaims beneficial ownership of the securities held by the fund except for its pecuniary interest therein.

(5) Includes 800,000 options exercisable at $0.20 per share, 50,000 options exercisable at $0.90 per share and 50,000 options exercisable at $2.00 per share. In addition, it includes the conversion of a $312,500 Secured Convertible Term Note at $0.90 per share into 347,222 shares of common stock and the exercise of 252,330 common stock warrants, which have an exercise price of $0.92 and expire on January 31, 2013, and the exercise of 200,000 common stock warrants, which have an exercise price of $2.00 per share and expire on May 3, 2012, held by OldIron Sports and Entertainment Company, Inc., of which Mr. Flood is a 50% owner.

(6) Includes 100,000 options exercisable at $0.20 per share, 50,000 options exercisable at $0.90 per share and 33,750 options exercisable at $2.00 per share. In addition, it includes the exercise of 13,587 common stock warrants, which have an exercise price of $0.92 per share and expire on January 31, 2013, and 1,300,000 shares held by the Safirstein Family Trust 1991 for the benefit of Dr. Safirstein’s children. Sheila Safirstein, Dr. Safirstein’s wife, is the Trustee of the Trust. Dr. Safirstein disclaims beneficial ownership of these shares. Dr. Safirstein resigned from his positions as director and Chief Medical Officer on February 6, 2008.

(7) Includes 100,000 options exercisable at $0.035 per share, 87,500 options exercisable at $0.90 per share and 150,000 options exercisable at $2.00 per share.

(8) Includes 93,750 options exercisable at $0.20 per share and 75,000 options exercisable at $2.00 per share.

(9) Includes the conversion of a $312,500 Secured Convertible Term Note at $0.90 per share into 347,222 shares of common stock and the exercise of 135,870 common stock warrants, which have an exercise price of $0.92 and expire on January 31, 2013, held by Mr. Fradd. In addition, it includes 2,215,240 shares of common stock and the exercise of 1,107,621 common stock warrants, which have an exercise price of $1.00 per share and expire at various dates from November 29, 2013 through January 26, 2014, held by Apollo Medical Partners, LP and 1,087,637 shares of common stock and the exercise of 543,819 common stock warrants, which have an exercise price of $1.00 per share and expire at various dates from November 29, 2013 through January 26, 2014, held by Apollo Medical Offshore, partners, LP. Mr. Brandon Fradd controls the shares for both entities.

(10)  Includes 50,000 options exercisable at $0.90 per share and 50,000 options exercisable at $2.00 per share.

(11) Includes the conversion of a $66,667 Secured Convertible Term Note at $0.90 per share into 74,074 shares of common stock, the exercise of 27,174 common stock warrants, which have an exercise price of $0.92 and expire on January 31, 2013, the exercise of 25,000 common stock warrants, which have an exercise price of $1.00 and expire on February 8, 2014, 45,000 options exercisable at $0.20 per share and 50,000 options exercisable at $0.90 per share.

(12) Includes 5,000 options exercisable at $0.90 per share and 50,000 options exercisable at $2.00 per share.  Mr. Huckabee resigned as a director effective March 12, 2008.

Item 12. Certain Relationships and Related Transactions, and Director Independence.

As of the date hereof, Michael Holland, Brian Stafford, Richard Howard, Richard Torykian, Barbara McNeil and John Flood constitute the Company’s Board of Directors. All members of the Company’s Board of Directors, excluding John Flood, are independent directors of the Company, and as such, they satisfy the definition of independence in accordance with SEC rules and NASDAQ listing standards. Fred Nazem and Benjamin Safirstein were members of the Company’s Board of Directors until their resignations on December 7, 2007 and February 6, 2008, respectively. Mssrs. Nazem and Safirstein did not qualify as independent under SEC rules and NASDAQ listing standards.

Item 13. Exhibits.

Exhibits. The following exhibits of the Company are included herein or incorporated by reference.

Exhibit No.	Description
Exhibit 2.1	Share Exchange Agreement dated January 30, 2006 between Finity Holdings, Inc. and Flagship Healthcare Management, Inc. (incorporated by reference to the Company’s Form 8-K, filed February 3, 2006)
Exhibit 3.1.1(1)	Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated May 21, 2007.
Exhibit 3.1.2
Certificate of Ownership and Merger, dated January 12, 2007, between Patients & Physicians, Inc. and Flagship Patient Advocates, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed January 24, 2007).

Exhibit 3.1.3(1)	Amended and Restated Certificate of Incorporation of the Company, dated June 27, 2006.
Exhibit 3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K, filed January 24, 2008).
Exhibit 9.1(1)	Voting Trust Agreement of Stephen J. O’Brien, M.D.
Exhibit 10.1	Amended and Restated 2006 Stock Option and Grant Plan (incorporated by reference to the Company’s Definitive Schedule 14C Information Statement, filed on April 26, 2007).
Exhibit 10.2	Audit Committee Charter adopted July 31, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed August 2, 2006).

Exhibit 10.3	Compensation Committee Charter, adopted July 31, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed August 2, 2006).
Exhibit 10.4	Corporate Governance and Nominating Committee Charter, adopted July 31, 2006 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed August 2, 2006).
Exhibit 10.5	Sublease, dated July 31, 2006, between SFX Entertainment, Inc. and Flagship Patient Advocates, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed August 17, 2006).
Exhibit 10.6
Consulting Agreement by and between Flagship Global Health, Inc. and Parabolic, LLC, dated February 16, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed February 22, 2007).

Exhibit 10.7
Securities Purchase Agreement, by and among the Company, FrontPoint Healthcare Fund, L.P., FrontPoint Healthcare Fund 2X, L.P., FrontPoint Healthcare Horizons Fund, L.P. and FrontPoint Healthcare Long Horizons Fund, L.P. entered into July 17, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed July 23, 2007).

Exhibit 10.8
Form of Warrant Agreement, by and among the Company, FrontPoint Healthcare Fund, L.P., FrontPoint Healthcare Fund 2X, L.P., FrontPoint Healthcare Horizons Fund, L.P. and FrontPoint Healthcare Long Horizons Fund, L.P. entered into July 17, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed July 23, 2007).

Exhibit 10.9
Registration Rights Agreement, by and among the Company, FrontPoint Healthcare Fund, L.P., FrontPoint Healthcare Fund 2X, L.P., FrontPoint Healthcare Horizons Fund, L.P. and FrontPoint Healthcare Long Horizons Fund, L.P. entered into July 17, 2007 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed July 23, 2007).

Exhibit 10.10
Amended Warrant Agreement, by and among the Company, FrontPoint Healthcare Fund, L.P., FrontPoint Healthcare Fund 2X, L.P., FrontPoint Healthcare Horizons Fund, L.P. and FrontPoint Healthcare Long Horizons Fund, L.P. entered into September 6, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed September 12, 2007).

Exhibit 10.11
Employment Agreement by and between John H. Flood, III and Flagship Global Health, Inc., dated February 28, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed March 20, 2008).

Exhibit 10.12	Employment Agreement by and between Philip Barak and Flagship Global Health, Inc., dated February 28, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed March 20, 2008).

Exhibit 10.13
Employment Agreement by and between Dr. Mark Grady and Flagship Global Health, Inc., dated February 28, 2008 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed March 20, 2008).

Exhibit 10.14	Employment Agreement by and between Clay Larsen and Flagship Global Health, Inc., dated February 28, 2008 (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, filed March 20, 2008).
Exhibit 14.1	Code of Ethics of the Company (incorporated by reference to Exhibit 14 to the Company’s Form 8-K, filed August 2, 2006).
Exhibit 31.1(1)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2(1)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1(1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2(1)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
___________
(1) Filed herewith.

Item 14. Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed or to be billed for professional services rendered by our independent registered public accounting firm for the audit of our annual financial statements, review of financial statements included in our quarterly reports and other fees that are normally provided by the accounting firm in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2007 and 2006 were $157,000 and $182,800, respectively.

Audit Related Fees

There were no fees billed or to be billed for assurance and related services by our independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2007 and 2006.

Tax Fees

There were no fees billed for professional services rendered by our independent registered public accounting firm for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2007 and 2006.

All Other Fees

None.

Audit Committee

It is the policy of the Company for all work performed by its independent registered public accounting firm to be approved in advance by the Company’s Board of Directors and its Audit Committee. All of the services described above in this Item 14 were approved in advance by the Board of Directors and the Audit Committee during 2007 and 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLAGSHIP GLOBAL HEALTH, INC.

By:	/s/ John H. Flood III
John H. Flood III President and Chief Executive Officer

Date: March 28, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Signature	Title	Date

/s/ John H. Flood III	Chief Executive Officer	March 28, 2008
John H. Flood III	(Principal Executive Officer)

/s/ Philip E. Barak	Chief Financial Officer	March 28, 2008
Philip E. Barak	(Principal Financial
and Accounting Officer)

/s/ Michael Holland	Director	March 28, 2008
Michael Holland

/s/ Richard Howard	Director	March 28, 2008
Richard Howard

/s/ Barbara McNeil	Director	March 28, 2008
Barbara McNeil

/s/ Brian Stafford	Director	March 28, 2008
Brian Stafford

/s/ Richard Torykian	Director	March 28, 2008
Richard Torykian

Flagship Global Health, Inc. and Subsidiary
(Formerly known as Patients & Physicians, Inc.)
(A Development Stage Company)

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Flagship Global Health, Inc.

We have audited the accompanying consolidated balance sheet of Flagship Global Health Inc. and Subsidiary (formerly known as Patients & Physicians, Inc.) (a development stage company) as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2007 and 2006 and for the period from inception (July 9, 2002) to December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Flagship Global Health, Inc. and Subsidiary (formerly known as Patients & Physicians, Inc.) as of December 31, 2007, and their consolidated results of operations and cash flows for the years ended December 31, 2007 and 2006 and for the period from inception (July 9, 2002) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is in the development stage and has incurred substantial losses from inception. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

/s/ J.H. Cohn LLP
Jericho, New York
March 26, 2008

Flagship Global Health, Inc. and Subsidiary
(Formerly known as Patients & Physicians, Inc.)
(A Development Stage Company)
Consolidated Balance Sheet
As of December 31, 2007

ASSETS

Current Assets:
Cash and cash equivalents	$8,511,494
Prepaid expenses and other current assets	335,451
Total current assets	8,846,945

Property and equipment, net	594,917
Other assets	43,132
Restricted cash	824,117
Total assets	$10,309,111

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$470,085
Accrued liabilities	536,823
Notes payable, current portion, net of unamortized discount	4,033,361
Total current liabilities	5,040,269

Notes payable, net of current portion and unamortized discount	1,430,109
Deferred rent liability	416,058
Total liabilities	6,886,436

COMMITMENTS AND CONTINGENCIES

Stockholders' Equity:
Preferred stock, $0.001 par value: 25,000,000 shares authorized, 0 shares
issued and outstanding at December 31, 2007	-
Common stock, $0.001 par value: 175,000,000 shares authorized,
69,482,630 shares issued and outstanding at December 31, 2007	69,484
Additional paid-in capital	41,259,908
Deficit accumulated during the development stage	(37,906,717)

Total stockholders' equity	3,422,675

Total liabilities and stockholders' equity	$10,309,111

See Notes to Consolidated Financial Statements

Flagship Global Health, Inc. and Subsidiary
(Formerly known as Patients & Physicians, Inc.)
(A Development Stage Company)
Consolidated Statements of Operations
For the years ended December 31, 2007 and 2006
and for the period from inception (July 9, 2002) to December 31, 2007

			For the period from inception (July 9, 2002) to December 31, 2007

	Years Ended December 31,
	2007	2006

Subscription revenue	$306,102	$73,419	$384,715
Cost of revenue	56,777	15,999	75,425

Gross profit	249,325	57,420	309,290

Costs and expenses:
Membership services	2,118,768	2,242,243	7,728,918
Selling, general and administrative	8,264,201	7,301,980	23,115,532
Loss on sale of equipment	-	88,953	88,953
Impairment of long-lived assets	117,858	13,323	623,235

Total costs and expenses	10,500,827	9,646,499	31,556,638

Loss from operations	(10,251,502)	(9,589,079)	(31,247,348)

Interest income	252,711	66,730	332,177
Amortization of debt discounts and debt issuance costs	(2,848,754)	(2,893,937)	(5,742,691)
Interest expense	(837,948)	(779,319)	(1,674,476)
Other income, net	384,981	40,640	425,621
Loss before provision for income taxes	(13,300,512)	(13,154,965)	(37,906,717)
Provision for income taxes	-	-	-
Net loss	(13,300,512)	(13,154,965)	$(37,906,717)

Accretion of preferred stock	-	(193,858)
Net loss attributable to common stockholders	$(13,300,512)	$(13,348,823)

Weighted average number of shares outstanding, basic and diluted	64,211,737	49,350,388

Net loss per share, basic and diluted	$(0.21)	$(0.27)

See Notes to Consolidated Financial Statements

Flagship Global Health, Inc. and Subsidiary
(Formerly known as Patients & Physicians, Inc.)
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity (Deficit)
For the period from inception (July 9, 2002) to December 31, 2007

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

Flagship Global Health, Inc. and Subsidiary
(Formerly known as Patients & Physicians, Inc.)
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity (Deficit)
For the period from inception (July 9, 2002) to December 31, 2007

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders’ Equity
	Shares	Amount	Capital	Stage	(Deficit)
Conversion of Redeemable Series A Convertible Preferred Stock in connection with acquisition	7,755,481	7,755	2,117,244	-	2,124,999
Conversion of Redeemable Series B Convertible Preferred Stock in connection with acquisition	5,205,764	5,206	3,379,400	-	3,384,606
Issuance of shares in connection with acquisition in June 2006	174,130	174	(250)	-	(76)
Exercise of vested options at $0.89 per share in January 2006	2,500	2	2,223	-	2,225
Exercise of vested options at $0.10 per share in May 2006	75,000	75	7,425	-	7,500
Exercise of vested options at $0.20 per share in May 2006	12,500	13	2,487	-	2,500
Exercise of vested options at $0.10 per share in June 2006	110,000	110	10,890	-	11,000
Exercise of vested options at $0.20 per share in June 2006	12,500	13	2,487	-	2,500
Accretion of Redeemable Series A Convertible Preferred Stock	-	-	(160,241)	-	(160,241)
Accretion of Redeemable Series B Convertible Preferred Stock	-	-	(33,617)	-	(33,617)
Issuance of shares to broker in connection with Share Exchange at $.001 per share in June 2006	1,200,000	1,200	(1,200)	-	-
Issuance of shares to PEMMS in connection with acquisition of assets at $.62 per share in July 2006	300,000	300	185,700	-	186,000
Issuance of options to purchase common stock to employees for services	-	-	1,075,008	-	1,075,008
Issuance of options to purchase common stock to non-employees for services	-	-	284,596	-	284,596
Issuance of common stock and warrants in connection with interim financing at $2.00 per unit in October 2006	500,000	500	999,500	-	1,000,000
Issuance of common stock and warrants in connection with interim financing at $2.00 per unit in November 2006	600,000	600	1,199,400	-	1,200,000
Net loss	-	-	-	(13,154,965)	(13,154,965)
Balances at December 31, 2006	58,484,385	$58,484	$18,004,468	$(24,606,205)	$(6,543,253)

Flagship Global Health, Inc. and Subsidiary
(Formerly known as Patients & Physicians, Inc.)
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity (Deficit)
For the period from inception (July 9, 2002) to December 31, 2007

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders’ Equity
	Shares	Amount	Capital	Stage	(Deficit)
Issuance of common stock and warrants in connection with interim financing at $2.00 per unit in January 2007	500,000	500	999,500	-	1,000,000
Issuance of common stock and warrants in connection with interim financing at $2.00 per unit in February 2007	65,000	65	129,935	-	130,000
Issuance of common stock and warrants at $2.00 per unit in connection with conversion of Short Term Note in May 2007	200,000	200	399,800	-	400,000
Issuance of common stock and warrants at $2.00 per unit in June 2007	135,000	135	269,865	-	270,000
Issuance of common stock and warrants at $2.00 per unit in connection with debt and interest conversion in June 2007	2,167,877	2,168	4,333,586	-	4,335,754
Exercise of vested options at $0.10 per share in June 2007	7,500	8	742	-	750
Exercise of vested options at $0.20 per share in June 2007	10,000	10	1,990	-	2,000
Exercise of vested options at $0.035 per share in October 2007	100,000	100	3,400	-	3,500
Exercise of warrants at $1.00 per share in July 2007	7,500	8	7,492	-	7,500
Issuance of common stock and warrants at $2.20 per unit in July 2007	6,809,258	6,809	14,178,417	-	14,185,226
Issuance of common stock in connection with conversion of Convertible Notes at $0.90 per share in June 2007	47,222	47	42,453	-	42,500
Issuance of common stock in connection with conversion of Convertible Notes at $0.90 per share in July 2007	554,631	555	498,613	-	499,168
Issuance of common stock in connection with conversion of Convertible Notes at $0.90 per share in August 2007	111,111	111	99,889	-	100,000
Issuance of common stock in connection with conversion of Convertible Notes at $0.90 per share in September 2007	125,001	125	112,376	-	112,501
Issuance of common stock in exchange for services at $1.95 per share in June 2007	130,645	131	254,627	-	254,758
Issuance of common stock in exchange for services at $0.95 per share in October 2007	27,500	28	26,097	-	26,125
Issuance of options to purchase common stock to employees for services	-	-	1,192,785	-	1,192,785
Issuance of options to purchase common stock to non-employees for services	-	-	139,516	-	139,516
Allocation of value to warrants issued in conjunction with Bridge Notes	-	-	309,477	-	309,477
Allocation of value to warrants issued in conjunction with Short Term Notes	-	-	127,440	-	127,440
Allocation of value to beneficial conversion feature in connection with Short Term Notes	-	-	127,440	-	127,440
Net loss	-	-	-	(13,300,512)	(13,300,512)
Balances at December 31, 2007	69,482,630	$69,484	$41,259,908	$(37,906,717)	$3,422,675

See Notes to Consolidated Financial Statements

Flagship Global Health, Inc. and Subsidiary
(Formerly known as Patients & Physicians, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the years ended December 31, 2007 and 2006
and for the period from inception (July 9, 2002) to December 31, 2007

			For the period from inception (July 9, 2002) to December 31, 2007
	Years Ended December 31,
	2007	2006
OPERATING ACTIVITIES
Net loss	$(13,300,512)	$(13,154,965)	$(37,906,717)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	1,332,301	1,359,604	3,664,910
Amortization of debt discounts and debt issuance costs	2,848,754	2,893,937	5,742,691
Depreciation and amortization expense	259,289	237,061	786,637
Deferred rent liability	143,342	195,327	416,058
Loss on sale of equipment	-	88,953	88,953
Common stock issued in exchange for services	280,883	-	532,566
Common stock issued as payment for interest expense and accrued interest payable	335,754	-	335,754
Preferred stock issued in exchange for services	-	-	85,000
Common stock issued to employees	-	-	83,896
Common stock issued to founders	-	-	16,000
Common stock issued to employees in lieu of compensation	-	-	985,156
Note payable in lieu of compensation	-	-	165,000
Impairment of long-lived assets	117,858	13,323	623,235
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(172,492)	166,968	(335,451)
Other non current assets	(18,966)	(1,265)	(20,231)
Restricted cash	-	(689,117)	(824,117)
Accounts payable and accrued liabilities	435,388	(240,563)	1,613,083
Net cash used in operating activities	(7,738,401)	(9,130,737)	(23,947,577)
INVESTING ACTIVITIES
Purchases of property and equipment	(431,649)	(137,587)	(1,508,188)
Proceeds from the sale of equipment	-	25,000	25,000
Net cash used in investing activities	(431,649)	(112,587)	(1,483,188)
FINANCING ACTIVITIES
Proceeds from stockholders	-	(18,130)	83,763
Proceeds from issuance of common stock and warrants	15,585,226	2,206,018	17,918,195
Proceeds from exercise of stock options	6,250	25,725	67,025
Proceeds from exercise of warrants	7,500	-	7,500
Proceeds from issuance of Redeemable Series A Convertible Preferred Stock	-	-	1,735,000
Costs associated with issuance of Redeemable Series A Convertible Preferred Stock	-	-	(52,871)
Proceeds from exercise of warrants to purchase Redeemable Series A Convertible Preferred Stock	-	137,120	305,000
Proceeds from issuance of Redeemable Series B Convertible Preferred Stock	-	-	3,383,748
Costs associated with issuance of Redeemable Series B Convertible Preferred Stock	-	-	(37,015)
Proceeds from issuance of notes payable	400,000	4,000,000	7,335,000
Bank overdraft, net	-	(68,478)	-
Debt issuance costs	-	(166,942)	(225,321)
Repayments of notes payable	(1,309,165)	(250,000)	(1,809,165)
Proceeds from issuance of convertible bridge notes, net	1,050,000	-	1,050,000
Proceeds from issuance of secured convertible term notes, net	-	4,181,400	4,181,400
Net cash provided by financing activities	15,739,811	10,046,713	33,942,259
Net increase in cash and cash equivalents	7,569,761	803,389	8,511,494
Cash and cash equivalents at beginning of period	941,733	138,389	-
Cash and cash equivalents at end of period	$8,511,494	$941,733	$8,511,494
Supplemental cash flow information
Cash payments for interest	$619,587	$593,399	$1,212,986

See Notes to Consolidated Financial Statements

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

During 2007, the Company established a wholly-owned subsidiary, Flagship Global Health-China, Inc. (“Flagship China”), in the People’s Republic of China (“PRC”). The purpose of establishing the subsidiary was to expand the Company’s worldwide operations and to provide the Company with a vehicle for making investments in joint ventures in the PRC in entities operating in related areas to the Company’s business.

Flagship is an international membership-based, healthcare management company dedicated to obtaining the highest quality of healthcare for its members, whether they are at home or traveling. Acting as a member’s healthcare advocate, Flagship is focused on providing priority access to renowned and clinically acclaimed physicians, which are typically difficult to access. Rather than simply providing names, Flagship offers physician referrals, priority scheduled appointments, emergent care needs, a personal electronic Internet-based medical record repository, air evacuation and personalized advocacy services to its members, all linked by a sophisticated and proprietary information management system. For Flagship, healthcare advocacy means bringing about the delivery of exceptional quality medicine to each of our members. The Company derives revenue from the sale of annual memberships through a combination of various service offerings.

Flagship has not generated significant revenues through December 31, 2007 and is considered to be a development stage company in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises.

Notes to Consolidated Financial Statements

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses of $37,906,717 since inception (July 9, 2002) to December 31, 2007. Although the Company had working capital of $3,806,676 at December 31, 2007, the net losses, among other factors, raise substantial doubt about its ability to continue as a going concern.

Although the Company completed an equity financing in July 2007 and realized net proceeds of $14,185,226 (Note 7), management recognizes that Flagship’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to allow Flagship to continue the development of its business plan and satisfy its obligations on a timely basis. Although there can be no assurance, management believes that such cash flows will be funded by additional equity and/or debt financings through the time in which Flagship emerges from the development stage and generates sufficient positive cash flows from its operations. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

All references to “Company” shall apply to Flagship Global Health, Inc. and subsidiary.

2.	Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of Flagship and its wholly-owned subsidiary, Flagship China. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Restricted Cash

Restricted cash of $824,117 on the accompanying consolidated balance sheet as of December 31, 2007 pertains to cash being held to secure letters of credit, related to the Company’s office space operating leases (Note 10).

Notes to Consolidated Financial Statements

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

A summary of the estimated useful lives of the property and equipment is presented below:

Estimated useful lives
Computer hardware	3 years
Computer software	3 years
Equipment	5 years
Vehicles	5 years
Furniture and fixtures	6 years
Leasehold improvements	Shorter of life of asset or lease term

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

Amortization of Debt Discounts

Debt discounts are amortized and charged to operations over the term of the debt using the effective interest method, which produces a constant periodic rate of return.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. The Company reduces credit risk by placing its cash and cash equivalents with major financial institutions with high credit ratings. At times, such amounts may exceed Federally insured limits of $100,000.

Notes to Consolidated Financial Statements

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities that qualify as financial instruments under SFAS No. 107, Disclosures about Fair Value of Financial Instruments, (“SFAS No. 107”) approximate their carrying amounts presented in the accompanying consolidated balance sheet at December 31, 2007.

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

Goodwill and Acquired Assets

Goodwill

During 2006 the Company allocated the cost to acquire PEMMS Limited (“PEMMS) in excess of the fair value of net assets acquired to Goodwill. Under SFAS No. 142 Goodwill and Other Intangible Assets (“SFAS No. 142”), goodwill is not amortized but is reviewed for impairment annually. The Company performs an annual goodwill impairment evaluation, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. Application of the goodwill impairment evaluation requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment.

The Company performed its annual goodwill impairment evaluation in the fourth quarter of 2007 in accordance with SFAS No. 142. Based on its evaluation, the Company determined that there was no implied fair value of the goodwill compared to a carrying value of $61,912. In accordance with the goodwill impairment test as prescribed under SFAS No. 142 the entire amount of goodwill is deemed to be impaired. Accordingly, the entire amount was written off during the year ended December 31, 2007.

Intangible Assets

Intangible assets are accounted for under the provisions of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). Intangible assets arose from the acquisition of PEMMS and consist of customer relationships that are amortized, on a straight-line basis, over five years. The Company follows the disclosure requirements of SFAS No. 142. Intangible assets are reviewed for impairment under the provisions of SFAS No. 144, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Notes to Consolidated Financial Statements

The Company evaluated the carrying value of its intangible assets during the fourth quarter of 2007 in accordance with SFAS No. 144. In its evaluation the Company determined that the carrying value of the intangible assets is not recoverable since it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the intangible assets. Accordingly the net amount of the intangible assets written off at December 31, 2007 was $33,917. During the years ended December 31, 2007 and 2006, the Company recorded amortization expense of $11,000 and $10,083, respectively.

Software

Development efforts pursued during 2007 relating to new technology made it unlikely that the Company would derive any future benefit from certain computer software acquired as part of the PEMMS transaction. Accordingly, the net amount of the computer software of $22,029 was written off at December 31, 2007. During the years ended December 31, 2007 and 2006, the Company recorded amortization expense of $20,333 and $18,638, respectively.

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

The Company has accounted for non-employee compensation expense in accordance with Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (“EITF 96-18”), which requires non-employee share based compensation to be measured at their fair value as of the earlier of the date at which a commitment for performance to earn the equity instruments is reached (“performance commitment date”) or the date at which performance is complete (“performance completion date”). Non-employee stock options which involve only performance conditions when neither the performance commitment date nor performance completion date has occurred as of the interim financial reporting date are accounted for by measuring the instrument’s then-current fair value. As of December 31, 2007, the Company accounted for 2,545,000 options under the guidance of EITF 96-18.

Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established to reduce deferred tax assets to the amounts expected to be realized.

Notes to Consolidated Financial Statements

In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes, and Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance in derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a significant effect on the Company’s consolidated financial statements.

Foreign Currency Translation

The Company accounts for the operations of its China subsidiary in accordance with SFAS No. 52 Foreign Currency Translation (“SFAS No. 52”). The Company has determined that the functional currency for its subsidiary is the US Dollar. In accordance with SFAS No. 52 transactions are measured and recorded in US Dollars using the exchange rate in effect at the date the transaction is recognized. At the balance sheet date, balances recorded in a currency other than US Dollars have been adjusted to reflect the current exchange rate. During 2007, foreign currency transaction gains of approximately $55,000 are reported in other income in the accompanying consolidated statement of operations.

Net Loss Per Share

Net loss per share is computed based on the weighted average number of shares of common stock outstanding during the period.

Basic loss per share is computed by dividing loss available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding warrants, options and debt conversion features is antidilutive, due to the losses of the Company, they have been excluded from the Company’s computation of net loss per share for the years ended December 31, 2007 and 2006. Therefore, basic and diluted loss per share were the same for years ended December 31, 2007 and 2006. The total number of potentially dilutive securities excluded from the calculation of diluted loss per share for the years ended December 31, 2007 and 2006 was 22,368,434 and 17,554,313, respectively.

Notes to Consolidated Financial Statements

Registration Payment Arrangements

The Company accounts for registration rights included in financing agreements in accordance with FASB Staff Position EITF 00-19-2, Accounting for Registration Payment Arrangements (“EITF 00-19-2”). In accordance with EITF 00-19-2, the Company examines the probability that the registration of all shares of common stock in connection with future possible exercises of outstanding warrants to remain effective.

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

In February 2007, FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 provides a “Fair Value Option” under which a company may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities. SFAS No. 159 will be available on a contract-by-contract basis with changes in fair value recognized in earnings as those changes occur. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. SFAS No. 159 also allows early adoption provided that the entity also adopts the requirements of SFAS No. 157. The Company does not believe the adoption of SFAS No. 159 will have a material impact, if any, on its consolidated financial statements.

In December 2007, the FASB released two new rules, SFAS No. 141 (R), Business Combinations ("SFAS No. 141 (R)") effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008), and SFAS No. 160, Non-Controlling Interests in Consolidated Financial Statements ("SFAS No. 160") (effective for annual periods beginning December 15, 2008). These new rules are products of a joint project between the FASB and the International Accounting Standards Board and continue the movement toward the greater use of fair values in financial reporting. SFAS No. 141 (R) will significantly change how future business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity.

Management does not believe that any other recently issued, but not yet effected, accounting standards if currently adopted would have a material effect on the Company’s consolidated financials statements.

Notes to Consolidated Financial Statements

3.	Stock-Based Compensation

The Company issues stock-based compensation to its officers, directors, employees and consultants under its Amended and Restated 2006 Stock Option and Grant Plan (the “Stock Option Plan”). There are 19,622,000 shares authorized under the Stock Option Plan. The maximum life of options granted is generally ten years and the options generally vest over a period of four years. The Board of Directors of the Company may approve other vesting schedules. Vested options may be exercised in whole or in part. The exercise price is determined by the Board of Directors at the time that the options are granted, which is typically at the end of the quarter.

A summary of stock-based compensation expense recognized during the years ended December 31, 2007 and 2006 is presented below:

	Year Ended December 31,
	2007	2006
Membership Services	$264,366	$67,134
Selling, General and Administrative	928,419	1,007,874
Non-Employees	139,516	284,596
Total Options Expense	$1,332,301	$1,359,604

Stock-based compensation expense related to non-employees is included in membership services in the accompanying consolidated statements of operations.

A summary of options activity for the year ended December 31, 2007 is presented below:

	Options	Weighted Average Exercise Price
Outstanding, December 31, 2006	7,213,250	$0.72
Granted	4,320,000	$2.00
Exercised	(117,500)	$0.05
Forfeited or expired	(1,397,500)	$1.69
Outstanding, December 31, 2007	10,018,250	$1.08
Exercisable, December 31, 2007	4,802,000	$0.81

Outstanding stock options at December 31, 2007, include 1,685,000 stock options which will vest based on performance criteria and whose measurement has not been achieved.

The fair value of each stock option grant to employees is estimated on the date of grant. A Black-Scholes option-pricing model, applying the following range of assumptions, was used to estimate the fair value for employee stock options issued:

Notes to Consolidated Financial Statements

	Year Ended December 31,
	2007	2006
Expected volatility	81% - 82%	68.83% - 83.95%
Risk-free rate	3.45% - 5.03%	4.58% - 5.03%
Expected term of options	5.51 years	5 - 10 years
Dividend yield	0%	0%

Due to the Company’s limited history as a public company, the Company has estimated expected volatility based on the historical volatility of certain comparable companies as determined by management. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the Company’s employee stock options. The dividend yield assumption is based on the Company’s intent not to issue a dividend under its dividend policy. The expected term is based on the simplified method in accordance with SEC Staff Accounting Bulletin No. 107, Share-Based Payment.

The weighted average grant-date fair value of the options granted was $1.67 per share and $1.29 per share for the years ended December 31, 2007 and 2006, respectively.

The options outstanding at December 31, 2007 have exercise prices ranging from $0.035 to $2.20 per share, a weighted average remaining contractual life of approximately 7.4 years and an intrinsic value of $4,530,750.

The options which are exercisable at December 31, 2007 have a weighted average remaining contractual life of approximately 7.6 years, and an intrinsic value of $1,425,375.

Options which are exercisable as of December 31, 2007 and options expected to vest thereafter total 8,755,000, have a weighted average exercise price of $1.00, remaining contractual life of approximately 7.4 years, and an aggregate intrinsic value of $2,016,125. The options expected to vest reflect an estimated forfeiture rate.

The options exercised during the year ended December 31, 2007 had an intrinsic value of $136,600 at the date of exercise.

As of December 31, 2007, there was $2,237,304 of total deferred compensation cost related to options issued to employees that will be recognized in expense over a weighted average period of 1.6 years.

4.	Property and equipment, net

Property and equipment, net, consisted of the following at December 31, 2007:

Notes to Consolidated Financial Statements

Asset	Amount
Computer hardware	$224,791
Computer software	380,579
Equipment	99,226
Vehicle	193,843
Furniture and fixtures	138,378
Leasehold improvements	114,560
1,151,377

Less: accumulated depreciation and amortization	(556,460)
$594,917

Depreciation and amortization expense related to the above was $248,289 and $226,978 for the years ended December 31, 2007 and 2006, respectively.

5.	Accrued Liabilities

Accrued liabilities consisted of the following at December 31, 2007:

Accrued professional fees	$167,903
Deferred revenue	87,527
Accrued interest payable	100,443
Other accrued liabilities	180,950
$536,823

6.	Debt

Debt financings consist of the following as of December 31, 2007:

	Principal	Unamortized Debt Discount	Net
Laurus Convertible Notes	$3,075,000	$(307,574)	$2,767,426
Junior Convertible Notes	1,961,665	(201,128)	1,760,537
Bridge Notes	1,050,000	(114,493)	935,507

	$6,086,665	$(623,195)	5,463,470
Less current portion			4,033,361
Long-term portion			$1,430,109

Notes to Consolidated Financial Statements

Convertible Bridge Notes

The Company issued an aggregate of $1,050,000 of 9% convertible notes in the second quarter of 2007 (the “Bridge Notes”). Total unpaid principal, together with all accrued interest is due one year from the issuance date of each. The Bridge Note holders received 525,000 warrants to purchase shares of the Company’s common stock at an exercise price of $2.00 per share and a five year term. In the event the Company completes the closing of a financing, as defined, at any time prior to the maturity of the Bridge Notes, the Bridge Note holders may, at their sole option, convert the remaining outstanding principal and accrued interest, into the form of securities issued in such next round of financing on the same terms and conditions and the same price per share of the securities issued in such financing. The Company allocated the $1,050,000 of proceeds from the Bridge Notes based on the computed relative fair values of the debt and the warrants issued to the Bridge Note holders. The warrants were valued using a Black-Scholes Option pricing model with the following assumptions: (1) common stock fair values ranging from $1.05 - $1.50 per share on the date of issuance, (2) expected volatility of 81%, (3) risk free rates ranging from 4.51% to 4.55% on the date of issuance, (4) life of 5 years and (5) no dividend, which resulted in a fair value of $438,813 for the warrants. The resulting relative fair value of the warrants was $309,477. Accordingly, the resulting relative fair value allocated to the debt component at the date of issuance was $740,523. Since the conversion of the Bridge Notes is contingent upon the completion of a future event no beneficial conversion was recorded at the time of issuance.

Short Term Note

In April 2007, the Company issued a $400,000 short term note (the “Short Term Note”). The Short Term Note bears interest at 9%. The Short Term Note holder received a warrant to purchase 200,000 shares of the Company’s common stock at an exercise price of $2.00 per share and a five year term. The Short Term Note was converted into common stock under the same terms and conditions as the Interim Financing in May 2007. The warrant was valued using a Black-Scholes option pricing model with the following assumptions: (1) common stock fair value of $1.50 per share on the date of issuance, (2) expected volatility of 81%, (3) risk free rate of 4.56% on the date of issuance, (4) life of 5 years and (5) no dividend, which resulted in a fair value of $187,027 for the warrant. The result was a relative fair value of the warrant of $127,440, and a beneficial conversion feature of $127,440. Accordingly, the net carrying value of the debt component at the date of issuance was $145,120. In May 2007, the Short Term Note was converted into 200,000 shares of common stock and a warrant to purchase to purchase 100,000 shares of the Company’s common stock at an exercise price of $1.00 per share and a term of seven years. Upon conversion of the Short Term Note the Company recorded a charge to operations for the total debt discount of $254,880, which is included in amortization of debt discounts and debt issuance costs.

Laurus and Junior Convertible Notes

In 2006 Flagship entered into a securities purchase agreement (the “Laurus Securities Agreement”) with Laurus Master Fund, Ltd. (“Laurus”). Under the Laurus Securities Agreement, Laurus purchased from Flagship a secured convertible term note (the “Laurus Convertible Note”) in an aggregate principal amount of $4,100,000. The Laurus Convertible Note bears interest at 1.0% above the prime rate, with a minimum interest rate of 7%, and is convertible in whole or in part into common stock of the Company at a fixed conversion price of $0.90 per share at the election of Laurus. During July 2007, Laurus converted principal of $270,000 of the Laurus Convertible Note in exchange for 300,000 shares of the Company’s common stock and the Company recorded a charge to operations for the amortization of debt discount of $34,802.

Notes to Consolidated Financial Statements

In 2006 Flagship entered into a securities purchase agreement (the “Junior Securities Agreement”) with certain holders of Flagship’s short-term notes. Under the Junior Securities Agreement, the note holders (the “Junior Note Holders”) agreed to convert $3,000,000 of the short-term notes previously issued into secured convertible term notes (the “Junior Convertible Notes”) in Flagship. The Junior Convertible Notes bear interest at 1.0% above the prime rate, with a minimum interest rate of 7% and are convertible in whole or in part into common stock of the Company at a fixed conversion price of $0.90 per share at the election of each of the Junior Note Holders. During June 2007, two Junior Note Holders converted principal of $42,500 of Junior Convertible Notes in exchange for 47,222 shares of the Company’s common stock. Additionally, several Junior Note Holders converted principal of $441,669 of Junior Convertible Notes in exchange for 490,743 shares of the Company’s common stock during the third quarter of 2007 and the Company recorded a charge to operations for the amortization of debt discount of $62,125.

Flagship was originally required to repay the Laurus Convertible Notes and Junior Convertible Notes (collectively the “Convertible Notes”) on a monthly basis over a 24 month period beginning on February 1, 2007. In 2007 holders of the Convertible Notes and the Company executed waivers (the “Waivers”) whereby the parties agreed that the first monthly payment would be deferred until July 1, 2007. All deferred payments would be payable in January 2009. As consideration for the Waiver, the Company agreed to pay a fee of approximately $57,500 to the Convertible Note holders. The Company will amortize the fee for the remaining time the Convertible Notes are outstanding. The Company has determined that the changes in the repayment of the debt per the Waivers did not substantially change the Convertible Notes. As of December 31, 2007 $18,158 of the fee has been amortized on the accompanying consolidated statements of operations and charged to interest expense. The Company has accounted for this transaction in accordance with EITF Issue No. 96-19 Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments. No adjustment to the consolidated financial statements was necessary as a result of such modification. During 2007, Flagship repaid $1,309,165 in principal on the Convertible Notes. In connection with the original issuance of the Convertible Notes, the Company issued warrants to purchase 1,902,174 shares of common stock at an exercise price of $0.92 per share and a term of seven years.

Debt Discounts and Debt Issuance Costs

During the years ended December 31, 2007 and 2006, $2,758,288 and $2,781,983, respectively, of debt discounts were amortized and included in amortization of debt discounts and debt issuance costs on the accompanying consolidated statements of operations. During the years ended December 31, 2007 and 2006, $90,466 and $111,954 respectively, of debt issuance costs have been amortized and are included in amortization of debt discounts and debt issuance costs on the accompanying consolidated statements of operations.

Notes to Consolidated Financial Statements

7.	Capital Stock

Increase in Authorized Shares

In April 2007, a majority of the stockholders of Flagship approved an increase in the number of authorized shares of common stock from 125,000,000 shares to 175,000,000 shares and the number of authorized shares of preferred stock from 5,000,000 shares to 25,000,000 shares.

Interim Financings and Sales of Common Stock and Warrants

On June 7, 2006, the Company issued notes payable to Apollo Medical Partners, LP and Apollo Medical Offshore Partners, LP in the amounts of $2,700,000 and $1,300,000, respectively (the “Apollo Notes”). Pursuant to the terms of the Apollo Notes, the principal and accrued interest were convertible into the form of securities issued in the next round of financing on the same terms and conditions as such financing, provided that the Company raised an additional $4,000,000.

In October 2006, the Company commenced a private placement to raise up to $8,000,000 in interim financing (the “Interim Financing”) by issuing up to 4,000,000 newly issued shares of the Company’s common stock at a price of $2.00 per share and up to 1,000,000 warrants to purchase shares of common stock at an exercise price of $1.00 per share and a term of seven years. The investors received warrants to purchase one share of the Company’s common stock for every two shares of common stock purchased.

The table below summarizes the investment activity related to the Interim Financing:

Date	Investment Amount	Shares of common stock issued	Warrants issued to purchase common stock
October 2006	$1,000,000	500,000	250,000
November 2006	1,200,000	600,000	300,000
January 2007	1,130,000	565,000	282,500
April 2007	400,000	200,000	100,000
June 2007	270,000	135,000	67,500
Total	$4,000,000	2,000,000	1,000,000

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

Notes to Consolidated Financial Statements

FrontPoint Financing

In July 2007 the Company sold 6,809,258 shares of its common stock and issued 2,042,777 warrants to purchase common stock at a price of $2.20 per unit, for an aggregate of $14,980,367 (the “FrontPoint Financing”) to FrontPoint Healthcare Fund, L.P., FrontPoint Healthcare Fund 2X, L.P., FrontPoint Healthcare Horizons Fund, L.P. and FrontPoint Healthcare Long Horizons Fund, L.P. (collectively, “FrontPoint”). The warrants are exercisable beginning July 16, 2008, have an exercise price of $3.00 per share and a term of four years. The Company incurred $795,141 of financing costs related to the FrontPoint Financing and, accordingly, has recorded such costs as an offset to additional paid-in capital on the accompanying consolidated balance sheet.

In accordance with the terms and conditions of the FrontPoint Financing, the Company and FrontPoint entered into a Registration Rights Agreement (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, the Company agreed to register the FrontPoint’s shares of common stock issued under the Securities Purchase Agreement and the common stock underlying the warrants. The Company’s registration was filed with the SEC and became effective on September 19, 2007. The Company expects the registration of such shares to remain effective and therefore no contingent liability has been recorded as of December 31, 2007.

8.	Warrants

Outstanding warrants to purchase common stock issued in connection with financings consist of the following at December 31, 2007:

	Warrants	Exercise Price	Expiration
Warrants issued in connection with Convertible Notes	1,902,174	$0.92	1/31/2013
Warrants issued in connection with the Interim Financing	1,000,000	$1.00	Various
Warrants issued in connection with Apollo Notes conversion	1,083,939	$1.00	6/7/2014
Warrants issued in connection with Short Term Note	200,000	$2.00	4/30/2012
Warrants issued in connection with Bridge Notes	525,000	$2.00	Various
Warrants issued in connection with FrontPoint Financing	2,042,777	$3.00	7/16/2011
	6,753,890

9.	Registration rights

The Company entered into registration rights agreements with Laurus, the Junior Note Holders, FrontPoint and investors in the Interim Financing covering the registration of the common stock issued pursuant to these financings and the common stock underlying the Convertible Notes and the warrants issued to the investors. The Company filed registration statements on Form SB-2 in connection with the aforementioned registrations which were all declared effective by the SEC. The Company is required to use its best efforts to keep the registration statements continuously effective until the date which is the earlier of when (i) all registrable securities have been sold or (ii) all registrable securities covered by such registration statement may be sold immediately without registration under the Securities Act and without volume restrictions. The Company expects the registration of such shares to remain effective and therefore no contingent liability has been recorded as of December 31, 2007. All costs incurred subsequent to the completion of the financings incurred in connection with the aforementioned registrations and keeping the registration statements effective are treated as period costs and included in the consolidated statements of operations.

Notes to Consolidated Financial Statements

10.	Commitments and contingencies

Pending litigation

A former independent contractor (the “Plaintiff”) has filed a lawsuit against the Company and Flagship, among others. The Plaintiff alleges that he was promised employment with the Company and performed services to Flagship based on these promises. The Plaintiff is seeking compensatory and punitive damages, including the issuance of additional shares of stock for these services and attorney fees in an aggregate amount of approximately $1,800,000. The Company believes this lawsuit is without merit and intends to defend it vigorously. In management’s opinion the final resolution of this matter will not have a material impact on the consolidated financial position or consolidated results of operations of the Company.

Leases

The Company leases office space under operating leases, which expire through December 31, 2016. As of December 31, 2007, future minimum annual payments under these leases were as follows:

2008	$1,041,000
2009	1,044,000
2010	1,096,000
2011	751,000
2012	499,000
Thereafter	2,216,000
$6,647,000

Rent expense is recognized over the term of the lease on a straight-line basis. Total rent expense was $1,111,847 and $555,899 for the years ended December 31, 2007 and 2006, respectively.

Pursuant to the terms of a sublease, the Company receives sublease income relating to certain space vacated in 2006. Such sublease income is approximately $323,000, $329,000 and $307,000 in 2008, 2009 and 2010, respectively, which approximates the rent expense related to such space and is for the remaining term of the lease. The Company recognized sublease income of $325,238 and $40,640 for the years ended December 31, 2007 and 2006, respectively. The Company recognizes sublease income in other income on the consolidated statements of operations.

Notes to Consolidated Financial Statements

11.	Retirement Plan

The Company has a 401(k) Profit Sharing Plan (the “Plan”) available for substantially all employees who have been with the Company for a minimum of six months. Employees may contribute up to the annual Internal Revenue Service dollar limit. Company contributions to the Plan are at the discretion of the Company.  The Company has not made any contributions to the Plan to date.

12.	Income Taxes

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective tax was as follows:

	Years Ended December 31,
	2007	2006

Statutory U.S. rate	34.0%	34.0%
State and city income taxes, net of federal benefit	11.0%	11.0%
Non-deductible stock-based compensation expense	(3.1%)	(3.1%)
Effect of valuation allowance	(41.9%)	(41.9%)

Total income tax expense (benefit)	0.0%	0.0%

Notes to Consolidated Financial Statements

Significant components of the Company’s deferred tax assets at December 31, 2007 are as follows:

Net operating loss carry-forwards	$14,209,000
Stock-based compensation expense	1,649,200
Impairment of assets	280,500
Beneficial conversion feature	(75,600)
Deferred rent	187,200
Other, net	34,000
Deferred tax assets, net	16,284,300
Effect of valuation allowance	(16,284,300)
Net deferred tax assets	$-

The following table summarizes the change in the valuation allowance:

	Years Ended December 31,
	2007	2006
Valuation allowance at beginning of year	$(10,187,800)	$(5,125,300)
Charged to provision for income taxes	(6,096,500)	(5,062,500)
Valuation allowance at end of year	$(16,284,300)	$(10,187,800)

At December 31, 2007, the Company had net operating loss carry-forwards of approximately $31,576,000, which expire through 2027, subject to certain limitations. A full valuation allowance has been established because of the uncertainty regarding the Company’s ability to generate income sufficient to utilize the tax losses during the carryforward period.

Under the provision of EITF No. 05-08, Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature, the beneficial conversion feature results in a temporary basis difference for the purpose of applying SFAS No. 109, Accounting for Income Taxes. The EITF reached a consensus that requires the temporary difference to be recorded as an adjustment to additional paid-in capital. The deferred tax benefit resulting from the amortization of the beneficial conversion feature has been fully reserved for because of the lack of objective evidence supporting its realization. When, and if, such amounts become realizable they will be recorded as a component of additional paid-in capital.

13.	Related Party Transactions

In March 2005, Flagship issued 3,031,250 shares of common stock to certain members of management to settle $606,250 of compensation costs accrued during the year ended December 31, 2004. The stock was issued at $0.525 per share and resulted in additional compensation expense of approximately $985,156. The individuals receiving common stock included Fred F. Nazem, co-founder and former Chairman and Chief Executive Officer, Dr. Stephen J. O’Brien, co-founder and former officer, Richard Howard, director and former President, and Dr. Benjamin Safirstein, former director and EVP- Chief Medical Officer of the Company.

Notes to Consolidated Financial Statements

Mr. Fred F. Nazem is the sole stockholder and President of Nazem, Inc. From its inception through August 2005, Flagship occupied space in the Nazem, Inc. offices. During that time, Flagship paid monthly rent of $5,940 to Nazem, Inc. for the use of such space. In addition, Nazem, Inc. incurred certain operating expenses on behalf of Flagship and Flagship reimbursed Nazem, Inc. for the payment of such expenses on its behalf.

On several occasions during the past two years, Fred F. Nazem made loans to Flagship for working capital needs. The following summarizes these loans and their status: (i) a loan of $250,000 was made in December 2004 and repaid in February 2005; (ii) a loan of $10,000 was made in January 2005 and was repaid in August 2006; (iii) loans of $200,000 made in July 2005, $500,000 made in August 2005 and $300,000 was made in September 2005; all of which were converted into the Junior Convertible Notes; and (iv) a loan of $250,000 made in April 2007 which is still outstanding. In connection with the April 2007 loan, Mr. Nazem received warrants to purchase 125,000 shares of common stock. The warrants have a five year term and are exercisable at $2.00 per share. Mr. Nazem converted $41,667 of Junior Convertible Notes into common stock in August 2007 at a conversion price of $0.90 per share.

In July 2005, OldIron Sports and Entertainment Company, Inc. (“OIS”) loaned Flagship $500,000. This loan was converted into the Junior Convertible Notes. In May 2007, OIS loaned Flagship $400,000, which is still outstanding. In connection with the May 2007 loan, OIS received warrants to purchase 200,000 shares of common stock. The warrants have a five year term and are exercisable at $2.00 per share. Mr. John H. Flood, III, President and Chief Executive Officer of the Company, owns 50% of OIS.

In December 2005, Mr. John H. Flood, III loaned Flagship $75,000 for working capital purposes. This loan was repaid in February 2006.

In November 2005, Dr. Benjamin Safirstein loaned Flagship $50,000. This loan was converted into the Junior Convertible Notes. Dr. Safirstein converted his Junior Convertible Note into common stock in July 2007 at a conversion price of $0.90 per share.

As part of the Laurus Convertible Note, Fred F. Nazem, John H. Flood, III and certain stockholders (the “Guarantors”) of the Company, provided a limited guaranty of the Company’s obligation to Laurus. The Guarantors received an aggregate of 1,951,596 shares of common stock and warrants to purchase 465,839 shares of common stock, valued at $176,767, for providing such guaranty (Note 15).

In January 2006, Dr. Mark Gardy, an employee of Flagship and Dr. Roger London, a former employee of Flagship, each loaned Flagship $100,000. These loans were converted into the Junior Convertible Notes. In August 2007, Dr. London converted his Junior Convertible Note into common stock at a conversion price of $0.90 per share.

Notes to Consolidated Financial Statements

14.	Supplemental Disclosure of Non-Cash Investing and Financing Activities

	Years Ended December 31,		For the period from inception (July 9, 2002) to December 31,
	2007	2006	2007
Value of contributions in-kind relating to Redeemable Series A Convertible Preferred Stock issued	$-	$-	$85,000
Value of contributions in-kind relating to common stock issued	$-	$-	$760,000
Value of warrants issued in connection with Redeemable Series A Convertible Preferred Stock	$-	$-	$143,066
Common stock issued to founders	$-	$-	$16,000
Accretion of Redeemable Series A Convertible Preferred Stock	$-	$160,241	$195,937
Accretion of Redeemable Series B Convertible Preferred Stock	$-	$33,617	$37,872
Common stock issued in lieu of compensation	$-	$-	$1,591,406
Common stock issued in exchange for services	$280,883	$-	$280,883
Conversion of Redeemable Series A Convertible Preferred Stock and Redeemable Series B Convertible Preferred Stock to common stock	$-	$5,509,605	$5,509,605
Issuance of shares in connection with acquisition	$-	$(76)	$(76)
Issuance of common stock in connection with financing	$-	$1,951	$1,951
Issuance of common stock in connection with the share exchange	$-	$1,200	$1,200
Cancellation of founders’ shares	$-	$-	$3,510
Allocation of value to common stock, issued in connection with acquisition	$-	$186,000	$186,000
Allocation of value to common stock, issued in connection with convertible debt financings	$-	$3,135,698	$3,135,698
Allocation of value to warrants issued in connection with debt financings	$436,917	$457,671	$894,588
Conversion of Convertible Notes to common stock	$754,169	$-	$754,169
Conversion of Apollo Notes to equity	$4,000,000	$-	$4,000,000
Conversion of interest expense and accrued interest payable	$335,754	$-	$335,754
Conversion of Short Term Note to equity	$400,000	$-	$400,000
Value of beneficial conversion feature in connection with debt financings	$127,440	$1,695,111	$1,822,551
Conversion of short term notes into Junior Convertible Notes	$-	$3,000,000	$3,000,000

15.	Subsequent Events

On January 24, 2008, the Company prepaid $2,000,000 of the outstanding principal related to the Laurus Convertible Note. In exchange for this prepayment and other consideration provided by the Guarantors, Laurus agreed to waive the prepayment penalty and to release the Guarantors from the limited guaranties.

On March 14, 2008, the Board of Directors of the Company approved and entered into employment agreements with John H. Flood, III, the Company’s Chief Executive Officer and President, Philip Barak, the Company’s Chief Financial Officer, Mark Gardy, MD, the Company’s Senior Vice President and Chief Medical Officer, and Clay Larsen, the Company’s Senior Vice President of Marketing and Sales.