Form 10-Q
period 2008-03-31
Flagship Global Health, Inc.
filed 2008-05-15
CIK 1051985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-Q
________________

☑     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

As of May 13, 2008, Flagship Global Health, Inc. had 69,482,630 shares of common stock outstanding.

Flagship Global Health, Inc.
(Formerly known as Patients & Physicians, Inc.)
(A Development Stage Company)

INDEX

PART I. FINANCIAL INFORMATION

Page
Item 1. Condensed Consolidated Financial Statements.

Condensed Consolidated Balance Sheets, as of March 31, 2008 (unaudited) and December 31, 2007 (audited)	3

Condensed Consolidated Statements of Operations, for the three months ended March 31, 2008 and 2007 and for the period from inception (July 9, 2002) to March 31, 2008 (unaudited)	4

Condensed Consolidated Statement of Stockholders’ Equity, for the three months ended March 31, 2008 (unaudited)	5

Condensed Consolidated Statements of Cash Flows, for the three months ended March 31, 2008 and 2007 and for the period from inception (July 9, 2002) to March 31, 2008 (unaudited)	6

Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	17

Item 4T. Controls and Procedures.	23

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.	24
Item 1A. Risk Factors.	24
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	30
Item 3. Defaults Upon Senior Securities.	30
Item 4. Submission of Matters to a Vote of Security Holders.	30
Item 5. Other Information.	31
Item 6. Exhibits.	31

Flagship Global Health, Inc. and Subsidiary
(Formerly known as Patients & Physicians, Inc.)
(A Development Stage Company)
Condensed Consolidated Balance Sheets
As of March 31, 2008 (unaudited) and December 31, 2007

	March 31, 2008 (Unaudited)	December 31, 2007 (Note 2)

ASSETS

Current Assets:
Cash and cash equivalents	$3,864,729	$8,511,494
Prepaid expenses and other current assets	491,122	335,451
Total current assets	4,355,851	8,846,945

Property and equipment, net	552,860	594,917
Other assets	34,170	43,132
Restricted cash	824,117	824,117
Total assets	$5,766,998	$10,309,111

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$403,309	$470,085
Accrued liabilities	465,025	536,823
Notes payable, current portion, net of unamortized discounts	3,335,440	4,033,361
Total current liabilities	4,203,774	5,040,269

Notes payable, net of current portion and unamortized discounts	-	1,430,109
Deferred rent liability	428,443	416,058
Total liabilities	4,632,217	6,886,436

COMMITMENTS AND CONTINGENCIES	-	-

Stockholders’ Equity:
Preferred stock, $0.001 par value: 25,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2008 and December 31, 2007	-	-
Common stock, $0.001 par value: 175,000,000 shares authorized, 69,482,630 shares issued and outstanding at March 31, 2008 and December 31, 2007	69,484	69,484
Additional paid-in capital	41,405,500	41,259,908
Deficit accumulated during the development stage	(40,340,203)	(37,906,717)

Total stockholders’ equity	1,134,781	3,422,675

Total liabilities and stockholders’ equity	$5,766,998	$10,309,111

See Notes to Condensed Consolidated Financial Statements

Flagship Global Health, Inc. and Subsidiary
(Formerly known as Patients & Physicians, Inc.)
(A Development Stage Company)
Condensed Consolidated Statements of Operations
For the three months ended March 31, 2008 and 2007
and for the period from inception (July 9, 2002) to March 31, 2008 (unaudited)

	Three Months Ended March 31,		For the period from inception (July 9, 2002) to March 31,
	2008	2007	2008
Subscription revenue	$195,847	$50,902	$580,562
Costs of revenue	45,000	7,275	120,425

Gross profit	150,847	43,627	460,137

Operating expenses:
Membership services	280,498	674,818	8,009,416
Selling, general and administrative	1,972,024	1,631,558	25,087,556
Loss on sale of equipment	-	-	88,953
Impairment of long-lived assets	-	-	623,235
Total operating expenses	2,252,522	2,306,376	33,809,106

Loss from operations	(2,101,675)	(2,262,749)	(33,349,023)

Interest income	48,145	8,836	380,322
Amortization of debt discounts and debt issuance costs	(435,507)	(832,137)	(6,178,198)
Interest expense	(97,780)	(246,677)	(1,772,256)
Other income, net	153,331	76,850	578,952

Loss before provision for income taxes	(2,433,486)	(3,255,877)	(40,340,203)

Provision for income taxes	-	-	-
Net loss	$(2,433,486)	$(3,255,877)	$(40,340,203)

Weighted average number of shares outstanding, basic and diluted	69,482,630	58,862,329

Net loss per share, basic and diluted	$(0.04)	$(0.06)

See Notes to Condensed Consolidated Financial Statements

Flagship Global Health, Inc. and Subsidiary
(Formerly known as Patients & Physicians, Inc.)
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders’ Equity
For the three months ended March 31, 2008 (unaudited)

	Common Stock		Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2007	69,482,630	$69,484	$41,259,908	$(37,906,717)	$3,422,675
Issuance of options to purchase common stock to employees for services	-	-	276,310	-	276,310
Issuance of options to purchase common stock to non-employees for services	-	-	(130,718)	-	(130,718)
Net loss	-	-	-	(2,433,486)	(2,433,486)
Balances at March 31, 2008 (unaudited)	69,482,630	$69,484	$41,405,500	$(40,340,203)	$1,134,781

See Notes to Condensed Consolidated Financial Statements

Flagship Global Health, Inc. and Subsidiary
(Formerly known as Patients & Physicians, Inc.)
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2008 and 2007
and for the period from inception (July 9, 2002) to March 31, 2008 (unaudited)

	Three Months Ended March 31,		For the period from inception (July 9, 2002)
	2008	2007	to March 31, 2008
OPERATING ACTIVITIES
Net loss	$(2,433,486)	$(3,255,877)	$(40,340,203)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	145,591	256,140	3,810,502
Amortization of debt discounts and debt issuance costs	435,507	832,137	6,178,198
Depreciation and amortization expense	79,445	50,226	866,082
Deferred rent liability	12,385	18,604	428,443
Loss on sale of equipment	-	-	88,953
Common stock issued in exchange for services	-	-	532,566
Common stock issued as payment for interest expense and accrued interest payable	-	-	335,754
Preferred stock issued in exchange for services	-	-	85,000
Common stock issued to employees	-	-	83,896
Common stock issued to founders	-	-	16,000
Common stock issued to employees in lieu of compensation	-	-	1,591,406
Note payable in lieu of compensation	-	-	165,000
Impairment of long-lived assets	-	-	623,235
Common stock issued in connection with acquisition	-	-	(76)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(155,671)	16,948	(491,122)
Other non current assets	(981)	(15,691)	(21,212)
Restricted assets	-	-	(824,117)
Accounts payable and accrued liabilities	(138,574)	340,947	868,334
Net cash used in operating activities	(2,055,784)	(1,756,566)	(26,003,361)
INVESTING ACTIVITIES
Purchases of property and equipment	(37,388)	(32,859)	(1,545,576)
Proceeds from the sale of equipment	-	-	25,000
Net cash used in investing activities	(37,388)	(32,859)	(1,520,576)
FINANCING ACTIVITIES
Proceeds from stockholders	-	-	83,763
Proceeds from issuance of common stock	-	1,130,000	17,918,195
Proceeds from exercise of stock options	-	-	67,025
Proceeds from exercise of warrants	-	-	7,500
Proceeds from issuance of Redeemable Series A Convertible Preferred Stock	-	-	1,735,000
Costs associated with issuance of Redeemable Series A Convertible Preferred Stock	-	-	(52,871)
Proceeds from exercise of warrants to purchase Redeemable Series A Convertible Preferred Stock	-	-	305,000
Proceeds from issuance of Redeemable Series B Convertible Preferred Stock	-	-	3,383,748
Costs associated with issuance of Redeemable Series B Convertible Preferred Stock	-	-	(37,015)
Proceeds from issuance of notes payable	-	-	7,335,000
Debt issuance costs	-	-	(225,321)
Repayments of notes payable	(2,553,593)	-	(4,362,758)
Proceeds from issuance of convertible bridge notes, net	-	-	1,050,000
Proceeds from issuance of secured convertible term notes, net	-	-	4,181,400
Net cash provided by (used in) financing activities	(2,553,593)	1,130,000	31,388,666
Net increase (decrease) in cash and cash equivalents	(4,646,765)	(659,425)	3,864,729
Cash and cash equivalents at beginning of period	8,511,494	941,733	-
Cash and cash equivalents at end of period	$3,864,729	$282,308	$3,864,729
Supplemental cash flow information
Cash payments for interest	$82,327	$163,468	$1,301,313

See Notes to Condensed Consolidated Financial Statements

Flagship Global Health, Inc. and Subsidiary
(Formerly Patients & Physicians, Inc.)
(A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements

1.	Nature of Business and Basis of Presentation

Flagship Global Health, Inc (“Flagship” or the “Company”) (formerly known as Patients & Physicians, Inc.) was organized on February 5, 1993 and commenced operations on July 9, 2002.

On June 27, 2006, Flagship closed an Exchange Agreement (the “Share Exchange”) with all of the stockholders of Flagship Patient Advocates, Inc. (“Advocates”) (formerly U.S. Open Healthcare Management, Inc.) whereby Flagship acquired all of the issued and outstanding capital stock of Advocates. Upon completion of the Share Exchange, Advocates’ stockholders controlled approximately 99% of the then issued and outstanding common stock. Prior to the Share Exchange, Flagship was a shell company. Post the Share Exchange, Advocates’ business activities were the activities of Flagship. As a result of these factors, this transaction has been treated as a reverse merger and a capital transaction, equivalent to the issuance of stock by Advocates for Flagship’s net assets and, accordingly, the historical financial statements prior to June 27, 2006 are those of Advocates. All shares and per share data prior to the Share Exchange have been restated to reflect the stock issuances and the effect of the closing of the Share Exchange.

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

Flagship is an international membership-based, healthcare management company dedicated to obtaining the highest quality of healthcare for its members, whether they are at home or traveling. Acting as a member’s healthcare advocate, Flagship is focused on providing priority access to renowned and clinically acclaimed physicians, which are typically difficult to access. Rather than simply providing names, Flagship offers physician referrals and priority scheduled appointments, in addition to emergent care needs, a personal electronic Internet-based medical record repository, air evacuation and personalized advocacy services to its members, all linked by a sophisticated and proprietary information management system. For Flagship, healthcare advocacy means bringing about the delivery of exceptional quality medicine to each of our members. The Company derives revenue from the sale of annual memberships through a combination of various service offerings.

Flagship Global Health, Inc. and Subsidiary
(Formerly Patients & Physicians, Inc.)
(A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements

Flagship has not generated significant revenues through March 31, 2008 and is considered to be a development stage company in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses of $40,340,203 since inception (July 9, 2002) to March 31, 2008 and had working capital of $152,077 at March 31, 2008. These factors, among others, raise substantial doubt about its ability to continue as a going concern.

Although the Company completed an equity financing in July 2007 and realized net proceeds of $14,185,226 (Note 5), management recognizes that Flagship’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to allow Flagship to continue the development of its business plan and satisfy its obligations on a timely basis. Although there can be no assurance, management believes that such cash flows will be funded by additional equity and/or debt financings through the time in which Flagship emerges from the development stage and generates sufficient positive cash flows from its operations. Our condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

All references to “Company” shall apply to Flagship Global Health, Inc. and subsidiary.

2.	Summary of Significant Accounting Policies

Interim financial statements

The accompanying condensed consolidated balance sheet as of December 31, 2007, which has been derived from audited statements, and the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations. However the Company believes that the disclosures are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the three months ended March 31, 2008 and 2007 are not necessarily indicative of the results to be expected for any other interim period of any future year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2007 included in our Form 10-KSB filed with the SEC on March 28, 2008 and registration statement Form SB-2 filed on December 21, 2007.

Flagship Global Health, Inc. and Subsidiary
(Formerly Patients & Physicians, Inc.)
(A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements

Consolidation

The condensed consolidated financial statements include the accounts of Flagship and its wholly-owned subsidiary, Flagship China. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues, if any, and expenses during the reporting period. The accounting estimates that require management’s most difficult and subjective judgments include capitalization of certain assets, depreciable/amortizable lives, impairment of long-lived assets, the expected volatility of common stock, and the fair value of common stock and options issued for services as well as the allocation of proceeds from the issuance of debt and equity instruments. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates.

Net loss per share

Net loss per share is computed based on the weighted average number of shares of common stock outstanding during the period.

Basic loss per share is computed by dividing loss available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding warrants, options and debt conversion features is antidilutive, due to the losses of the Company, they have been excluded from the Company’s computation of net loss per share for three months ended March 31, 2008 and 2007. Therefore, basic and diluted loss per share was the same for three months ended March 31, 2008 and 2007. The total number of potentially dilutive securities excluded from the calculation of diluted loss per share for the three months ended March 31, 2008 and 2007 was 22,443,608 and 17,834,313, respectively.

Revenue Recognition

The Company recognizes revenues in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB No. 101”) as amended by SEC Staff Accounting Bulletin No. 104, Revenue Recognition, revised and updated (“SAB No. 104”), which stipulates that revenue generally is realized or realizable and earned, once persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable and collectibility is reasonably assured. The Company sells memberships to individuals and institutions for access to its healthcare service offerings. The Company recognizes revenue ratably over the life of the membership. The Company recognized $195,847 and $50,902 of revenue for the three months ended March 31, 2008 and 2007, respectively.

Flagship Global Health, Inc. and Subsidiary
(Formerly Patients & Physicians, Inc.)
(A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements

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

The Company has accounted for non-employee compensation expense in accordance with Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (“EITF 96-18”), which requires non-employee share based compensation to be measured at their fair value as of the earlier of the date at which a commitment for performance to earn the equity instruments is reached (“performance commitment date”) or the date at which performance is complete (“performance completion date”). Non-employee stock options which involve only performance conditions when neither the performance commitment date nor performance completion date has occurred as of the interim financial reporting date are accounted for by measuring the instrument’s then-current fair value. As of March 31, 2008, the Company accounted for 2,597,500 options under the guidance of EITF 96-18.

Fair Value Measurements

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Company adopted SFAS No. 157 on January 1, 2008. The adoption of SFAS No. 157 had no impact on the Company’s condensed consolidated financial statements or financial statement disclosure.

Flagship Global Health, Inc. and Subsidiary
(Formerly Patients & Physicians, Inc.)
(A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 provides a “Fair Value Option” under which a company may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities. SFAS No. 159 will be available on a contract-by-contract basis with changes in fair value recognized in earnings as those changes occur. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. SFAS No. 159 also allows early adoption provided that the entity also adopts the requirements of SFAS No. 157. The Company adopted SFAS No. 159 on January 1, 2008. The adoption of SFAS No. 159 had no impact on the Company’s condensed consolidated financial statements or financial statement disclosure.

Recent Accounting Pronouncements Issued, Not Yet Adopted

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the Company’s condensed consolidated financial statements.

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

A summary of stock-based compensation expense recognized during the three months ended March 31, 2008 and 2007 is presented below:

	Three Months Ended March 31,
	2008	2007
Membership services	$40,364	$17,824
Selling, general and administrative	235,945	62,943
Non-employees	(130,718)	175,373
Total options expense	$145,591	$256,140

Stock-based compensation expense related to non-employees is included in membership services in the accompanying condensed consolidated statements of operations. The Company adjusts to fair market value stock-based compensation expense related to non-vested stock options issued to non-employees as of the end of the reporting period.

Flagship Global Health, Inc. and Subsidiary
(Formerly Patients & Physicians, Inc.)
(A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements

A summary of options activity for the three months ended March 31, 2008 is presented below:

	Options	Weighted Average Exercise Price
Outstanding, December 31, 2007	10,018,250	$1.08
Granted	3,215,000	$0.16
Exercised	-	$-
Forfeited or expired	(485,000)	$1.25
Outstanding, March 31, 2008	12,748,250	$0.84
Exercisable, March 31, 2008	5,883,000	$0.79

Outstanding stock options at March 31, 2008 include 1,585,000 stock options which will vest based on performance criteria and whose measurement has not been achieved.

The fair value of each stock option grant to employees is estimated on the date of grant. A Black-Scholes option-pricing model, applying the following range of assumptions, was used to estimate the fair value for employee stock options issued:

	Three Months Ended March 31,
	2008	2007
Expected volatility	81%	82%
Risk-free rate	2.46% to 3.45%	4.58% to 4.65%
Expected life of options	6.60 years	5 to 10 years
Dividend yield	0%	0%

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

The weighted average grant-date fair value of the options granted was $0.16 per share and $1.50 per share for the three months ended March 31, 2008 and 2007, respectively.

The options outstanding at March 31, 2008 have exercise prices ranging from $0.035 to $2.00 per share, a weighted average remaining contractual life of approximately 8.0 years and an intrinsic value of $909,110.

The options which are exercisable at March 31, 2008 have a weighted average remaining contractual life of approximately 7.6 years and an intrinsic value of $113,400.

Options which are exercisable as of March 31, 2008 and options expected to vest thereafter total 4,952,400 shares, have a weighted average exercise price of $0.62, remaining contractual life of approximately 5.9 years, and an aggregate intrinsic value of $112,800. The options expected to vest reflect an estimated forfeiture rate.

Flagship Global Health, Inc. and Subsidiary
(Formerly Patients & Physicians, Inc.)
(A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements

As of March 31, 2008, there was $1,825,508 of total deferred compensation cost related to options issued to employees that will be recognized as expense over a weighted average period of 1.7 years.

4.	Debt

Debt financings consist of the following as of March 31, 2008:

	Principal	Unamortized Debt Discounts	Net
Laurus Convertible Notes	$847,656	$(54,187)	$793,469
Junior Convertible Notes	1,635,415	(113,810)	1,521,605
Bridge Notes	1,050,000	(29,634)	1,020,366
	$3,533,071	$(197,631)	3,335,440
Less current portion			3,335,440
Long-term portion			$-

Bridge Notes

The Company issued an aggregate of $1,050,000 of 9% convertible notes in the second quarter of 2007 (the “Bridge Notes”). Total unpaid principal, together with all accrued interest was due one year from the issuance date of each Bridge Note. The Bridge Note holders received 525,000 warrants to purchase shares of the Company’s common stock at an exercise price of $2.00 per share and a five year term. In the event the Company completes the closing of a financing, at any time prior to the maturity of the Bridge Notes, the Bridge Note holders may, at their sole option, convert the remaining outstanding principal and accrued interest, into the form of securities issued in such next round of financing on the same terms and conditions and the same price per share of the securities issued in such financing. The Company allocated the $1,050,000 of proceeds from the Bridge Notes based on the computed relative fair values of the debt and the warrants issued to the Bridge Note holders. The warrants were valued using a Black-Scholes Option pricing model with the following assumptions: (1) common stock fair values ranging from $1.05 - $1.50 per share on the date of issuance, (2) expected volatility of 81%, (3) risk free rates ranging from 4.51% to 4.55% on the date of issuance, (4) life of 5 years and (5) no dividend, which resulted in a fair value of $438,813 for the warrants. The resulting relative fair value of the warrants was $309,477. Accordingly, the resulting relative fair value allocated to the debt component at the date of issuance was $740,523. Since the conversion of the Bridge Notes is contingent upon the completion of a future event no beneficial conversion was recorded at the time of issuance (See Note 7).

Flagship Global Health, Inc. and Subsidiary
(Formerly Patients & Physicians, Inc.)
(A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements

Laurus and Junior Convertible Notes

In January 2006, Flagship entered into a securities purchase agreement (the “Laurus Securities Agreement”) with Laurus Master Fund, Ltd. (“Laurus”). Under the Laurus Securities Agreement, Laurus purchased from Flagship a secured convertible term note (the “Laurus Convertible Note”) in an aggregate principal amount of $4,100,000. The Laurus Convertible Note bears interest at 1.0% above the prime rate per annum, with a minimum interest rate of 7%, and is convertible in whole or in part into common stock of the Company at a fixed conversion price of $0.90 per share at the election of Laurus. During July 2007, Laurus converted principal of $270,000 of the Laurus Convertible Note in exchange for 300,000 shares of the Company’s common stock.

In January 2006, Flagship entered into a securities purchase agreement (the “Junior Securities Agreement”) with certain holders of Flagship’s short-term notes. Under the Junior Securities Agreement, the note holders (the “Junior Note Holders”) agreed to convert $3,000,000 of the short-term notes previously issued into secured convertible term notes (the “Junior Convertible Notes”) in Flagship. The Junior Convertible Notes bear interest at 1.0% above the prime rate per annum, with a minimum interest rate of 7% and are convertible in whole or in part into common stock of the Company at a fixed conversion price of $0.90 per share at the election of each of the Junior Note Holders. During June 2007, two Junior Note Holders converted principal of $42,500 of Junior Convertible Notes in exchange for 47,222 shares of the Company’s common stock. Additionally, several Junior Note Holders converted principal of $441,669 of Junior Convertible Notes in exchange for 490,743 shares of the Company’s common stock.

Flagship was originally required to repay the Laurus Convertible Notes and Junior Convertible Notes (collectively the “Convertible Notes”) on a monthly basis over a 24 month period beginning on February 1, 2007. In 2007, holders of the Convertible Notes and the Company executed waivers (the ”Waivers”) whereby the parties agreed that the first monthly payment would be deferred until July 1, 2007. All deferred payments are payable in January 2009. As consideration for the Waiver, the Company agreed to pay a fee of approximately $57,500 to the Convertible Note holders. The Company is amortizing the fee for the remaining time the Convertible Notes are outstanding. The Company has determined that the changes in the repayment of the debt per the Waivers did not substantially change the Convertible Notes. For the three months ended March 31, 2008, $27,237 of the fee has been amortized on the accompanying condensed consolidated statement of operations and charged to interest expense. The Company has accounted for this transaction in accordance with EITF Issue No. 96-19 Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments. No adjustment to the condensed consolidated financial statements was necessary as a result of such modification. During 2008, Flagship repaid $2,553,593 in principal on the Convertible Notes including a prepayment of $2,000,000 on the Laurus Convertible Notes in January 2008. In connection with the original issuance of the Convertible Notes, the Company issued warrants to purchase 1,902,174 shares of common stock at an exercise price of $0.92 per share and a term of seven years.

Flagship Global Health, Inc. and Subsidiary
(Formerly Patients & Physicians, Inc.)
(A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements

Debt Discounts and Debt Issuance Costs

During the three months ended March 31, 2008 and 2007, $425,564 and $799,945, respectively, of debt discounts were amortized and included in amortization of debt discounts and debt issuance costs on the accompanying condensed consolidated statements of operations. During the three months ended March 31, 2008 and 2007, $9,943 and $32,192 respectively, of debt issuance costs, which are included in other assets on the accompanying condensed consolidated balance sheets, have been amortized and are included in amortization of debt discounts and debt issuance costs on the accompanying condensed consolidated statements of operations.

5.	Capital Stock

FrontPoint Financing

In July 2007, the Company sold 6,809,258 shares of its common stock and issued 2,042,777 warrants to purchase common stock at a price of $2.20 per unit, for an aggregate of $14,980,367 (the ”FrontPoint Financing”) to FrontPoint Healthcare Fund, L.P., FrontPoint Healthcare Fund 2X, L.P., FrontPoint Healthcare Horizons Fund, L.P. and FrontPoint Healthcare Long Horizons Fund, L.P. (collectively, “FrontPoint”). The warrants are exercisable beginning July 16, 2008, have an exercise price of $3.00 per share and a term of four years. The Company incurred $795,141 of financing costs related to the FrontPoint Financing and, accordingly, has recorded such costs as a reduction to additional paid-in-capital on the accompanying condensed consolidated balance sheet.

In accordance with the terms and conditions of the FrontPoint Financing, the Company and FrontPoint entered into a Registration Rights Agreement (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, the Company agreed to register FrontPoint’s shares of common stock issued under the Securities Purchase Agreement and the common stock underlying the warrants. The Company’s registration statement was filed with the SEC and became effective on September 19, 2007. The Company expects the registration of such shares to remain effective and therefore no contingent liability has been recorded as of March 31, 2008.

6.	Commitments and Contingencies

Pending litigation

A former independent contractor (the “Plaintiff”) has filed a lawsuit against the Company and Flagship, among others. The Plaintiff alleges that he was promised employment with the Company and performed services to Flagship based on these promises. The Plaintiff is seeking compensatory and punitive damages, including the issuance of additional shares of common stock for these services and attorney fees in an aggregate amount of approximately $1,800,000. The Company believes this lawsuit is without merit and intends to defend it vigorously. In management’s opinion, the final resolution of this matter will not have a material impact on the condensed consolidated financial position or condensed consolidated results of operations of the Company.

Flagship Global Health, Inc. and Subsidiary
(Formerly Patients & Physicians, Inc.)
(A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements

7.	Subsequent Events

The Company has not paid the principal of two promissory notes, aggregating $650,000, which was due on April 23, 2008 and April 30, 2008, respectively. Management’s decision to defer the payment of these notes was made to preserve cash for operations. The maturity of a third promissory note in the principal amount of $400,000 and originally due on May 2, 2008 has been extended by consent of the holder to November 2, 2008. In connection with the extension, the Company issued to the holder a warrant to purchase 400,000 shares of common stock at an exercise price of $0.21 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements. You can identify forward-looking statements by the use of the words “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “proposed,” or “continue” or the negative of those terms. These statements are only predictions. In evaluating these statements, you should specifically consider various factors, including the risk factors outlined below. These factors may cause our actual results to differ materially from any forward-looking statements. Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

General Discussion on Results of Operations and Analysis of Financial Condition

Overview

Corporate History

Flagship Global Health, Inc (“Flagship”) (formerly known as Patients & Physicians, Inc.) was organized on February 5, 1993 and commenced operations on July 9, 2002.

On June 27, 2006, Flagship closed an Exchange Agreement (the “Share Exchange”) with all of the stockholders of Flagship Patient Advocates, Inc. (“Advocates”) whereby Flagship acquired all of the issued and outstanding capital stock of Advocates. Upon completion of the Share Exchange, Advocates’ stockholders controlled approximately 99% of the then issued and outstanding common stock. Prior to the Share Exchange, Flagship was a shell company. Post the Share Exchange, Advocates’ business activities were the activities of Flagship. As a result of these factors, this transaction has been treated as a reverse merger and a capital transaction, equivalent to the issuance of stock by Advocates for Flagship’s net assets and, accordingly, the historical financial statements prior to June 27, 2006 are those of Advocates. All shares and per share data prior to the Share Exchange have been restated to reflect the stock issuances and the effect of the closing of the Share Exchange.

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

Flagship is an international membership-based, private medical group dedicated to obtaining the highest level of healthcare services for its members, whether they are at home or traveling. Acting as a member’s healthcare advocate, Flagship is focused on providing priority access to renowned and clinically acclaimed physicians, which are typically difficult to access. Rather than simply providing names, Flagship offers referrals and priority appointments, in addition to emergent care needs, a personal electronic internet-based medical record repository and air evacuation to its members, all linked by a sophisticated IT management system. For Flagship, healthcare advocacy means bringing about the delivery of exceptional quality medicine to each of our members. The Company derives revenue from the sale of annual memberships through a combination of various service offerings.

Critical Accounting Policies

Refer to the Company’s audited financial statements for the year ended December 31, 2007 included in our Form 10-KSB, filed with the SEC on March 28, 2008, for a summary of the Company’s significant accounting policies.

Revenue Recognition

We derive revenue from the sale of memberships to individuals and institutions for access to our healthcare service offerings.

We recognize revenues in accordance with the SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB No. 101”) as amended by SEC Staff Accounting Bulletin No. 104, Revenue Recognition, revised and updated (“SAB No. 104”). SAB No. 104 stipulates that revenue generally is realized or realizable and earned, once persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable and collectibility is reasonably assured. We sell memberships to individuals and institutions for access to our healthcare service offerings. The Company recognizes revenue ratably over the life of the membership.

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

We have followed the guidance outlined in Financial Accounting Standards Board (“FASB”) Interpretations (“FIN”) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (“FIN 28”), as it relates to computing expense when appreciation rights vest over time. As of March 31, 2008, we accounted for 2,597,500 options under the guidance of EITF 96-18.

The fair value of each stock option grant to employees is estimated on the date of grant. The fair value of each stock option grant to non-employees is estimated on the applicable performance commitment date, performance completion date or interim financial reporting date.

Results Of Operations For The Three Months Ended March 31, 2008 Compared To The Three Months Ended March 31, 2007

Our activities to date have been focused on developing a membership-based international health assurance company providing health management and emergency support resources typically not available through conventional medical insurance. The Company provides physician referrals and priority appointments, in addition to emergent care needs, a personal electronic internet-based medical record repository and air evacuation to its members, all linked by a sophisticated and proprietary IT management system.

We are still a development stage company. Our operating activities to date have consisted primarily of developing our membership and physician databases and establishing our physician network. We had revenues of $195,847 and total operating expenses of $2,252,522 for the three months ended March 31, 2008 compared to revenues of $50,902 and total operating expenses of $2,306,376 for the three months ended March 31, 2007.

Revenues

Our total revenue increased by $144,945 to $195,847 for the three months ended March 31, 2008 versus $50,902 for the three months ended March 31, 2007. The increase is a primarily a result of a contract entered into in late 2007 to provide second opinion services to Quinn-healthcare in Ireland and the recognition of revenue from sales of annual memberships made in 2007. We are still in the stages of early product and services development and, although no assurances can be given, we do not expect to generate significant revenue from our various product lines until late 2008.

Costs of Revenue

Our total costs of revenue increased to $45,000 for the three months ended March 31, 2008 versus $7,275 for the three months ended March 31, 2007. The increase is directly related to costs associated with the recognition of revenues related to membership sales.

Total Operating Expenses

Total operating expenses for the three months ended March 31, 2008 were $2,252,522 compared to $2,306,376 for the three months ended March 31, 2007, a decrease of $53,854 or 2.3%. The decrease in expenses incurred during the three months ended March 31, 2008 as compared to 2007 are described in greater detail below and in the accompanying condensed consolidated financial statements attached.

Membership services expenses. Membership services expenses decreased by $394,320, or 58.4%, to $280,498 for the three months ended March 31, 2008 versus $674,818 for the three months ended March 31, 2007. The decrease was principally due to a reduction in personnel resulting in a decrease in related costs of approximately $71,000 and a reduction in the stock compensation expense related to consultants of approximately $306,000 which, since these options are marked to market, was a result of a decrease in the market price of the Company’s stock.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by $340,466, or 20.9%, to $1,972,024 for the three months ended March 31, 2008 as compared to $1,631,558 for the three months ended March 31, 2007. This increase was principally attributable to the issuance of stock options in the current quarter resulting in a charge to stock compensation expense of approximately $170,000, an increase in legal and professional fees of approximately $128,000 primarily relating to additional legal and accounting work required in 2008 related to being a public company, and an increase in depreciation and amortization of approximately $29,000 in 2008 versus 2007 due to an increase in fixed assets.

Interest income. Interest income increased by $39,309 to $48,145 for the three months ended March 31, 2008 as compared to $8,836 for the three months ended March 31, 2007. This increase was a result of having more cash on hand during the current three months ended March 31, 2008 as compared to the same period in 2007 due to the financing that closed in July 2007.

Amortization of debt discounts and debt issuance costs. Amortization of debt discounts and debt issuance costs decreased by $396,630 to $435,507 for the three months ended March 31, 2008 versus $832,137 for the three months ended March 31, 2007. The costs allocated to the debt are charged to operations over the life of the debt using the interest method, which produces a constant periodic rate of return, based on the outstanding principal. The amortization decreased due to the decrease in the outstanding principal related to the Convertible Notes.

Interest expense. Interest expense decreased by $148,897 to $97,780 for the three months ended March 31, 2008 versus $246,677 for the three months ended March 31, 2007. This decrease is primarily due to a reduction in the principal amount of Convertible Notes outstanding as a result the repayment of principal, certain conversions to common stock and the conversion of a $4,000,000 note to equity in June 2007. These decreases were partially offset by an increase in interest expense incurred in the current period related to the issuance of $1,050,000 of short term notes, which were not outstanding in the first quarter of 2007.

Other income, net. Other income, net increased by $76,481 to $153,331 for the three months ended March 31, 2008 versus $76,850 for the same period in 2007. This increase is related to the foreign currency translation gain in 2008 which did not exist in 2007.

Net loss

As a result of the foregoing, for the three months ended March 31, 2008, net loss decreased by $822,391, or 25.3%, to a net loss of $2,433,486, compared to a net loss of $3,255,877 for the corresponding period in 2007.

Liquidity And Capital Resources

At March 31, 2008, the Company had a working capital of approximately $152,000 compared to working capital of approximately $3,807,000 at December 31, 2007. The decrease in working capital was due to the use of cash of approximately $2,056,000 to fund operating activities and the repayment of approximately $2,554,000 of the outstanding principal on the Convertible Notes. These uses of cash were offset by a decrease in the current portion of notes payable of approximately $700,000.

At March 31, 2008, current liabilities included the principal due on the Convertible Notes of approximately $2,483,000 and the Bridge Notes of $1,050,000, net of the unamortized debt discounts of approximately $198,000.

The Company currently has approximately $1,500,000 on deposit in China and is in the process of repatriating these funds. Due to statutory regulation in China, this process may take time to complete. In the event that the Company is not able to repatriate these funds on a timely basis, it will have a significant impact on our ability to fund the Company’s continuing operations.

The Company has not paid the principal of two promissory notes, aggregating $650,000, which was due on April 23, 2008 and April 30, 2008, respectively. Management’s decision to defer the payment of these notes was made to preserve cash for operations. The maturity of a third promissory note in the principal amount of $400,000 and originally due on May 2, 2008 has been extended by consent of the holder to November 2, 2008. In connection with the extension, the Company issued to the holder a warrant to purchase 400,000 shares of common stock at an exercise price of $0.21 per share.

Going Concern

Our condensed consolidated financial statements have been prepared assuming we will continue as a going concern. We have experienced net losses of $2,433,486 and $3,255,877 during the three months ended March 31, 2008 and 2007, respectively, and $40,340,203 for the period from inception (July 9, 2002) to March 31, 2008. As of March 31, 2008, we had working capital of $152,077 versus $3,806,676 at December 31, 2007. The net losses and the decrease in working capital, among other factors, raise substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty. Assurances cannot be given that adequate financing can be obtained to meet our capital needs. If we are unable to generate profits and unable to continue to obtain financing to meet our working capital requirements, we may have to curtail our business sharply or cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to obtain additional financing and, ultimately, to attain profitability. Although no assurances can be given, we expect our gross margins to decrease in 2008 to approximately 61% as forecasted costs of revenues anticipate the increases in sales commissions associated with revenue generated from various sales strategies, we also expect sales to increase as the acceptance of our products take hold in the marketplace. We expect expenses in 2008 to be substantially the same as 2007 as infrastructure is sufficient for us to meet the operating needs of our current membership base and the forecasted increase in the coming year as well as operating requirements. In the event that we are able to achieve our forecast for 2008, the Company will be cash flow positive in the first half of 2009. If we are unable to meet the forecast, the Company could have significant cash needs. Presently, the Company is considering various alternatives, including pursuing a private placement financing, a merger or acquisition of the Company, as well as various strategies to improve cash from operations, in order to provide for the future working capital needs of the Company. Should the Company not be able to fund its working capital needs through a financing or increase in sales, we will be adversely affected and we may have to cease operations.

Item 4(T). Controls and Procedures.

A. Evaluation of Disclosure Controls and Procedures

The Company’s management has established disclosure controls and procedures designed to ensure that information it is required to disclose in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within time periods specified in the SEC rules and forms. Such disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information the Company is required to disclose in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure.

Based on an evaluation of the Company’s disclosure controls and procedures as of March 31, 2008, made by management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) were effective as of March 31, 2008.

B. Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the three months ended March 31, 2008 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

A former independent contractor (the “Plaintiff”) has filed a lawsuit against the Company, among others. The Plaintiff alleges that he was promised employment with Flagship and performed services for Flagship based on these promises. The Plaintiff is seeking compensatory and punitive damages, including the issuance of additional shares of common stock for these services and attorney fees in an aggregate amount of approximately $1,800,000. The Company believes this lawsuit is without merit and intends to defend it vigorously. In management’s opinion the final resolution of this matter will not have material impact on the consolidated financial position or results of operations of the Company.

Item 1A. Risk Factors

Risk Factors

You should carefully consider the risks described below before investing in the Company. We consider these risks to be significant to your decision whether to invest in our common stock at this time. If any of the following risks actually occur, our business, results of operations and financial condition could be seriously harmed, the trading price of our common stock could decline and you may lose all or part of your investment. The risks and uncertainties set forth below are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business and results of operations.

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

Flagship has a history of net losses and has an accumulated deficit of $40,340,203 from inception (July 9, 2002) through March 31, 2008. This amount does not include losses of Flagship prior to the Share Exchange. Furthermore, developing the Company’s business strategy and expanding the Company’s services will require additional capital, which may or may not be available to the Company. You should not rely solely on the public market valuation of the Company and the views of security analysts and investors for assessing the operational, business and financial success of the Company. Fluctuations in our quarterly operating results or our inability to achieve or maintain profitability may cause volatility in the price of our common stock in the public market. In light of these factors, among others, our independent registered public accounting firm has stated that there is substantial doubt about our ability to continue as a going concern in their opinion dated March 26, 2008 on our audited consolidated financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company may be unable to fund future growth.

The Company’s business strategy calls for expansion through an increase in sales of memberships by its internal and external sales forces. To this end, the Company has decided to invest substantial funds to increase its sales and marketing resources in order to grow revenues. In order to implement this strategy, the Company will require funding for additional personnel, capital expenditures and other expenses, as well as for working capital purposes. Financing may not be available to the Company on favorable terms, if at all. If adequate funds are not available on acceptable terms, then the Company may not be able to meet its business objectives for expansion. This, in turn, could harm the Company’s business, results of operations and financial condition. In addition, if the Company raises additional funds through the issuance of equity or convertible debt securities, or a combination thereof, then the shareholders will suffer dilution, and any new securities may have rights, preferences and privileges senior to those of our common stock. Furthermore, if the Company raises capital or acquires businesses by incurring indebtedness, the Company will become subject to the risks associated with indebtedness, including interest rate fluctuations and any financial or other covenants that the Company’s lender may require. Moreover, if the Company’s strategy to increase its sales and marketing resources in order to grow revenues does not produce the desired result, then the Company may incur significant unrecoverable expenses.

The Company’s growth may be limited if it is unable to attract and retain qualified personnel.

The Company’s business is largely dependent on the skills, experience and performance of key members of the Company’s senior management team. The Company plans to enter into agreements with independent third parties to sell products and services in order to grow revenue. The Company believes that its success depends largely on its ability to attract and retain highly-skilled and qualified technical, managerial and marketing personnel and enter into agreements with third parties. The market for highly skilled medical, sales, marketing and support personnel is highly competitive as a result of the limited availability of technically-qualified personnel with the requisite understanding of the markets which the Company serves. The inability to hire or retain qualified personnel may hinder the Company’s ability to implement its business strategy and may harm its business.

Lengthy sales and implementation cycles for the Company’s product makes it difficult to forecast revenues and, as a result, may have an adverse impact on the Company’s business.

The period from the Company’s initial contact with potential corporate buyers to the consummation of an agreement to offer the Company’s products and services is difficult to predict. These sales may be subject to delays due to a client’s internal procedures for approving such expenditures and other factors beyond the Company’s control. Implementation may be subject to delays based on the availability of the internal resources of the client that are needed, acceptance by potential members and other factors outside of the Company’s control. As a result, the Company has limited ability to forecast the timing of revenue from new members. This, in turn, makes it more difficult to predict the Company’s financial performance from quarter to quarter.

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

Interest in the Company’s products and services is based upon the Company’s ability to provide members with referrals and priority access to the Company’s network physicians. Although the Company has been able to continue to maintain and expand this network, if the Company is unable to continue to do so for any reason, the value of a membership would diminish and membership interest in the Company’s products and services would be adversely affected. Similarly, the Company’s ability to maintain or increase the number of highly qualified physicians in its network is based upon the Company’s ability to provide the physicians with incentive to continue to participate in the network. We cannot assure you that the Company will be able to retain qualified physicians to provide referral and priority access to members. If the Company is unable to provide high quality physicians to its members, the quality of the Company’s products and services will be reduced.

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

Under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, Congress established a set of federal national privacy standards for the protection by health plans, healthcare clearinghouses, healthcare providers and their business associates of individually identifiable health records. While the Company’s members own and control their own personal health records, the Company’s maintenance of these records using Flagship Global Health ID TM may subject the Company to HIPAA regulations. Furthermore, legislation regarding HIPAA is evolving and often confusing as it applies to new businesses such as the Company. Violation of HIPAA could result in substantial penalties that could adversely affect the Company’s future.

Risks Relating To Our Stock Being Publicly Traded

We incur costs as a result of being a publicly-traded company.

As a publicly-traded company, we incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, recently adopted corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, and other rules implemented relatively recently by the SEC and the National Association of Securities Dealers (the “NASD”).

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

Future Sales By Our Stockholders May Negatively Affect Our Stock Price And Our Ability To Raise Funds In New Stock Offerings.

Sales of our common stock in the public market could lower the market price of our common stock. Sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable or at all. Of the 69,482,630 shares of common stock outstanding as of May 8, 2008, 32,398,167 shares are freely tradable without restriction, unless held by our “affiliates.” The remaining 37,084,463 shares of common stock, which are held by existing stockholders, including the officers and directors, are “restricted securities” and may be resold in the public market only if registered or pursuant to an exemption from registration. Some of these shares may be resold under Rule 144.

Volatility in Our Common Share Price May Subject Us to Securities Litigation.

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

Our stock price may be volatile, which may result in losses to our shareholders.

The stock markets have experienced significant price and trading volume fluctuations, and the market prices of companies traded on the OTCBB have been volatile in the past and have experienced sharp share price and trading volume changes. The trading price of our common stock is likely to be volatile and could fluctuate widely in response to many of the following factors, some of which are beyond our control:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

The Company has not paid the principal of two promissory notes, aggregating $650,000, which was due on April 23, 2008 and April 30, 2008, respectively. Management’s decision to defer the payment of these notes was made to preserve cash for operations. The maturity of a third promissory note in the principal amount of $400,000 and originally due on May 2, 2008 has been extended by consent of the holder to November 2, 2008. In connection with the extension, the Company issued to the holder a warrant to purchase 400,000 shares of common stock at an exercise price of $0.21 per share.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On January 21, 2008, the Board of Directors of the Company adopted an amendment to the Company's bylaws, pursuant to which certain provisions relating to director nominations were added to the bylaws.

According to the bylaws, nominations of persons for election to the Board of Directors may be made at any annual meeting or at any special meeting of the stockholders called for the purpose of electing directors. A stockholder may make a nomination if he or she is a stockholder of record on the date of the giving of the notice provided for in the bylaws and on the record date for the determination of stockholders entitled to vote at such meeting. The stockholder who makes a nomination also must comply with the notice procedures set forth in the bylaws. For a nomination to be made by a stockholder, the stockholder must give timely notice in proper written form to the secretary of the Company, as set forth in the bylaws.

A copy of the bylaws is included as Exhibit 3.2 to Form 8-K filed on January 21, 2008, and was later amended effective March 14, 2008, to delete Section 3.8 of Article III of the bylaws in its entirety.

Item 6. Exhibits.

Exhibit Number	Description of Document
31.1	Rule 13a-14(a)/15d-14(a) Certification (CEO)**
31.2	Rule 13a-14(a)/15d-14(a) Certification (CFO)**
32.1	Section 1350 Certification (CEO)**
32.2	Section 1350 Certification (CFO)**
________
** Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLAGSHIP GLOBAL HEALTH, INC.
Date: May 15, 2008	By: /s/ John H. Flood III

John H. Flood III, President and Chief Executive Officer

Date: May 15, 2008	By: /s/ Philip E. Barak

Philip E. Barak, Chief Financial Officer